Form 10-Q
period 1998-06-30
ORTHOVITA INC
filed 1998-08-11
CIK 913756

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended June 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period from _______ to ________.


Commission File Number      0-24517.
                       -------------

                                ORTHOVITA, INC.
                             --------------------
            (Exact Name of Registrant as Specified in its Charter)

                   Pennsylvania                                                     23-2694857
-----------------------------------------------------------          ---------------------------------------
(State Other Jurisdiction of Incorporation or Organization)          (I.R.S. Employer Identification Number)

        45 Great Valley Parkway, Malvern, PA                                           19355
-----------------------------------------------------------          ---------------------------------------
      (Address of Principal Executive Offices)                                       (Zip Code)

Registrant's Telephone Number, Including Area Code                            (610) 640-1775
                                                                     ---------------------------------------

                               Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X__

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding as of August 1,1998
----------------------------          -------------------------------
Common Stock, par value $.01                  11,215,628 Shares


This Report Includes a Total of 15 Pages

                                   ORTHOVITA, INC. AND SUBSIDIARIES

                                                INDEX
PART I  FINANCIAL                                                                           PAGE
 INFORMATION                                                                               NUMBER

                      Item 1.    Financial Statements
                                 Consolidated Balance Sheets  June 30, 1998 and              3
                                 December 31, 1997

                                 Consolidated Statements of Operations  Three and            4
                                 six months ended June 30 1998 and 1997

                                 Consolidated Statements of Cash Flows  Six                  5
                                 months ended June 30, 1998 and 1997

                                 Notes to Consolidated Financial Statements                  6 - 8

                      Item 2.    Management's Discussion and Analysis of                     9 - 13
                                 Financial Condition and Results of Operations
PART II -
OTHER
INFORMATION
                      Item 4.    Submission of Matters to a Vote of Security                14
                                 Holders

                      Item 5.    Other Information                                          14

                      Item 6.    Exhibits and Reports on Form 8-K                           15

                                 Signatures                                                 15


                                                 ORTHOVITA, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,              DECEMBER 31,
                                                                                     1998                    1997
                                                                            -----------------------  ---------------------
                                ASSETS                                         (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                         $ 16,882,806           $  2,257,902
 Restricted cash                                                                        203,425                200,000
 Trade accounts receivable, net of allowance                                            413,634                469,363
  of $100,078 and $125,084
 Subscription proceeds receivable                                                       344,225                     --
 Inventories                                                                            248,927                248,707
 Other current assets                                                                    94,448                101,794
                                                                                     ----------             ----------
    Total current assets                                                             18,187,465              3,277,766

PROPERTY AND EQUIPMENT, net                                                           1,665,219              1,584,244
                                                                                     ----------             ----------
                                                                                   $ 19,852,684           $  4,862,010
                                                                                     ==========             ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Short-term bank borrowings                                                        $    692,000           $    692,000
 Current portion of long-term debt                                                      729,298                690,985
 Accounts payable                                                                       661,217                668,446
 Accrued patent defense costs                                                           497,377              1,003,236
 Accrued compensation and related expenses                                              522,845                412,926
 Other accrued expenses                                                               1,621,842                891,032
                                                                                     ----------             ----------
    Total current liabilities                                                         4,724,579              4,358,625
                                                                                     ----------             ----------
LONG-TERM DEBT                                                                          820,901                832,991
                                                                                     ----------             ----------
REDEEMABLE CLASS C CONVERTIBLE PREFERRED STOCK, 1,882,353 shares
 issued and outstanding at December 31, 1997 and no shares issued and                        --              7,383,090
 outstanding at June 30,1998
                                                                                     ----------             ----------


COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY (DEFICIT):
 Class A Convertible Preferred Stock, $.01 par value, 606,060 shares                         --                  6,061
  issued and outstanding at December 31, 1997 and no shares issued and outstanding at June 30, 1998
 Class B Convertible Preferred Stock, $.01 par value, 1,038,005 shares                       --                 10,380
  issued and outstanding at December 31, 1997 and no shares issued and outstanding at June 30, 1998
 Common Stock, $.01 pare value, 15,000,000 shares authorized,                           106,389                 51,862
  5,186,222 and 10,638,998 shares issued and outstanding
 Additional paid-in capital                                                          38,332,172             13,138,103
 Accumulated deficit                                                                (24,023,834)           (20,885,159)
 Cumulative translation adjustment                                                     (107,523)               (33,943)
                                                                                     ----------             ----------
    Total stockholders' equity (deficit)                                             14,307,204             (7,712,696)
                                                                                     ----------             ----------
                                                                                   $ 19,852,684           $  4,862,010
                                                                                     ==========              =========
                            The accompanying notes are an integral part of these financial statements.

                                                 ORTHOVITA, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                      THREE MONTHS ENDED                         Six Months Ended
                                                           JUNE 30,                                  JUNE 30,
                                                   1998                 1997                 1998                1997
                                           --------------------  -------------------  ------------------  -------------------
NET REVENUES                                   $ 1,112,292          $   678,485         $ 1,937,194          $ 1,419,189
COST OF SALES                                      332,691              191,775             546,196              476,952
                                                 _________            _________           _________            _________
   Gross profit                                    779,601              486,710           1,390,998              942,237
                                                 _________            _________           _________            _________
OPERATING EXPENSES:
  General and administrative                       479,715            1,047,036           1,070,020            2,033,112
  Selling and marketing                            832,564            1,085,221           1,771,783            2,087,045
  Research and development                         693,420              507,939           1,197,674              868,366
                                                 _________            _________           _________            _________
   Total operating expenses                      2,005,699            2,640,196           4,039,477            4,988,523
                                                 _________            _________           _________            _________
     Operating loss                             (1,226,098)          (2,153,486)         (2,648,479)          (4,046,286)
INTEREST EXPENSE                                   (48,370)             (21,504)           (114,121)             (87,311)
INTEREST INCOME                                     15,417               73,042              35,498               74,330
FOREIGN CURRENCY ADJUSTMENT                         24,850              (32,454)            (20,361)            (198,368)
                                                 _________            _________           _________            _________
   Loss before extraordinary item               (1,234,201)          (2,134,402)         (2,747,463)          (4,257,635)
EXTRAORDINARY ITEM  GAIN ON EARLY                       --                   --                  --              397,402
 EXTINGUISHMENT OF DEBT                          _________            _________           _________            _________

NET LOSS                                        (1,234,201)          (2,134,402)         (2,747,463)          (3,860,233)
ACCRETION OF REDEMPTION PREMIUM ON                 190,018              134,127             391,213              134,127
 PREFERRED STOCK                                 _________            _________           _________            _________

NET LOSS APPLICABLE TO COMMON                  $(1,424,219)         $(2,268,529)        $(3,138,676)         $(3,994,360)
 STOCKHOLDERS                                    =========            =========           =========            =========

NET LOSS PER COMMON SHARE
   Before extraordinary item                         $(.26)               $(.44)              $(.59)               $(.89)
   Extraordinary item                                   --                   --                  --                  .08
                                                 _________            _________           _________            _________
NET LOSS PER COMMON SHARE                            $(.26)               $(.44)              $(.59)               $(.81)
                                                  ========             ========            ========             ========
WEIGHTED AVERAGE NUMBER OF COMMON                5,459,130            5,139,188           5,342,180            4,955,959
 SHARES OUTSTANDING                               ========             ========            ========             ========

                            The accompanying notes are an integral part of these financial statements.

                                              ORTHOVITA, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                  1998               1997
                                                                           -----------        -----------
OPERATING ACTIVITIES:
Net loss                                                                   $(2,747,463)       $(3,860,233)
Adjustments to reconcile net loss to net cash used in operating activities -
  Extraordinary gain                                                                --           (397,902)
  Depreciation and amortization                                                205,896             52,494
  Services provided for Common Stock and Common Stock     options
                                                                                    --            211,000
  (Increase) decrease in -
    Accounts receivable                                                         55,729            (93,734)
    Subscription proceeds receivable                                          (344,225)                --
    Inventories                                                                   (220)           (42,292)
    Other current assets                                                         7,346            (19,212)
    Other assets                                                                    --             34,386

  Increase (decrease) in -
    Accounts payable                                                            (7,229)           (72,471)
    Accrued patent defense costs                                              (505,859)           243,063
    Accrued compensation and related expenses                                  109,919           (465,054)
    Other accrued expenses                                                     (69,190)           502,221
                                                                             _________          _________
      Net cash used in operating activities                                 (3,295,296)        (3,907,734)
                                                                             _________          _________
INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (286,871)          (541,112)
                                                                             _________          _________
FINANCING ACTIVITIES:
  Repayment of short-term bank borrowings                                           --           (260,000)
  Proceeds (repayment) of long-term debt                                        26,223         (1,053,744)
  Proceeds from sale of Common Stock                                        18,386,587          2,256,606
  Proceeds from sale of Class B Convertible Preferred Stock                         --          1,025,394
  Proceeds from sale of Class C Convertible Preferred Stock                         --          7,609,204
                                                                             _________          _________
      Net cash provided by financing activities                             18,412,810          9,577,460
                                                                             _________          _________
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (205,739)           221,607
                                                                            __________          _________
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   14,624,904          5,350,221
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               2,257,902            253,465
                                                                             _________          _________
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $16,882,806        $ 5,603,686
                                                                             =========           ========
              The accompanying notes are an integral part of these financial statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Orthovita, Inc. (the "Company") was incorporated in Pennsylvania in June 1992 and began operations in November 1993. The Company is engaged in the development and commercialization of proprietary bioactive bone substitutes.
The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, the uncertainty related to regulatory clearances, uncertainty of market acceptance, limited clinical trials, uncertainty related to third-party reimbursement, dependence on patents, trade secrets and proprietary rights, limited manufacturing experience, dependence on suppliers, competition, uncertainty of technological change, dependence on key personnel and advisors, and product liability and the availability of adequate insurance.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., its Belgian branch operations, and its wholly owned subsidiaries, Ortho, Inc. and Vita Licensing, Inc. Ortho, Inc. and Vita Licensing, Inc. were formed on June 29, 1998 for the purpose of managing the Company's investment and intellectual property portfolios, respectively. Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated interim financial statements of Orthovita, Inc. are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Prospectus dated June 25, 1998, filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 1997. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Loss per share

Loss per share is computed using the weighted average number of common shares outstanding during each operating period presented. Common stock equivalents including stock options and warrants are excluded from the computation, as their effect is antidilutive.

Comprehensive Income

In accordance with SFAS No. 130, "Reporting Comprehensive Income", the comprehensive loss for each six-month period ended June 30 presented is as follows:

                                                                        1998                     1997
                                                                        ----                     ----
Net Loss                                                             $(2,747,463)             $(3,860,233)
Currency Translation Adjustment                                          (73,580)                 259,263
                                                                      __________               __________
Comprehensive Loss                                                   $(2,821,043)             $(3,600,970)
                                                                      ==========               ==========

2.    CASH AND CASH EQUIVALENTS

The Company invests its excess cash in highly liquid short-term investments. For the purposes of the statements of cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

On June 30, 1998, the lead manager for the Company's initial public offering, Quartz Capital Partners, Limited, held $14,303,275 of the net proceeds from the offering, in a segregated bank trust account for the benefit of the Company. The Company has included these proceeds in Cash and Cash Equivalents as of June 30, 1998. The proceeds were transferred to the Company's bank account on July 2, 1998.


3.  SUBSCRIPTION PROCEEDS RECEIVABLE

On June 30,1998, the Company had a Subscription Proceeds Receivable of $344,225 from Quartz Capital Partners Limited. The Company received the funds on July 7, 1998.


4.  BANK BORROWINGS

As of June 30, 1998, $692,000 was outstanding under a $1 million line of credit arrangement the Company has with its bank. Subsequent to June 30, 1998, the Company repaid the $692,000 line of credit with its commercial bank.


5.  COMMITMENTS AND CONTINGENCIES

In May 1996 a complaint was filed in the U.S. District Court for the Northern District of Florida (the "Court") by the University of Florida Research Foundation, Inc., U.S. Biomaterials Corporation and Block Drug Corporation (the "Plaintiffs") against the Company, a distributor of the Company's BIOGRAN product and the Company's Chief Scientific Officer (the "Defendants"). This action charged the Defendants with infringement of U.S. Patent No. 4,851,046, said to be assigned to the University of Florida Research Foundation and said to be exclusively licensed to U.S. Biomaterials Corporation (the "BIOGRAN Matter"). In April 1998, the Court granted the Company's summary judgement motion stating that the Company's BIOGRAN product does not infringe this patent. The complaint also alleges false representation, unfair competition, false advertising and trade disparagement under federal and Florida state law. While no court ruling has been rendered regarding these other allegations, subsequent to June 30, 1998, the Company entered into a non-cash settlement agreement with the Plaintiffs with respect to these other allegations. As of June 30, 1998, the Company had a reserve of $497,000 for the estimated future cost of defending this litigation should the Plaintiffs decide to appeal the Court's summary judgement with respect to the patent infringement claim.

Subsequent to June 30, 1998, the Company reserved approximately $425,000 for its commitments under an employment and severance agreement that was effected through the resignation of an officer of the Company.


6.  STOCKHOLDERS' EQUITY

On June 25, 1998, the Company completed an initial public offering (the "Offering") of its common shares on the Brussels-based EASDAQ stock exchange. The issue raised net proceeds of $13.8 million from the sale of 1.5 million shares of common stock at $10.50 per share. In connection with the Offering, the Company exercised its right to cause the conversion of all, but not less than all, of the Class A Preferred and Class B Preferred stock then issued. The holders of the Class C Preferred stock agreed at the Offering to convert all of their shares into the same number of shares of Common Stock.

Subsequent to June 30, 1998, in connection with the Company's initial public offering, the Company sold 300,000 additional shares of common stock at $10.50 per share as the underwriters' exercised their over-allotment option in July 1998, raising net proceeds of approximately $2.9 million.

On June 11, 1998, Howmedica, Inc., a division of Pfizer, Inc., acquired an exclusive worldwide license to Orthovita's ORTHOCOMP(TM) for use in joint implant procedures. In connection with the license, Orthovita sold 370,392 shares of common stock to Howmedica, Inc. for $3.5 million.

During the second quarter of 1998, stock options and warrants to purchase 55,966 shares of common stock were exercised raising $208,606. Additionally during the second quarter of 1998, the Company issued stock options and warrants to purchase 51,100 shares of common stock at $4.25 per share to employees, consultants and advisors.


7.  NET PRODUCT REVENUE

On April 28, 1998 Orthovita and Implant Innovations, Inc. ("3i"), a US-based company involved in the manufacture, marketing and sale of dental implant products and oral health products, formed a global strategic alliance for the sale and marketing of BIOGRAN. Effective May 1, 1998, all product revenue was derived from sales of BIOGRAN to 3i.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN RISKS RELATED TO ORTHOVITA, INC.'S BUSINESS

This Report contains certain forward-looking and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the forward-looking statements in this Report as well as statements presented elsewhere by the Company. These statements include those relating to future events and risks and the Company's financial condition, results of operations, liquidity, and capital resources.

The Company's future results of operations involve a number of risks and uncertainties. Actual events or results may differ materially from those indicated by such forward-looking statements for a variety of reasons including, but not limited to, the uncertainty related to regulatory clearances, uncertainty of market acceptance, limited clinical trials, uncertainty related to third-party reimbursement, dependence on patents, trade secrets and proprietary rights, limited manufacturing experience, dependence on suppliers, competition, uncertainty of technological change, dependence on key personnel and advisors, and product liability and the availability of adequate insurance.

There is little historical data regarding the Company's market price for shares. Future negative announcements concerning the Company, its competitors or other companies in the bone substitute industry, including the results of testing and clinical trials, regulatory decisions, or public concern as to the safety or commercial value of the Company's products may have a material adverse effect on the market price of the Company's common stock.



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 1998 and December 31, 1997 were $16,882,806 and $2,257,902, respectively, representing 85% and 46%, respectively, of total assets. Cash equivalents consist of highly liquid, short-term investments with an original maturity of three months or less.

On June 30, 1998, the lead manager for the Company's initial public offering, Quartz Capital Partners, Limited, held $14,303,275 of the net proceeds from the offering, in a segregated bank trust account for the benefit of the Company. The Company has included these proceeds in Cash and Cash Equivalents as of June 30, 1998. The proceeds were transferred to the Company's bank account on July 2, 1998.

The following is a summary of selected cash flow information for the six months ended June 30:

                                                                       1998                     1997
                                                                       ----                     ----
Net cash used for operating activities                               $(3,295,296)             $(3,907,734)
Net cash used for investing activities                                  (286,871)                (541,112)
Net cash used for financing activities                                18,412,810                9,577,460

Net cash used for operating activities

Operating Cash Inflows

The principal source of the Company's current operating cash inflows is derived from the sale of BIOGRAN. BIOGRAN revenues to date have been realized primarily from direct product sales in the U.S. and in Europe. A summary of cash receipts from operating activities for the six months ended June 30 is as follows:

                                                                        1998                    1997
                                                                        ----                    ----
Product Sales Revenue:
     BIOGRAN  U.S.                                                     $1,767,943             $1,001,604
     BIOGRAN  Europe                                                      169,251                417,585
Interest Income                                                            35,498                 74,330

Operating Cash Inflows Outlook

In April 1998, the Company entered into an exclusive global strategic alliance with Implant Innovations, Inc. ("3i"). The arrangement provides for 3i to purchase, and for the Company to supply specified contract minimum monthly amounts of BIOGRAN in 1998 for the dental market. Per the contract minimums, the Company expects that, baring any interruption in its ability to supply BIOGRAN to 3i, its cash inflows from the sale of BIOGRAN to 3i for the remainder of 1998 will approximate $1.6 million. In June and July 1998, the Company sold an aggregate of 1.8 million shares of common stock in its initial public offering on the EASDAQ exchange (the "Offering") realizing net proceeds of approximately $16.8 million. As a result, the Company expects that its cash inflows from interest income for the remainder of 1998 will increase in proportion to the Company's investment in short-term, investment grade debt instruments.

Operating Cash Outflows

Cash outflows were primarily used for the commercialization of BIOGRAN and for development and pre-clinical activities in preparation for regulatory filings of ORTHOCOMP(TM) and VITAGRAFT(TM). Funds have been used for the hiring, training and development of the direct sales force, marketing and distribution of BIOGRAN and expansion of the Company from a development-stage company.

Operating Cash Outflows Outlook

The Company expects that the reduction in cash outflows for the remainder of 1998 resulting from (i) the reduction of its sales force due to the Company's arrangement with 3i and (ii) the settlement of all non-patent related claims in the BIOGRAN Matter will be offset by increases in cash outflows resulting from continued expansion of the Company's product development efforts.

Operating Cash Flow Requirements Outlook

The Company expects its cash flow from operating activities to continue to be negative until such time, if any, as regulatory clearances for ORTHOCOMP are obtained and revenue received from product sales exceeds funding of operating costs.

Net cash used for investing activities

The Company has invested $286,871 and $541,112 for the six months ended June 30, 1998 and 1997, respectively, in the purchase of property and equipment for the expansion of its product development capabilities.

Investing Cash Outlook -

The Company expects that its use of cash for investing activities for the remainder of 1998 will be comparable to that of prior periods. However, the Company will continue to evaluate the need for the expansion of its development and manufacturing facilities. The timing of such expansion is dependent upon a number of variables outside of the Company's control and include, but are not limited to, the timing of regulatory clearances for marketing of the Company's future products, the rate of market acceptance and growth of product sales, and the lead times required to bring additional manufacturing capacity on line.



Net cash provided by financing activities

For the Six Months Ended 1998

On June 25, 1998, the Company completed its Offering raising net proceeds of approximately $13.8 million from the sale of 1.5 million shares of common stock at $10.50 per share. On June 11, 1998, the Company sold 370,392 shares of common stock to Howmedica, Inc. for $3.5 million. Additionally, during the first six months of 1998, stock options and warrants were exercised to purchase 55,966 shares of common stock raising $208,606.

For the Six Months Ended 1997

During the first six months of 1997, the Company sold 533,685 shares of common stock for $4.25 per share, raising net proceeds of approximately $2.3 million; sold 1,882,353 shares of Class C Preferred Stock, together with related warrants exercisable for 215,025 shares of common stock, raising net proceeds of approximately $7.6 million; and, issued Class B warrant shares raising net proceeds of approximately $1.0 million. Proceeds from the equity financing activities were used to retire debt of $1,313,744.


Subsequent Events

Subsequent to June 30, 1998, the Company repaid the entire $692,000 balance under its line of credit with its commercial bank. On July 28, 1998, the Company sold 300,000 additional shares of common stock upon the exercise of the underwriters' over-allotment option, raising net proceeds of approximately $2.9 million.

Funding Requirements Outlook

As described above, the Company expects to continue to use cash and short-term investments to fund operations. The Company may also require the use of cash for a number of other reasons including to fund possible expansion of property and equipment for additional manufacturing capacity and to service long-term debt. The Company believes that its cash and short-term investments are adequate to fund its anticipated level of operations through the end of 1999. However, the Company's funding requirements may change due to numerous factors including, but not limited to, the decisions of regulatory authorities concerning the Company's marketing applications as they as filed from time to time, the results of the Company's clinical trials and other product development programs, the ability to meet clinical and commercial supply requirements, the expansion of development and manufacturing facilities, technological advances by the Company and by the competition, and regulatory requirements.

RESULTS OF OPERATIONS

This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

A summary of revenues and expenses for the six months ended June 30 is as follows:

                                                                                              % Change
                                                       1998                1997            1998 vs. 1997
                                                       ----                ----            -------------
Revenues                                         $ 1,937,194           $ 1,419,189              36%
Gross Profit                                       1,390,998               942,237              47
General and Administrative Expenses                1,070,020             2,033,112             (47)
Selling and Marketing Expenses                     1,771,783             2,087,045             (15)
Research and Development Expenses                  1,197,674               868,366              37
Net Loss                                          (2,747,463)           (3,830,233)            (28)

The increase in revenues for the six months ended June 30, 1998 as compared to the corresponding 1997 period reflects a 76% growth in domestic sales of BIOGRAN with a 59% decrease in international BIOGRAN sales. The Company attributes the international decline on a reduction in personnel dedicated to international sales activities, and expects its sales will increase in international markets as a result of its global strategic alliance with 3i. Revenues for the three months ended June 30, 1998 and 1997 were $1,112,292 and $678,485, respectively, for a 64% increase attributed to domestic growth.

The Company's six month gross profit margin improvement year-over-year is attributed to consolidation of its manufacturing of BIOGRAN to the U.S. from Belgium. Gross profit for the three months ended June 30, 1998 and 1997 was $779,601 and $486,710, respectively, a 60% increase period-over-period primarily due to the increase in sales volume.

The decrease in general and administrative expenses year-over-year is primarily a result of reduced patent litigation expenses of approximately $500,000. General and administrative expenses for the three months ended June 30, 1998 and 1997 were $479,715 and $1,047,036, respectively, a 54% decrease.

Selling and marketing expenses decreased year-over-year as a result of consolidation of certain sales territories and control of operating expenses. For the three months ended June 30, 1998 and 1997, sales and marketing expenses were $832,564 and $1,085,221, respectively, a 23% decline.

The 37% increase from 1997 to 1998 in research and development expenses relates directly to the development and pre-clinical activities in preparation for regulatory filings of ORTHOCOMP and VITAGRAFT. For the three months ended June 30, 1998 and 1997, research and development expenses were $693,420 and $507,939, respectively.

As a result of the foregoing factors, the Company's net loss for the six months ended June 30, 1998 and 1997 decreased 21%. The net loss for the three months ended June 30, 1998 and 1997 decreased 37% to a loss of $1,424,219 from a loss of $2,268,529, respectively.

Results of Operations Outlook


For the remainder of 1998, the Company expects that its revenues (i) from the sale of BIOGRAN to 3i will approximate $1.6 million, per the contract minimums, baring any interruption in the Company's ability to supply BIOGRAN to 3i, and
(ii) from interest income will increase in proportion to the Company's investment from period to period of the remaining net proceeds of the Offering. Similarly, the Company expects that for the remainder of 1998 its operating expense reductions from (i) the sales force reduction and (ii) the settlement of most of the claims in the BIOGRAN Matter will be offset by increases from continued expansion of the Company's product development efforts.

The Company expects to continue to have operating losses until such time as regulatory clearances for ORTHOCOMP are obtained and the resultant revenue received from product sales exceed operating costs. The timing of such events is dependent upon a number of variables outside of the Company's control, as described above. Accordingly, the Company expects to continue to use cash and short-term investments to fund operations. The Company believes that its cash and short-term investments are adequate to fund its anticipated level of operations through the end of 1999.

However, the Company's funding requirements may change due to numerous factors including, but not limited to, the decisions of regulatory authorities concerning the Company's marketing applications as they as filed from time to time, the results of the Company's clinical trials and other product development programs, the ability to meet clinical and commercial supply requirements, the expansion of development and manufacturing facilities, technological advances by the Company and by the competition, and regulatory requirements.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following was voted upon at the Annual Meeting of Shareholders of Orthovita, Inc., held in Malvern, Pennsylvania on May 27, 1998:

I.  On the election of the following persons as directors:

                                              Number of Votes
                                      For                         Abstain
                                      ---                         -------
Lew Bennett                       8,704,405                        8,235
Dr. Paul Ducheyne                 8,704,405                        8,235
James M. Garvey                   8,704,405                        8,235
Richard M. Horowitz               8,704,405                        8,235
David S. Joseph                   8,704,405                        8,235
Dr. Jos B. Peeters                8,704,405                        8,235
Dr. Howard Salasin                8,704,405                        8,235


II. To approve and adopt the Amended and Restated Articles of Incorporation of the Company.

                                          Number of Votes
     For                        Against                      Abstain
     ---                        -------                      -------
   8,688,575                       0                          24,065

III.  To approve and adopt the Amended and Restated Bylaws of the Company.

                                          Number of Votes
     For                        Against                      Abstain
     ---                        -------                      -------
   8,704,405                       0                           8,235

IV. To approve and adopt an amendment to and restatement of the 1997 Company's Equity Compensation Plan.

                                          Number of Votes
     For                        Against                      Abstain
     ---                        -------                      -------
   8,675,474                    11,581                        25,585

V.  To approve and adopt the Company's Employee Stock Purchase Plan.

                                          Number of Votes
     For                        Against                      Abstain
     ---                        -------                      -------
   8,678,349                     8,706                        25,585


ITEM 5:  OTHER INFORMATION

Effective August 17, 1998, Samuel A. Nalbone, Jr., former Senior Vice President of the Company resigned from employment with the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FROM 8-K

(a)  Exhibits:

None

(b)  Reports on Form 8-K:

None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ORTHOVITA, INC.
                                 (Registrant)



August 12, 1998                  By:  /s/  David S. Joseph
                                      ----------------------

                                 David S. Joseph
                                 President, Chief Executive Officer and Director (Principal executive officer)



                                 By:  /s/  Joseph M. Paiva
                                      ----------------------

                                 Joseph M. Paiva
                                 Vice President and Chief Financial Officer
                                 (Principal financial and accounting officer)