Form 10-Q
period 1998-09-30
ORTHOVITA INC
filed 1998-11-12
CIK 913756

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended September 30, 1998.
                                               -------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period from _______ to ________.


Commission File Number      0-24517    .
                      ------------------

                                ORTHOVITA, INC.
                             --------------------
            (Exact Name of Registrant as Specified in its Charter)


            Pennsylvania                            23-2694857       .
  --------------------------------           -------------------------
  (State Other Jurisdiction of               (I.R.S. Employer
  Incorporation or Organization)             Identification Number)

  45 Great Valley Parkway, Malvern, PA                19355          .
----------------------------------------     -------------------------
(Address of Principal Executive Offices)           (Zip Code)

Registrant's Telephone Number, Including Area Code  (610) 640-1775   .
                                                    ------------------

                                Not Applicable  .
                             --------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes __X___  No ____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                     Outstanding as of September 30,1998
----------------------------     ---------------------------------------
Common Stock, par value $.01               11,216,628 Shares


This Report Includes a Total of 16 Pages

                       ORTHOVITA, INC. AND SUBSIDIARIES

                                     INDEX

PART I-                                                                 PAGE
FINANCIAL                                                               NUMBER
INFORMATION

   Item 1.    Financial Statements
              Consolidated Balance Sheets - September 30, 1998            3
              and December 31, 1997

              Consolidated Statements of Operations - Three and           4
              Nine months ended September 30, 1998 and 1997

              Consolidated Statements of Cash Flows - Nine                5
              months ended September 30, 1998 and 1997

              Notes to Consolidated Financial Statements                  6-8

   Item 2.    Management's Discussion and Analysis of                     9-16
              Financial Condition and Results of Operations

PART II-
OTHER
INFORMATION


   Item 2.    Change in Securities and Use of Proceeds                   17

   Item 6.    Exhibits and Reports on Form 8-K                           17

              Signatures                                                 18

                       ORTHOVITA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                  1998                   1997
                                                                         ----------------------  ---------------------
                                ASSETS                                        (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                        $ 10,869,724           $  2,257,902
 Restricted cash                                                                            --                200,000
 Short-term investments                                                              6,014,023                     --
 Trade accounts receivable, net of allowance                                           579,984                469,363
  of $136,028 and $110,078
 Inventories                                                                           225,307                248,707
 Other current assets                                                                  155,915                101,794
                                                                                 -------------          -------------
    Total current assets                                                            17,844,953              3,277,766

PROPERTY AND EQUIPMENT, net                                                          1,615,725              1,584,244
                                                                                 -------------          -------------
                                                                                  $ 19,460,678           $  4,862,010
                                                                                 =============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Short-term bank borrowings                                                                 --           $    692,000
 Current portion of long-term debt                                                $    666,762                690,985
 Accounts payable                                                                      176,776                668,446
 Deferred revenue                                                                      450,000                     --
 Accrued patent defense costs                                                          470,970              1,003,236
 Accrued compensation and related expenses                                             751,235                412,926
 Other accrued expenses                                                                720,009                891,032
                                                                                 -------------          -------------
    Total current liabilities                                                        3,235,752              4,358,625
                                                                                 -------------          -------------
LONG-TERM DEBT                                                                         545,223                832,991
                                                                                 -------------          -------------
REDEEMABLE CLASS C CONVERTIBLE PREFERRED STOCK, 1,882,353 shares
 issued and outstanding at December 31, 1997 and no shares issued and                       --              7,383,090
 outstanding at September 30,1998                                                -------------          -------------


COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY (DEFICIT):
 Class A Convertible Preferred Stock, $.01 par value, 606,060 shares                        --                  6,061
  issued and outstanding at December 31, 1997 and no shares issued and outstanding at September 30, 1998
 Class B Convertible Preferred Stock, $.01 par value, 1,038,005 shares                      --                 10,380
  issued and outstanding at December 31, 1997 and no shares issued and outstanding at September 30, 1998
 Common Stock, $.01 pare value, 15,000,000 shares authorized,                          112,166                 51,862
  11,216,628 and 5,186,200 shares issued and outstanding
 Additional paid-in capital                                                         41,736,039             13,138,103
 Accumulated deficit                                                               (26,168,081)           (20,885,159)
 Unrealized gain on investments available for sale                                      56,533                     --
 Cumulative translation adjustment                                                     (56,954)               (33,943)
                                                                                 -------------          -------------
    Total stockholders' equity (deficit)                                            15,679,703             (7,712,696)
                                                                                 -------------          -------------
                                                                                  $ 19,460,678           $  4,862,010
                                                                                 =============          =============

  The accompanying notes are an integral part of these financial statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                     SEPTEMBER 30,                             SEPTEMBER 30,
                                               1998                  1997                 1998                    1997
                                       --------------------  --------------------  --------------------  --------------------
NET REVENUES                                   $   377,428           $   787,227           $ 2,314,622           $ 2,206,416
COST OF SALES                                      221,077               219,537               767,273               696,489
                                          ----------------      ----------------      ----------------      ----------------
   Gross profit                                    156,351               567,690             1,547,349             1,509,927
                                          ----------------      ----------------      ----------------      ----------------
OPERATING EXPENSES:
  General and administrative                     1,159,280               809,776             2,229,301             2,842,888
  Selling and marketing                            700,875             1,030,100             2,472,658             3,117,145
  Research and development                         611,953               458,214             1,809,627             1,326,580
                                          ----------------      ----------------      ----------------      ----------------
   Total operating expenses                      2,472,108             2,298,090             6,511,586             7,286,613
                                          ----------------      ----------------      ----------------      ----------------
     Operating loss                             (2,315,757)           (1,730,400)           (4,964,237)           (5,776,686)
INTEREST EXPENSE                                   (37,596)              (10,964)             (151,717)              (98,275)
INTEREST INCOME                                    181,424                55,130               216,922               129,460
FOREIGN CURRENCY ADJUSTMENT                         27,684               (54,158)                7,323              (252,526)
                                          ----------------      ----------------      ----------------      ----------------
   Loss before extraordinary item               (2,144,245)           (1,740,392)           (4,891,709)           (5,998,027)
EXTRAORDINARY ITEM  GAIN ON
 EARLY EXTINGUISHMENT OF DEBT                           --                    --                    --               397,402
                                          ----------------      ----------------      ----------------      ----------------

NET LOSS                                        (2,144,245)           (1,740,392)           (4,891,709)           (5,600,625)
ACCRETION OF REDEMPTION
 PREMIUM ON  PREFERRED STOCK                            --               201,195               391,213               335,322
                                          ----------------      ----------------      ----------------      ----------------

NET LOSS APPLICABLE TO COMMON                  $(2,144,245)          $(1,941,587)          $(5,282,922)          $(5,935,947)
 STOCKHOLDERS                             ================      ================      ================      ================

NET LOSS PER COMMON SHARE
   Before extraordinary item                         $(.19)                $(.37)                $(.72)               $(1.25)
   Extraordinary item                                   --                    --                    --                   .08
                                          ----------------      ----------------      ----------------      ----------------
NET LOSS PER COMMON SHARE                            $(.19)                $(.37)                $(.72)               $(1.17)
                                          ================      ================      ================      ================
WEIGHTED AVERAGE NUMBER OF COMMON               11,160,158             5,186,247             7,317,929             5,071,067
 SHARES OUTSTANDING                       ================      ================      ================      ================




  The accompanying notes are an integral part of these financial statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             NINE MONTHS ENDED       SEPTEMBER 30,
                                                                                   1998                  1997
                                                                            -------------------    -----------------
OPERATING ACTIVITIES:
Net loss                                                                            $(4,891,709)       $(5,600,625)
Adjustments to reconcile net loss to net cash used in operating activities -
  Extraordinary gain                                                                         --           (397,902)
  Imputed interest                                                                           --             13,672
  Depreciation                                                                          319,099            107,129
  Services provided for Common Stock and Common Stock options                            10,313            211,000
  (Increase) decrease in -
    Restricted cash                                                                     200,000           (200,000)
    Trade accounts receivable, net                                                     (110,621)          (222,478)
    Inventories                                                                          23,400           (111,757)
    Other current assets                                                                (54,122)          (122,768)
    Other assets                                                                             --             72,433
  Increase (decrease) in -
    Accounts payable                                                                   (491,670)          (192,861)
    Deferred revenue                                                                    450,000                 --
    Accrued patent defense costs                                                       (532,266)                --
    Accrued compensation and related expenses                                           338,309           (343,612)
    Other accrued expenses                                                             (171,021)           737,869
                                                                                  -------------      -------------
      Net cash used in operating activities                                          (4,910,288)        (6,049,900)
                                                                                  -------------      -------------
INVESTING ACTIVITIES:
  Purchases of investments, net                                                      (6,003,157)                --
  Purchases of property and equipment                                                   (93,167)          (740,844)
                                                                                  -------------      -------------
     Net cash used in investing activities                                           (6,096,324)          (740,844)
                                                                                  -------------      -------------
FINANCING ACTIVITIES:
  Repayment of short-term bank borrowings                                              (692,000)          (410,000)
  Repayment of long-term debt                                                          (375,000)          (323,580)
  Repayment of capital lease obligations                                               (194,404)                --
  Proceeds from sale of Common Stock                                                 20,259,751          2,250,579
  Proceeds from sale of Class B Convertible Preferred Stock                                  --          1,025,390
  Proceeds from sale of Class C Convertible Preferred Stock                                  --          7,609,204
  Proceeds from exercise of common stock options and warrants                           663,633                 --
                                                                                  -------------      -------------
      Net cash provided by financing activities                                      19,661,980         10,151,593
                                                                                  -------------      -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            (43,546)           209,113
                                                                                  -------------      -------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                             8,611,822          3,569,962
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        2,257,902            253,465
                                                                                  -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $10,869,724        $ 3,823,427
                                                                                  =============      =============

  The accompanying notes are an integral part of these financial statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Orthovita, Inc. (the "Company") was incorporated in Pennsylvania in June 1992 and began operations in November 1993. The Company is engaged in the development and commercialization of proprietary bioactive bone substitutes. The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, the uncertainty related to regulatory clearances, uncertainty of market acceptance, limited clinical trials, uncertainty related to third-party reimbursement, dependence on patents, trade secrets and proprietary rights, limited manufacturing experience, dependence on suppliers, competition, uncertainty of technological change, dependence on key personnel and advisors, product liability and the availability of adequate insurance.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., its Belgian branch operations, and its wholly owned subsidiaries, Ortho, Inc. and Vita Licensing, Inc. Ortho, Inc. and Vita Licensing, Inc. were formed on June 29, 1998 for the purpose of managing the Company's investment and intellectual property portfolios, respectively. On August 10, 1998 the Company announced the formation of Partisyn Corporation, a wholly owned subsidiary, to exploit the industrial and commercial applications of fine particle synthesis or nano-structured technology through licensing and royalty arrangements. The formation of the subsidiary will allow the Company to continue to maintain its major focus in the development and commercialization of its core business of biomaterials based bone substitutes and bone cements. Intercompany balances and transactions have been eliminated in consolidation.

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

Comprehensive Income

In accordance with SFAS No. 130, "Reporting Comprehensive Income", the comprehensive loss for each three-month and nine-month period ended September 30 is not materially different from the net loss as reported.

2.  CASH, CASH EQUIVALENTS AND INVESTMENTS

As of September 30, 1998 cash, cash equivalents and investments at cost and fair market value consisted of the following:


                                                         Gross              Gross
                                                      Unrealized          Unrealized           Fair Market
                                 Original Cost           Gains              Losses                Value
                               -----------------   -----------------   ------------------   ------------------
Cash and cash equivalents            $10,869,724                  --                   --          $10,869,724
Short-term investments                 5,957,490             $59,552              $(3,019)           6,014,023
                                ----------------    ----------------    -----------------     ----------------
                                     $16,827,214             $59,552              $(3,019)         $16,883,747
                                ================    ================    =================     ================

The Company invests its excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investments are considered available-for-sale and accordingly unrealized gains and losses are included in a separate component of stockholders' equity.

3.  BANK BORROWINGS

As of December 31, 1997, $692,000 was outstanding under a $1 million line of credit arrangement the Company has with a bank. The Company repaid the outstanding line of credit on July 28, 1998. In addition, on August 31, 1998 the Company repaid in-full the Bank term loan.

4.  COMMITMENTS AND CONTINGENCIES

In May 1996 a complaint was filed in the U.S. District Court for the Northern District of Florida (the "Court") by the University of Florida Research Foundation, Inc., U.S. Biomaterials Corporation and Block Drug Corporation (the "Plaintiffs") against the Company, a distributor of the Company's BIOGRAN/R/ product and the Company's Chief Scientific Officer (the "Defendants"). This action charged the Defendants with infringement of U.S. Patent No. 4,851,046, said to be assigned to the University of Florida Research Foundation and said to be exclusively licensed to U.S. Biomaterials Corporation (the "BIOGRAN Matter"). In April 1998, the Court granted the Company's summary judgement motion stating that the Company's BIOGRAN product does not infringe this patent. The complaints alleging false representation, unfair competition, false advertising and trade disparagement under federal and Florida state law was settled with the Plaintiffs in September 1998. In addition, during September 1998, the Plaintiffs requested an appeal to the Court's summary judgement with respect to the patent infringement claim. In response the Company filed a counter claim alleging inequitable conduct.

As of September 30, 1998, the Company had a reserve of approximately $471,000 for the estimated future cost of the BIOGRAN Matter.

During August 1998, the Company reserved approximately $425,000 for its commitments under an employment and severance agreement that was effected through the separation of an officer of the Company.

5.  STOCKHOLDERS' EQUITY

During July 1998, in connection with the Company's initial public offering, the Company sold 300,000 additional shares of common stock at $10.50 per share as the underwriters' exercised their over-allotment option, raising net proceeds of approximately $2.9 million.

During the three and nine months ended September 30, 1998, stock options and warrants to purchase 277,630 shares and 333,596 shares of common stock were exercised raising $449,281 and $663,633, respectively. Additionally during the three and nine months ended September 30, 1998, the Company issued stock options to purchase 14,000 shares and 58,600 shares of common stock, respectively, at market values ranging from $4.25 to $11.63 per share to employees, consultants and advisors. During 1998, the Company charged to expense $10,313 related to the excess of the fair value of the Company's common stock at the dates the options were granted over the options' aggregate exercise price.

6.  NET PRODUCT REVENUE

In September 1998, the Company issued a voluntary product notice for certain lot numbers of BIOGRAN packaged in glass syringes. The voluntary product notification resulted from ten reported instances where difficulty in dispensing the material from the glass syringes resulted in breakage. This breakage was reported in less than two-tenths of one percent of the BIOGRAN products shipped. As a result of the product notice, the Company has deferred the recognition of $450,000 in product revenue from BIOGRAN syringe sales. Replacement product began shipping in October to customers, and as replacement product is shipped to customers, product revenue is being recognized.

On April 28, 1998 the Company and Implant Innovations, Inc. ("3i"), a US-based company involved in the manufacture, marketing and sale of dental implant products and oral health products, formed a global strategic alliance for the sale and marketing of BIOGRAN. Effective as of May 1, 1998, all product revenue has been derived from sales of BIOGRAN to 3i. Per the contract between the Company and 3i, the Company's unit selling price is 50% of 3i's average selling price per unit to 3i's customers for the prior quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN RISKS RELATED TO ORTHOVITA'S BUSINESS

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

There is little historical data regarding the Company's market price for shares. Future negative announcements concerning the Company, its competitors or other companies in the bone substitute industry, including the results of testing and clinical trials, regulatory decisions, or public concern as to the safety or commercial value of the Company's products may have a material adverse effect the market price of the Company's common stock.


RECENT DEVELOPMENTS

In April 1998, the Company entered into an exclusive global strategic alliance with Implant Innovations, Inc. ("3i"). The arrangement provides for 3i to purchase, and for the Company to supply, specified minimum monthly amounts of BIOGRAN in 1998 for the dental market. The Company's sale of BIOGRAN to 3i has, to date, exceeded the rate of product resale by 3i to its customers as the sales transition and training period with 3i has taken longer than expected due to turnover and management changes within 3i. Of the approximately $1.1 million in product sales to 3i to-date, the Company estimates that $630,000 of product is held in 3i's inventory as of September 30, 1998. This $630,000 represents approximately $1.3 million in sales to 3i customers. While 3i has minimum purchase requirements for the year 2000 and beyond, for 1999 3i has no such minimum purchase requirements. Accordingly, additional sales of BIOGRAN by the Company to 3i in 1999 will depend upon 3i's BIOGRAN inventory level relative to its rate of product resale to its customers. Therefore, the Company decided, and has reached an understanding with 3i, that some or all of the contract purchase minimums specified for the fourth quarter of 1998 will be deferred into 1999. The decision was made to better match the Company's sales of BIOGRAN to 3i with 3i's sales to its customers. In addition, the deferral of any fourth quarter 1998 contract purchase minimums will help to reduce the probability of there being a period in the beginning of 1999 during which the Company might record no product sales to 3i.

In September 1998, the Company issued a voluntary product notice for certain lot numbers of BIOGRAN packaged in glass syringes. The voluntary product notification resulted from ten reported instances where difficulty in dispensing the material from the glass syringes resulted in breakage. This breakage was reported in less than two-tenths of one percent of the BIOGRAN products shipped. As a result of the product notice, the Company has deferred the recognition of $450,000 in product revenue from BIOGRAN syringe sales. Replacement product began shipping in October to customers, and as replacement product is shipped to customers, product revenue is being recognized.

In June 1998, the Company submitted a 510(k) application to the United States Food and Drug Administration (the "FDA") for using ORTHOCOMP as an augment to screw fixation in fracture repair. The Company subsequently had discussions with the FDA regarding the regulatory approval pathway for ORTHOCOMP for this indication. In those discussions, the Company withdrew its 510(k) submission for ORTHOCOMP, because it was agreed with the FDA that the FDA would first look at the results of clinical studies that the Company previously planned to start in early 1999 in Europe and in the U.S. At such time as the clinical results are available, the FDA will then determine whether or not the request for marketing clearance of ORTHOCOMP for this indication should be resubmitted under a 510(k) or submitted under a PMA application. The Company currently believes such clinical results will be available during the middle of 1999. At that point in time, the Company also believes that it will be able to file for CE Mark approval of ORTHOCOMP for this indication in Europe.

In April 1998, the U.S. District Court for the Northern District of Florida granted the Company's summary judgment motion in the BIOGRAN matter related to a patent infringement claim. The complaints alleging false representation, unfair competition, false advertising and trade disparagement under federal and Florida state law was settled with the Plaintiffs in September 1998. In addition, during September 1998, the Plaintiffs requested an appeal to the Court's summary judgement with respect to the patent infringement claim. In response the Company filed a counter claim alleging inequitable conduct.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 1998 and December 31, 1997 were $10,869,724 and $2,257,902, respectively, representing 56% and 46%, respectively, of total assets. Cash equivalents consist of highly liquid, short-term investments with an original maturity of three months or less.

The following is a summary of selected cash flow information for the nine months ended September 30:

                                                                   1998                     1997
                                                          -----------------------  -----------------------
Net cash used for operating activities                               $(4,910,288)             $(6,049,900)
Net cash used for investing activities                                (6,096,324)                (740,844)
Net cash provided by financing activities                             19,661,980               10,151,593


Net cash used in operating activities

Operating Cash Inflows-

The principal source of the Company's current operating cash inflows has been derived from the sale of BIOGRAN. BIOGRAN revenues to date have been realized primarily from direct product sales in the U.S. and in Europe, and since May 1, 1998 exclusively through sales to 3i.

A summary of cash receipts from operating activities for the nine months ended September 30 is as follows:

                                                                   1998                    1997
                                                         ------------------------  ---------------------
Product Sales Revenue for the period January 1 through
 April 30, 1998:
     BIOGRAN  U.S.                                                     $1,022,037             $1,616,793
     BIOGRAN  Europe                                                      169,251                589,623

Product Sales Revenue to 3i for the period May 1, 1998
 through September 30, 1998:
BIOGRAN                                                                 1,123,334                     --

Interest Income                                                           216,922                129,460

Operating Cash Inflows Outlook-

In April 1998, the Company entered into an exclusive global strategic alliance with 3i. The arrangement provides for 3i to purchase, and for the Company to supply, specified minimum monthly amounts of BIOGRAN in 1998 for the dental market. The Company's sale of BIOGRAN to 3i has, to date, exceeded the rate of product resale by 3i to its customers as the sales transition and training period with 3i has taken longer than expected due to turnover and management changes within 3i. Of the approximately $1.1 million in product sales to 3i to-date, the Company estimates that $630,000 of product is held in 3i's inventory as of September 30, 1998. This $630,000 represents approximately $1.3 million in sales to 3i customers. While 3i has minimum purchase requirements for the year 2000 and beyond, for 1999 3i has no such minimum purchase requirements. Accordingly, additional sales of BIOGRAN by the Company to 3i in 1999 will depend upon 3i's BIOGRAN inventory level relative to its rate of product resale to its customers. Therefore, the Company decided, and has reached an understanding with 3i, that some or all of the contract purchase minimums specified for the fourth quarter of 1998 will be deferred into 1999. The decision was made to better match the Company's sales of BIOGRAN to 3i with 3i's sales to its customers. In addition, the deferral of any fourth quarter 1998 contract purchase minimums will help to reduce the probability of there being a period in the beginning of 1999 during which the Company might record no product sales to 3i.

In September 1998, the Company issued a voluntary product notice for certain lot numbers of BIOGRAN packaged in glass syringes. The voluntary product notification resulted from ten reported instances where difficulty in dispensing the material from the glass syringes resulted in breakage. This breakage was reported in less than two-tenths of one percent of the BIOGRAN products shipped. As a result of the product notice, the Company has deferred the recognition of $450,000 in product revenue from BIOGRAN syringe sales. Replacement product began shipping in October to customers, and as replacement product is shipped to customers, product revenue is being recognized.

Operating Cash Outflows-

The Company's cash outflows were primarily used for the commercialization of BIOGRAN and for development and pre-clinical activities in preparation for regulatory filings of ORTHOCOMP and VITOSS/TM/. Funds have been used for the marketing and distribution of BIOGRAN and expansion of the Company from a development-stage company.

Operating Cash Outflows Outlook-

The Company continues to expect that the reduction in cash outflows noted during the second quarter of 1998 resulting from (i) the reduction of its sales force due to the Company's arrangement with 3i and (ii) the settlement of all non-patent related claims in the BIOGRAN

Matter will be offset for the remainder of 1998 by increases in cash outflows resulting from continued expansion of the Company's product development efforts.

Operating Cash Flow Requirements Outlook-

The Company expects its cash flow from operating activities to continue to be negative until such time, if any, as regulatory clearances for ORTHOCOMP are obtained and revenue received from product sales exceeds funding of operating costs. The timing of such events is dependent upon a number of variables outside of the Company's control, as described above. The Company has had discussions with the United States Food and Drug Administration (the "FDA") regarding the regulatory approval pathway for ORTHOCOMP as an augment to screw fixations in fracture repair. In those discussions, the Company withdrew its 510(k) submission for ORTHOCOMP, because it was agreed with the FDA that it would first look at the results of clinical studies that the Company previously planned to start in early 1999 in Europe and in the U.S. At such time as the clinical results are available, the FDA will then determine whether or not the request for marketing clearance of ORTHOCOMP for this indication should be resubmitted under a 510(k) or submitted under a PMA application. The Company currently believes such clinical results will be available during the middle of 1999. At that point in time, the Company also believes that it will be able to file for CE Mark approval of ORTHOCOMP for this indication in Europe. The Company also expects to begin clinical trials both in Europe and the U.S. for the use of ORTHOCOMP in spinal fractures due to osteoporosis in early 1999.


Net cash used in investing activities

The Company has invested $93,167 and $740,844 for the nine months ended September 30, 1998 and 1997, respectively, in the purchase of property and equipment for the expansion of its product development capabilities. In addition during the three months ended September 30, 1998, $6,003,157 was used to purchase investment quality marketable securities.

Investing Cash Outlook -

The Company expects that its use of cash for the purchase of property and equipment for the remainder of 1998 will be comparable to that of prior periods. However, the Company expects to invest up to $1 million in 1999 for the expansion of its development and manufacturing facilities. The timing of such expansion is dependent upon a number of variables outside of the Company's control and include, but are not limited to, the timing of regulatory clearances for marketing of the Company's future products, the rate of market acceptance and growth of product sales, and the lead times required to bring additional manufacturing capacity on line.


Net cash provided by financing activities

On June 25, 1998, the Company completed its Offering raising net proceeds of approximately $13.8 million from the sale of 1.5 million shares of common stock at $10.50 per share. On June 11, 1998, the Company sold 370,392 shares of common stock to Howmedica, Inc. for $3.5 million. On July 28, 1998, the Company sold 300,000 additional shares of common stock upon the exercise of the underwriters' over-allotment option, raising net proceeds of approximately $2.9 million. Additionally, during the first nine months of 1998, stock options and warrants were exercised to purchase 333,596 shares of common stock raising $663,633.

During July 1998, the Company repaid the $692,000 balance under its line of credit with its commercial bank. In addition, the Company repaid $375,000 on the Bank term loan and $194,404 on capital lease obligations during the nine months ended September 30, 1998.

During the first six months of 1997, the Company sold 533,685 shares of common stock for $4.25 per share, raising net proceeds of approximately $2.3 million; sold 1,882,353 shares of Class C Preferred Stock, together with related warrants exercisable for 215,025 shares of common stock, raising net proceeds of approximately $7.6 million; and, issued Class B warrant shares raising net proceeds of approximately $1.0 million. Proceeds from the equity financing activities were used to retire debt of $733,580.

Funding Requirements Outlook

As described above, the Company expects to continue to use cash and investments to fund operations. The Company also expects to use cash for the expansion of property and equipment for additional manufacturing capacity. The Company believes that its cash and investments are adequate to fund its anticipated level of operations through the end of 1999. However, the Company's funding requirements may change due to numerous factors including, but not limited to, the decisions of regulatory authorities concerning the Company's marketing applications as they as filed from time to time, the results of the Company's clinical trials and other product development programs, the ability to meet clinical and commercial supply requirements, the expansion of development and manufacturing facilities, technological advances by the Company and by the competition, and regulatory requirements.


RESULTS OF OPERATIONS

This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

A summary of revenues and expenses for the nine months ended September 30 is as follows:

                                                                                                 % Change
                                                       1998                   1997             1998 vs. 1997
                                              ----------------------  --------------------  -------------------
Revenues                                                $ 2,314,622           $ 2,206,416                    5%
Gross Profit                                              1,547,349             1,509,927                    2
General and Administrative Expenses                       2,229,301             2,842,888                  (22)
Selling and Marketing Expenses                            2,472,658             3,117,145                  (21)
Research and Development Expenses                         1,809,627             1,326,580                   36
Net Loss                                                 (5,282,922)           (5,935,947)                 (11)

Product Recall In September 1998, the Company issued a voluntary product notice for certain lot numbers of BIOGRAN packaged in glass syringes. The voluntary product notification resulted from ten reported instances where difficulty in dispensing the material from the glass syringes resulted in breakage. This breakage was reported in less than two-tenths of one percent of the BIOGRAN products shipped. As a result of the product notice, the Company has deferred the recognition of $450,000 in product revenue from BIOGRAN syringe sales. Replacement product began shipping in October to customers, and as replacement product is shipped to customers, product revenue is being recognized.

Revenues The increase in revenues for the nine months ended September 30, 1998 as compared to the corresponding 1997 period reflects a 33% growth in domestic sales of BIOGRAN with a 71% decrease in international BIOGRAN sales. Exclusive of the glass syringe product notice, domestic revenues would have increased 61%. Revenues for the three months ended September 30, 1998 and 1997 were $377,428 and $787,227, respectively. The decline is a direct result of the deferral of product revenue related to the glass syringe notice and will be reversed in future periods as replacement product is shipped to customers. The 1998 revenues include product sales to 3i at a selling price calculated as 50% of 3i's retail sales price to its customers for the prior quarter. The 1997 revenues reflect the Company's full selling price to its retail customers.

Gross Profit The Company's nine month gross profit margin improvement year-over-year is attributed to consolidation of its manufacturing of BIOGRAN to the U.S. from Belgium and partially offset by the product recall. Gross profit for the three months ended September 30, 1998 and 1997 was $156,351 and $567,690, respectively. Exclusive of the product notice, an improvement in the gross profit to $606,351 would have been achieved even with the 50% reduction in the Company's selling price per unit to 3i.

General and Administrative Expenses The decrease in general and administrative expenses year-over-year is primarily a result of reduced patent litigation expenses of approximately $750,000 partially offset by severance expense related to the separation of a Company officer. In May 1996 a complaint was against the Company charging patent infringement, and in April 1998, the Court granted the Company's summary judgement motion stating that the Company's BIOGRAN product does not infringe the patent. The complaints alleging false representation, unfair competition, false advertising and trade disparagement under federal and Florida state law was settled in September 1998. In addition during September 1998, a request for an appeal to the Court's summary judgement was filed with respect to the patent infringement claim. In response the Company filed a counter claim alleging inequitable conduct. As of September 30, 1998, the Company had a reserve of approximately $471,000 for the estimated future cost of the patent litigation. General and administrative expenses for the three months ended September 30, 1998 and 1997 were $1,159,280 and $809,776, respectively. The increase is a result of the severance expense recorded during the third quarter of 1998.

Selling and Marketing Expenses Selling and marketing expenses decreased year-over-year as a result of the elimination of the direct sales force. For the three months ended September 30, 1998 and 1997, sales and marketing expenses were $700,875 and $1,030,100, respectively.

Research and Development Expenses The increase from 1997 to 1998 in research and development expenses relates directly to the development and pre-clinical activities in preparation for regulatory filings of ORTHOCOMP and VITOSS. For the three months ended September 30, 1998 and 1997, research and development expenses were $611,953 and $458,214, respectively.

Net Loss As a result of the foregoing factors, the Company's net loss for the nine months ended September 30, 1998 and 1997 decreased from $5,282,922 to $5,935,947, respectively. The net loss for the three months ended September 30, 1998 and 1997 increased to a loss of $2,144,245 from a loss of $1,941,587, respectively.

Results of Operations Outlook

The Company's sale of BIOGRAN to 3i has, to date, exceeded the rate of product resale by 3i to its customers as the sales transition and training period with 3i has taken longer than expected due to turnover and management changes within 3i. Of the approximately $1.1 million in product sales to 3i to-date, the Company estimates that $630,000 of product is held in 3i's inventory as of September 30, 1998. This $630,000 represents approximately $1.3 million in sales to 3i customers. While 3i has minimum purchase requirements for the year 2000 and beyond, for 1999 3i has no such minimum purchase requirements. Accordingly, additional sales of BIOGRAN by the Company to 3i in 1999 will depend upon 3i's BIOGRAN inventory level relative to its rate of product resale to its customers. Therefore, the Company decided, and has reached an understanding with 3i, that some or all of the contract purchase minimums specified for the fourth quarter of 1998 will be deferred into 1999. The decision was made to better match the Company's sales of BIOGRAN to 3i with 3i's sales to its customers. In addition, the deferral of any fourth quarter 1998 contract purchase minimums will help to reduce the probability of there being a period in the beginning of 1999 during which the Company might record no product sales to 3i.

The Company expects to continue to have operating losses until such time as regulatory clearances for ORTHOCOMP are obtained and the resultant revenue received from product sales exceed operating costs. The timing of such events is dependent upon a number of variables outside of the Company's control, as described above. The Company has had discussions with the United States Food and Drug Administration (the "FDA") regarding the regulatory approval pathway for ORTHOCOMP as an augment to screw fixations in fracture repair. In those discussions, the Company withdrew its 510(k) submission for ORTHOCOMP, because it was agreed with the FDA that it would first look at the results of clinical studies that the Company previously planned to start in early 1999 in Europe and in the U.S. At such time as the clinical results are available, the FDA will then determine whether or not the request for marketing clearance of ORTHOCOMP for this indication should be resubmitted under a 510(k) or submitted under a PMA application. The Company currently believes such clinical results will be available during the middle of 1999. At that point in time, the Company also believes that it will be able to file for CE Mark approval of ORTHOCOMP for this indication in Europe. The Company also expects to begin clinical trials both in Europe and the U.S. for the use of ORTHOCOMP in spinal fractures due to osteoporosis in early 1999.

The Company expects to continue to use cash and investments to fund operations. The Company believes that its cash and investments are adequate to fund its anticipated level of operations through the end of 1999. However, the Company's funding requirements may change due to numerous factors including, but not limited to, the decisions of regulatory authorities concerning the Company's marketing applications as they are filed from time to time, the results of the Company's clinical trials and other product development programs, the ability to meet clinical and commercial supply requirements, the expansion of development and manufacturing facilities, technological advances by the Company and by the competition, and regulatory requirements.


YEAR 2000 ISSUES

The Year 2000 issue results from the writing of computer programs using two digits rather than four digits to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions or engage in other normal business activities.

Set forth below is a description of the Company's current state of readiness and other information related to Year 2000 issues that may affect the Company.

Will Orthovita Be Ready?

Information Technology Systems The core information technology systems utilized by the Company appear to be Year 2000 compliant. These information technology systems support the Company's major business functions, including accounting and financial reporting and internal and external electronic mail. The Great Plains/Horizon accounting and financial reporting, purchasing and manufacturing system software programs currently utilize a four-digit year that properly recognizes the Year 2000. In addition, the Company's software to handle both internal and external electronic mail uses a four-digit year. The Company's third party payroll processor has certified to be Year 2000 compliant.

Non-Information Technology Systems Non-information technology systems include embedded technology such as microcontrollers. The Company's non-technology systems include HVAC systems, fax machines and certain process development equipment. Based on its initial assessment of these systems at its facilities, the Company has determined that the systems are not date sensitive and therefore do not raise Year 2000 issues. However, the Company is continuing to examine all in-house equipment in greater detail to confirm compliance or identify areas of potential non-compliance.

Material Third Party Relationships The Company has made inquiries of its principal suppliers and service providers to determine its vulnerability if these third parties fail to identify and remediate their own Year 2000 issues, if any. The Company believes that third party service providers and suppliers whose Year 2000 issues could have a material impact on the Company include its telecommunications providers and key supply chain vendors.

The Company has defined its principal vendors, suppliers and service providers and has made inquiries regarding Year 2000 compliance. Written letters to approximately 110 vendors, suppliers and service providers were mailed by the Company during October 1998. Responses regarding their respective Year 2000 issues are due to the Company no later than December 15, 1998. As responses are received, the Company will individually address any and all Year 2000 issues with each provider. The Company will determine if alternative vendors, suppliers or service providers will need to be established after receipt of response letters.

How Much Will It Cost to Address Year 2000 Issues

To date, the Company has not incurred any remediation costs associated with Year 2000 issues and future costs are uncertain and difficult to estimate. The Company is in the process of determining future costs related to Year 2000 issue. All remediation costs will be expensed as incurred during the remainder of 1998 and through the end of 1999.

What are the Possible Consequences of Year 2000 Issues Confronting the Company?

In the event that key suppliers, vendors or service providers are not compliant, the Company would be required to migrate its services to compliant vendors.
This would require additional time and resources, resulting in additional operating expenses through a transition period. In addition, if the Company determines that key in-house equipment is not compliant, programming costs would be necessary to upgrade or replace the equipment.

What is the Company's Contingency Plans?

The Company has not yet established a contingency plan with respect to non-compliant in-house systems, or third party suppliers, vendors or service providers. If by January 31, 1999, the Company determines a contingency plan is required, it will formulate such contingency plan no later than March 31, 1999.

Forward-looking statements

The statements in the Company's Year 2000 disclosure contain forward-looking statements and should be read in conjunction with the Company's disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks Related to Orthovita's Business."

ITEM 2:  CHANGE IN SECURITIES AND USE OF PROCEEDS

The Company's initial public offering was effected pursuant to a registration statement on Form S-1 declared effective by the Securities and Exchange Commission (the "SEC") on June 25, 1998. The offering commenced on June 25, 1998 and terminated after all securities were sold.

From June 25, 1998 through September 30, 1998, the Company has used the following amount of such net proceeds for the following categories enumerated by the SEC:

Category                                                                      Reasonable Estimated Amount
--------                                                                 --------------------------------------
Additions to plant, property and equipment                                                           $   64,000
Repayment of indebtedness                                                                             1,235,000
Working capital                                                                                         820,000
Investments                                                                                           6,003,000
Investment spending for Research & Development                                                          444,000
Investment spending for Clinical Studies                                                                109,000
Investment spending for Process Development and Manufacturing                                           242,000
                                                                                                   ------------
                 Total                                                                               $8,917,000
                                                                                                   ============

None of the above-mentioned uses of proceeds represented direct or indirect payments of directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity security of the Company or to affiliates of the Company. Such uses do not represent a material change in the use of proceeds described in the above-mentioned registration statement.


ITEM 6:  EXHIBITS AND REPORTS ON FROM 8-K

(a)  Exhibits:

None

(b)  Reports on Form 8-K:

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ORTHOVITA, INC.
                                (Registrant)



November 12, 1998               By:  /s/  David S. Joseph
                                    ----------------------

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