Form 10-K
period 1998-12-31
ORTHOVITA INC
filed 1999-03-31
CIK 913756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required] for the fiscal year ended December 31, 1998 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required] for the transition period from to

                         Commission file number 0-24517

                                ORTHOVITA, INC.
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                                    23-2694857
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

           45 Great Valley Parkway
             Malvern, Pennsylvania                                 19355
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (610) 640-1775

          Securities registered pursuant to Section 12(b) of the Act:

               (Title of class)                  Name of each exchange on which registered
               ----------------                  -----------------------------------------
                     None                                           None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.

   As of March 12, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $34,772,256. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the European Association of Securities Dealers' Automated Quotation System on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all director, executive officers and beneficial owners of more than ten percent of the registrant's Common Stock.

   As of March 12, 1999, there were 11,404,828 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   As stated in Part III of this annual report on Form 10-K, portions of the following document are incorporated herein by reference:

   Definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

   Unless the context indicates otherwise, the terms "Orthovita" and "Company" refer to Orthovita, Inc. and, where appropriate, one or more of its subsidiaries.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

   Orthovita, Inc. ("Orthovita" or the "Company") is a biomaterials company that is incorporated under the laws of the Commonwealth of Pennsylvania and began operations in 1993. The Company is developing proprietary osteobiologic bone substitutes and bone cements that it intends to manufacture and market on a global basis. Orthovita has targeted its products for sale to the trauma, spine, implant cement, cranio-maxillofacial and dental implant surgery markets. The Company has developed and is manufacturing through third party vendors BIOGRAN(R), it's first commercialized product that is a resorbable, granular biomaterial that biologically transforms to bone and which it is selling and marketing through Implant Innovations Inc. ("3i"), a leading dental implant company. The Company has in development ORTHOCOMP(TM) Injectable cement and ORTHOBONE(TM) Putty, as composite, fast-setting, high strength resins with a biological interface that bonds to bone; and VITOSS(TM), in development as an injectable resorbable cement that aids in fracture healing and as a resorbable calcium phosphate, high porosity scaffold matrix developed through its fine particle synthesis technology. To date, the Company has only received regulatory approval for BIOGRAN for use in certain dental surgical applications. There can be no assurance that the Company will obtain regulatory approval for any other indications or for any of its other products or that it will successfully commercialize any of its products. See "Management's Discussion and Analysis--Certain Risks Associated with Orthovita's Business."

   In August 10, 1998, the Company announced the formation of PARTISYN CORP, a wholly owned subsidiary company, to exploit the industrial and commercial applications of its fine particle synthesis or nano-structured technology through licensing and royalty arrangements. The formation of the subsidiary will allow the Company to continue to maintain its major focus in the development and commercialization of its core business of biomaterial based bone substitutes and bone cements.

   On June 9, 1998, the Company entered into license and development and supply agreements with Howmedica Inc., ("Howmedica") a wholly owned subsidiary of Stryker, Inc., whereby Howmedica has obtained the exclusive worldwide marketing, sales and distribution rights for ORTHOCOMP in joint implant procedures.

   On April 28, 1998, the Company entered into a global strategic alliance for the marketing and distribution of BIOGRAN and ORTHOCOMP for the dental implant surgery market with 3i.

Background

   Orthovita has targeted its products for sale to the trauma, spine, implant cement, oncology, cranio-maxillofacial and dental implant surgery markets, which the Company estimates have an aggregate market potential of approximately US$1 billion. The Company believes that these markets will require, and that its products will address the need for bone substitutes and bone cements that offer a broader range of performance attributes, better patient outcomes and lower cost than are currently available. The Company's biomaterials technology currently encompasses the following product platforms which address differing patient needs: BIOGRAN, is commercialized as a resorbable, granular biomaterial that biologically transforms to remodeled cancellous bone in four to six months; ORTHOCOMP Injectable cements and ORTHOBONE Putty, are in development as composite, fast-setting, high strength resins with a biological interface that bonds to bone and are immediately load bearing; and VITOSS, in development as an injectable resorbable cement that aids in fracture healing and as a scaffold matrix that is conducive to cell attachment.

   Since its inception in 1992, the Company has focused its efforts on developing and commercializing its products. As a result, the Company has incurred substantial operating losses since its inception and at December 31, 1998, had an accumulated deficit of approximately US$27 million. These losses have resulted principally from expenses required to be incurred before the Company can begin marketing its products, including the development and patenting of the Company's technologies, preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory bodies, and the development of marketing, manufacturing and distribution capabilities.

   Prior to April 28, 1998, the Company generally marketed BIOGRAN through internal direct sales efforts in the U.S. and through local distributors overseas. On April 28, 1998, the Company signed an agreement with 3i pursuant to which 3i has obtained the global distribution rights for BIOGRAN and ORTHOCOMP for the dental implant surgery market. The arrangement provided for 3i to purchase, and for the Company to supply, specified minimum monthly amounts of BIOGRAN in 1998 for the dental market. For the years 2000 through 2003, inclusively, 3i has minimum purchase requirements of US$2.4 million per year. The agreement may be terminated if 3i fails to purchase more than US$600,000 in a given calendar quarter after 1999. For 1999, 3i has no minimum purchase requirements.

   To date, the Company's sale of BIOGRAN to 3i has exceeded the rate of product resale by 3i to its customers as the sales transition and training period with 3i has taken longer than expected due to sales force turnover and management changes within 3i. As a result, additional sales of BIOGRAN in 1999 by the Company to 3i will depend upon 3i's rate of BIOGRAN product resale to its customers in comparison to the amount of BIOGRAN held by 3i. The Company reached an understanding with 3i during the fourth quarter of 1998 to defer all of the fourth quarter 1998 contract purchase minimums until 1999. After 3i has fulfilled, in 1999, its fourth quarter 1998 contract purchase minimums of US$800,000 there may be a period in 1999 during which the Company may not have any BIOGRAN product sales to 3i. Additional 1999 BIOGRAN product sales to 3i will be dependent upon 3i's ability to successfully market the product.

   The global distribution agreement with 3i provides for a sale price from the Company to 3i in 1998, 1999 and 2000 through 2003 equal to 50%, 45% and 40%, respectively, of 3i's average sales price to its customers in the previous quarter. The alliance has allowed the Company to significantly reduce its sales and marketing expenses in 1998 in comparison to 1997.

   On June 9, 1998, the Company entered into a series of agreements with Howmedica pursuant to which Howmedica obtained exclusive worldwide marketing, sales and distribution rights for ORTHOCOMP in joint implant procedures. To the extent that the Company chooses not to, or is unable to enter into similar strategic alliances for its other products and indications, it would need to either develop a network of independent sales agents, distributors and dealers or create its own internal direct sales and marketing capabilities for these products and indications.

   The Company has entered into certain agreements pursuant to which it is obligated to pay royalties based on net revenues of the Company's VITOSSTM products that are currently under development. After commercialization, to the extent that sales of these products increase in future periods, the Company's license obligations will be expected to increase.

   The Company has benefited from the research and development activities conducted through its agreement with the University of Pennsylvania ("Penn"). This agreement provides for and has broadened the Company's technological base through patents that have been issued and others that are pending and has allowed the Company to place greater focus on the commercialization of its products. The Company's operating results and financial condition could be adversely affected if it were required to fund all of the research expenses related to its current and future products.

The Company's Bone Substitutes

   The Company's products are designed to solve a wide range of clinical problems associated with current bone substitutes and provide optimal attributes for a variety of specific applications.

 BIOGRAN

   BIOGRAN is commercialized as a bioactive glass granule that, when implanted in a bone defect site, forms a calcium phosphate shell with an internal chamber where bone forming cells differentiate and form new bone tissue over a four to six month period. BIOGRAN is designed for cancellous bone defects that are not immediately subject to load or for use in conjunction with fixation hardware. The principal indication is for bone regeneration in preparation for tooth root implantation. BIOGRAN has the consistency of paste when mixed with blood or saline. BIOGRAN is available in both pre-formed dampen dishes and pre-filled syringes.

 ORTHOCOMP AND ORTHOBONE

   ORTHOCOMP Injectable cement and ORTHOBONE Putty are in development as bioactive, self-setting, bone bonding composite resins that offer ease of use delivery and are designed to provide rapid restoration of functionality in load bearing, bone reinforcement, implant stabilization and bone repair applications. The Company believes the bioactive composite nature of ORTHOCOMP and ORTHOBONE will allow them to conform to the precise area of placement, and their setting polymerization will react and lead to immediate load bearing strength, with elasticity more closely resembling that of natural bone than metal. Because of their bioactivity, ORTHOCOMP and ORTHOBONE should be integrated with the bone at the interface, enhancing the strength of the bond and the overall efficacy of the implant system.

   ORTHOCOMP will be formulated to allow for controllable setting times, various viscosities and differing levels of strength. Less viscous formulations may be delivered through pre-filled unit dose cartridges directly into the surgical site or through minimally invasive surgery, and the more viscous ORTHOBONE formulations may be hand packed as putty. Unlike PMMA, which requires a relatively lengthy mixing time and a short interval during which the material can be used, the Company believes ORTHOCOMP's novel mix-on-demand delivery system will allow the surgeon much greater flexibility with respect to the commencement of the setting time of the material. ORTHOCOMP and ORTHOBONE are also easily visualized under radiographic or fluoroscopic imaging. The Company is not aware of any current competitors for these types of surface bonding, high load bearing bone substitutes.

   In June 1998, the Company submitted a 510(k) application to the United States Food and Drug Administration (the "FDA") for using ORTHOCOMP as an augment to screw fixation in fracture repair. The Company subsequently had discussions with the FDA regarding the regulatory approval pathway for ORTHOCOMP for this indication. In those discussions, the Company withdrew its 510(k) submission for ORTHOCOMP, and it was agreed with the FDA that the FDA would first look at the results of clinical studies that the Company previously planned to start in 1999 in Europe and in the U.S. When the clinical results become available, the FDA will then determine whether or not the request for marketing clearance of ORTHOCOMP for this indication should be resubmitted under a 510(k) or submitted under a PMA application. The Company held additional discussions with the FDA in January 1999 in preparation for filing an investigation device exemption (an "IDE") necessary to start the U.S. clinical trials for ORTHOCOMP for screw augmentation. The Company expects to start clinical studies in Europe during the middle of 1999 for ORTHOCOMP for screw augmentation and to file for CE Mark approval in late 1999. The Company also expects to start a multi-center study for the use of ORTHOCOMP for vertebroplasty in osteoporotic patients during the middle of 1999. Pre-clinical studies for the use of ORTHOCOMP have begun in Europe and the United States for tooth root anchoring. Pre-clinical studies are planned to start during the second half of 1999 for the use of ORTHOCOMP as a cement for joint implant replacement. Upon the successful completion of these preclinical studies, the Company expects to receive its first milestone payment under the Howmedica Agreements in the first half of 2000.

 VITOSS

   VITOSS is in development as both an injectable, self-setting, resorbable calcium phosphate bone cement material that is replaced by bone as it is resorbed and as a resorbable scaffold matrix that closely resembles the porosity of trabecular bone. The Company believes VITOSS may allow for the flow of blood and nutrients required for bone remodeling, as well as the seeding of signaling molecules and growth factors to accelerate the healing process. The novel, mixed paste formula, based on the Company's fine particle synthesis technology, should allow complete interaction of the respective components and proper placement in the body. The result should be consistent setting in the body of a fine-grained structure comparable to human bone. It should be especially useful in moderate load bearing situations that are coupled with fixation hardware, and should permit quicker return to function in younger patients with healthy bone physiology. Pre-clinical studies are currently underway for the use of VITOSS in metaphyseal defects, which include tibial plateau fractures, and cranio-maxillofacial reconstruction.

Clinical Applications

   The Company is initially focused on seven clinical indications for use with a potential global market of approximately seven million annual procedures, representing approximately US$1.4 billion opportunity. The Company believes the clinician purchase decision will be based on patient bone health factors, load bearing requirements at a particular site, and clinician judgment regarding resorbable products that require fixation and longer healing times versus non-resorbable products that return patients to their maximum recovery state rapidly. The following chart sets forth certain information regarding these seven indications, including the potential annual global procedures, the applicable product, and whether the product has been commercialized for the applicable indication and the regulatory timeline.

                            Potential
                             Annual
                             Global
                         Procedures(/1/)
      Indications              US$        Product           Regulatory Timeline
      -----------        --------------- --------- --------------------------------------
                         (in thousands)
Screw Augmentation......      2,330      ORTHOCOMP CE Clinicals expected to begin Q2-1999
Vertebroplasty..........        700      ORTHOCOMP CE Clinicals expected to begin Q2-1999
Joint Implant Cement....        656      ORTHOCOMP IDE expected to be filed 1H-2000
Metaphyseal Defects.....        100      VITOSS    CE Mark expected Q4-1999
Cranio-Maxillofacial                     VITOSS    In pre-clinical studies
 Reconstruction.........        155(/2/) ORTHOCOMP
Dental Surgery..........      2,315      BIOGRAN   Commercialized
Tooth Root Implant
 Cement.................        830      ORTHOCOMP In pre-clinical studies
Oncology................        480      ORTHOCOMP In research and development

--------
(1) Potential annual global procedures are derived from historical data for the U.S. from various sources, including a 1990 American Dental Association Survey of Dental Services Rendered, a 1997 Medical Data International report, a 1992 study in the Journal of Bone Mineral Resources and information from the Health Care Information Association. This information was extrapolated globally by doubling the United States figures to produce worldwide projections.
(2) This estimate includes the projections for Cranio-Maxillofacial Reconstruction procedures for both ORTHOCOMP and VITOSS.

   The following describes each of these seven indications in more detail, of which, only the use of BIOGRAN for certain dental surgical procedures has yet received regulatory approval.

   Screw Augmentation is required in cases where the patient's bone is of insufficient quality to allow a plate and screw construct to function. In a typical plating procedure, the fracture is aligned and the plate is shaped to conform to the natural shape of the bone. The first screws placed into the plate serve to compress the fracture, permitting faster healing. The remaining screws are then placed to stabilize the plate so that the fracture will not move and healing can occur. The healing of a fracture is directly proportional to the degree of stabilization. Failure of screws to purchase or hold is common, especially in osteoporotic bone, although it can occur in non-osteoporotic patients as well.

   Currently, screws that do not hold are removed, and either the screw hole is not used or is filled with a larger screw. The non-use of a screw hole causes a large weak point to be created, presenting a greater potential for fracture of the bone and plate through the weak area. The use of a larger screw often results in a looser placement due to concerns of stripping. An alternative option currently used by the physicians is to disassemble and reposition the plate and screw construct; however, this alternative adds cost of surgical time and provides no assurance of a favorable outcome.

   The Company believes using ORTHOCOMP to anchor the screw in a quick and efficient way allows the full function of the screw to be restored, to the benefit of both the surgeon and the patient. The Company knows of no cement products that have received FDA approval or CE marking that would be in competition with ORTHOCOMP for this indication. However the Company may face off-label use of PMMA or calcium phosphate cements for this indication. The Company expects to begin clinical trials in Europe and the U.S. during mid-1999.during mid-1999.

   Vertebroplasty is the filling or supplementation of up to three vertebrae, compressed as a result of fracture, with a material that adds rigidity to failing bone and reduces pain in the compression site. There is currently no material approved for use in this procedure and this indication presents a potential new market for ORTHOCOMP. Using ORTHOCOMP, the Company expects the procedure to be performed on an outpatient or short-stay basis. The vertebra is perforated through the pedicular arch using a catheter. The material is then injected into the vertebra, setting within minutes and becoming load bearing. The procedure would then be repeated through the other arch. Upon completion, the patient should typically experience immediate pain relief and greater mobility. The Company knows of no other approved treatment for compressed vertebrae that remedies the physical impairment and long-term immobility that in turn leads to morbidity and reduced life expectancy. The primary alternative method of treatment is the use of pharmaceutical regimens; however, this method only provides some patients with temporary pain relief. The Company knows of no cement products that have received FDA approval or CE marking that would be in competition with ORTHOCOMP for this indication. However the Company may face off-label use of PMMA or calcium phosphate cements for this indication. The Company expects to begin clinical studies in Europe and the U.S. in mid-1999.

   Joint Implant Cement is used to secure reconstructive products to the bone by applying a grout made up of a liquid (monomer) mixed with a powder (PMMA). During the procedure, the patient's joint is exposed and prepared for the implant. The cement material is then added to bond the implant to the bone. Currently, PMMA is typically used in this procedure and Howmedica, producer of Simplex cement, has the dominant market share. Joint implant cement is currently the prevalent mode of fixation for hip, knee, shoulder and other replacements, and according to Orthopedic Network News, joint implant cement implants represent approximately 65% of all implant procedures. The use of PMMA, however, exposes patients to the monomer of PMMA as well to potentially bone-damaging high temperatures during the setting of this material. The Company believes that ORTHOCOMP possesses superior mechanical and bioactive properties, is more biocompatible and uses a more efficient delivery system than PMMA. This program is currently in pre-clinical development.

   Metaphyseal Defect addresses the loss of cancellous structure including the tibial plateau. The function of the tibial plateau is to transfer the load (weight of the body) to the shaft of the tibia (cortical bone). The cancellous structure transfers load in a similar way to a girder structure in a building. The plateau needs to continue to function so the patient can return to normal activities. The Company expects the replacement of the material with VITOSS, a space filling and load transferring material, to allow the patient to return more quickly to function. The procedure involves the restoration of the tibial plateau, allowing the femur to have a congruous surface with which to interface. The fracture is augmented, if necessary, with orthopaedic hardware such as screws. The Company may face competition from a new generation of similar products currently entering the market or expected to enter the market in the near future. This program is currently in pre-clinical development.

   Oncology Defect procedures address the treatment of bone that has deteriorated in strength due to cancer. Although the patient's life expectancy has been reduced due to cancer, this procedure allows the patient an improved quality of life. The surgeon should be able to fill cortical bone defects, which have been created by tumors, with ORTHOCOMP. This should allow the patient to return to an increased level of function. The patient's may also be able to have prophylactic treatment of weakened bone regions reinforced with ORTHOCOMP. Without this type of procedure, the patients must be bedridden to protect the bones from failing. This program is currently in pre-clinical development and is expected to begin clinical trials during 1999.

   Cranio-Maxillofacial Reconstruction utilizing VITOSS as a resorbable cement or as a scaffold matrix can possibly offer a promising bone substitute option for indications including mandibular resections due to trauma or disease, reconstruction of fractures and cranial defects. The Company expects ORTHOCOMP to be useful for complicated applications such as plastic reconstruction and facial augmentation to adjust the height and position, and to shape certain facial features, especially the chin and cheekbone. It is feasible that both VITOSS and ORTHOCOMP may be used in the same reconstruction or repair procedure. Utilizing the Company's biocompatible products could potentially reduce the recovery time and provide ease of use features for the surgeon. The Company may face competition from a new generation of similar products currently entering the market or expected to enter the market in the near future. This program is currently in pre-clinical development.

   Oral Surgery indications include the filling of bone defects, both those created surgically and those caused by disease. During the course of procedures ranging from periodontal disease treatment to implant placement, there is often a need to build bone. BIOGRAN is placed into the site through a surgical incision in proximity to the bone. The site is then surgically closed, and bone regeneration ensues over a six-month period. For this indication, BIOGRAN competes with bone grafting products for filling oral defects, including autograft bone, allograft bone, xenograft bone and other synthetic bone graft materials.

   Tooth Root Implant Cement is used to anchor prosthetic teeth. Implants are placed into surgically prepared sites in either the mandible or maxilla to which prosthetic teeth are later attached. They may be placed singularly, several teeth in a row or as a full arch. If there is a full and healthy bone bed, the implants may be placed immediately; otherwise, a bone grafting procedure is necessary. The current bone grafting procedure requires about six months for the bone to regenerate. The implant is then placed and is monitored for stability. The development and placement of the prosthetic usually occurs after the implant has demonstrated requisite stability and this may add additional time to the process. As a result, the entire implant procedure can take well over a year. In comparison, implants anchored with ORTHOCOMP may allow load bearing within two to four weeks and may possibly serve a broader patient population, including patients with low bone-regenerative potential. In tooth root anchoring applications, the Company believes that no alternative exists at this time that will compete with ORTHOCOMP, other than the current method of tooth root implantation. This program is currently in pre-clinical development.

License Agreements

   The Company's product development efforts have been dependent in part upon Dr. Paul Ducheyne and the University of Pennsylvania ("Penn") in Philadelphia, Pennsylvania, USA. In September 1993, the Company and Penn entered into a license agreement (the "Penn License Agreement"). The Penn License Agreement grants the Company an exclusive, worldwide right and license to use and sell products that utilize technology protected by Penn's patent rights. The Penn License Agreement allows for use in medical, dental and veterinary fields for growth of bone cells, fixing human prosthetic devices, coating human prosthetic devices, including bone growth onto or into modified human prosthetic device and/or producing human prosthetic devices. The Penn License Agreement has resulted in substantial cost savings to the Company while allowing the Company to greatly expand its product development efforts. The Company has agreed to pay a royalty of 4% of the net sales of products made by the Company that utilize technology covered by the Penn License Agreement. To date no such sales have been made. The Company agreed to developing the technologies covered by the Penn License Agreement within a five year time period from the effective date of the Agreement. If the Company does not develop the technologies within the five year time period, the Company will return the rights to the Penn. Additionally, the Company issued 120,008 shares of Company stock to Penn as partial consideration for the exclusive license.

   The Company's product development efforts have also been dependent upon FBFC International ("FBFC"), a Belgian company established in the Kingdom of Belgium with a registered office at B-1000 Brussels Wetstraat 24. In July 1992, the Company and FBFC entered into a license agreement (the "FBFC License"). Under the FBFC License, which expires in 2002, FBFC granted the Company an exclusive, worldwide license to use the technical knowledge and expertise developed or obtained by FBFC relating to bioactive glass granules. FBFC also provides technical assistance to the Company under the FBFC License Agreement. On December 23, 1998, the Company and FBFC entered into a Release and Termination Agreement (the "Release") whereby as a result of the patent defense costs exceeding the maximum earned royalty, FBFC agreed to reimburse the Company US$474,580, the payment of which was received January 1999. The Release specified the Company had satisfied all of its royalty obligations under the FBFC License and that FBFC will transfer all of its rights in the intellectual property, including the patents, to the Company.

   The Company has entered into certain agreements pursuant to which it is obligated to pay royalties based on net revenues of the Company's VITOSS products. To the extent that sales of these products increase future periods, the Company's license obligations will be expected to increase.

   PARTISYN CORP, a wholly owned subsidiary company, was formed to exploit the industrial and commercial applications of the Company's fine particle synthesis or nano-structured technology through licensing and royalty arrangements. The formation of the subsidiary allows the Company to continue to maintain its major focus in the development and commercialization of its core business of biomaterials based bone substitutes and bone cements.

Sales and Marketing

   The Company intends to market its products through a combination of exclusive third-party strategic alliances, arrangements with agents and distributors and/or through direct sales, depending upon the clinical indications for which the products are intended.

   Prior to April 28, 1998, the Company generally marketed BIOGRAN through internal direct sales efforts in the U.S. and through local distributors overseas. On April 28, 1998, the Company signed an agreement with 3i pursuant to which 3i has obtained the global distribution rights for BIOGRAN and ORTHOCOMP for the dental implant surgery market. The arrangement provided for 3i to purchase, and for the Company to supply, specified minimum monthly amounts of BIOGRAN in 1998 for the dental market. For the years 2000 through 2003, inclusively, 3i has minimum purchase requirements of US$2.4 million per year. The agreement may be terminated if 3i fails to purchase more than US$600,000 in a given calendar quarter after 1999. For 1999, 3i had no minimum purchase requirements.

   The global distribution agreement with 3i provides for a sale price from the Company to 3i in 1998, 1999 and 2000 through 2003 equal to 50%, 45% and 40%, respectively, of 3i's average sales price to its customers in the previous quarter. The 3i alliance has allowed the Company to decrease its sales and marketing expenses by US$1.4 million for the year ending December 31, 1998 as compared to 1997. The savings in sales and marketing expenses were partially offset by a US$0.4 million decrease in gross profit margin for 1998 in comparison to 1997.

   On June 9, 1998, the Company entered into the Howmedica Agreements whereby Howmedica has obtained exclusive worldwide marketing, sales and distribution rights for ORTHOCOMP in joint implant procedures. Under the Howmedica Agreements, the Company may earn payments of up to an aggregate of US$4,500,000 if various milestones are reached during the anticipated four to five year development and approval process for this indication. Upon receipt of regulatory approvals, Howmedica will be required to make annual minimum purchases of ORTHOCOMP from the Company for a six-year period. Howmedica may obtain exclusive manufacturing rights from the Company upon a one-time payment of US$7,000,000 that, in turn, will require Howmedica to pay royalties on future sales. Howmedica had an option until December 9, 1998 to acquire worldwide distribution rights for screw augmentation and vertebroplasty, subject to agreement between the two parties on minimum purchase quantities; however, Howmedica did not exercise this option. Additionally, Howmedica has certain rights of first negotiation and refusal for orthopaedic applications of other Company technologies.

Third-Party Reimbursement

   Successful sales of the Company's products in the United States and other markets will depend, in part, on the availability of adequate reimbursement from third-party payors. In the United States, health care providers, such as hospitals and physicians that purchase medical devices for treatment of their patients, generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. HCFA administers the policies and guidelines for coverage and reimbursement of health care providers treating Medicare and Medicaid patients. In certain circumstances, such as many procedures involving PMMA cement, HCFA deems such procedures "approvable" and reimburses the providers for such services. Both public and private insurance plans are central to new product acceptance. The United States Medicare inpatient reimbursement system is a prospective reimbursement system whereby rates are set in advance, fixed for a specific fiscal period, constitute full institutional payment for the designated health service and generally do not vary with hospital treatment costs. Medicare reimburses outpatient services based on a predetermined fee schedule. Both outpatient and inpatient reimbursement systems could affect the amount of payment a hospital receives for using the Company's products if they are approved for coverage.

   Member countries of the EU operate various combinations of centrally financed health care systems and private health insurance systems. The relative importance of government and private systems varies from country to country. The choice of devices is subject to constraints imposed by the availability of funds within the purchasing institution. Medical devices are most commonly sold to hospitals or health care facilities at a price set by negotiation between the buyer and the seller. A contract to purchase products may result from an individual initiative or as a result of a competitive bidding process. In either case, the purchaser pays the supplier. Payment terms can vary widely throughout the EU.

   In Japan, at the end of the regulatory process, the MHW in its discretion makes a determination of the per unit sales price of the product and the reimbursement level.

   Through the patient informed consent process, the Company receives full access to the United States clinical trial patient's hospital discharge financial record and other medical financial information. By comparing the cost outcomes of treated patients and control patients, the Company expects to substantiate the claim that the Company's products provide overall reductions in costs thereby outweighing the incremental added cost of the product.

Research and Development

   The Company's development efforts to date have been concentrated on the development of products derived from research initially carried out at the Catholic University of Leuven, Belgium and from its own internal research. The Company has also gained access to intellectual property resulting from research carried out at the Penn through a license agreement and will be working to develop and commercialize products resulting from such research. This intellectual property includes biomaterial substrates for tissue engineering and carriers for growth factors and drug delivery. The Company believes that these additional technologies may represent significant potential future market opportunities that the Company may pursue. In addition, the Company will seek to enter into strategic alliances, joint ventures, acquisitions, license patented technologies and develop additional technologies to broaden its future product offerings. The Company has incurred US$2.8 million, US$2.0 million and US$1.2 million in research and development expense in 1998, 1997 and 1996, respectively. See "License Agreements."

Clinical Advisory Board

   The Company has a Clinical Advisory Board that currently consists of ten preeminent clinicians. The Clinical Advisory Board has actively advised the Company regarding potential clinical uses of its products and members may be involved in the clinical trials of the Company's products. Certain members of the Clinical Advisory Board have received options to purchase common stock of the Company, a practice that the Company may continue in the future. The Company is currently transitioning to specialized advisory Board panels for trauma, spine and reconstruction.

Competition

   Competition in the medical device industry is intense in both the U.S. and Europe. Rapid product development and technological advancement generally characterize the medical device industry. The Company's products could be rendered noncompetitive or obsolete by technological advancements made by the Company's current or potential competitors. There can be no assurance that the Company will be able to respond to technological advancements through the development and introduction of new products. Moreover, many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technological resources than the Company. Such existing and potential competitors may be in the process of seeking FDA or other regulatory approvals, or patent protection, for their respective products. Such competitors may enjoy substantial advantages over the Company in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise or the development of distribution channels. Since the Company's products compete with procedures that have, over the years, become standard within the medical community, there can be no assurance that the procedures underlying the Company's products will be able to replace more established procedures and products. There can be no assurance that reimbursement for such procedures by third party payors will be adequate or that the Company will succeed in obtaining a new reimbursement code for such procedures. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

   In orthopaedic and the dental surgery markets, the Company faces competition from existing products and companies, and potential competition from emerging companies developing bone substitutes and osteobiologics. In the dental surgery market, BIOGRAN competes with bone grafting products for filling oral defects, including autograft bone (bone from another part of the patient's body), allograft bone (bone derived from cadavers), xenograft bone (bone derived from bovines), and other synthetic bone graft materials. In orthopaedic applications for trauma and for cranio-maxillofacial reconstruction, the Company's VITOSS resorbable bone cements will face competition from a new generation of similar products currently entering the market or expected to enter the market in the near future. The Company is not aware of any cement products that have received FDA approval or CE marking for screw augmentation or vertebroplasty that would be in competition with ORTHOCOMP for these indications. However, the Company may face off-label use of PMMA or calcium phosphate cements for these indications. In tooth root anchoring applications, the Company believes that no alternative exists at this time that will compete with ORTHOCOMP, other than the current method of tooth root implantation. The joint implant cement market is dominated by the use of PMMA, and Howmedica, the producer of Simplex cement, has the dominant market share.

Government Regulation

   Consistent with its intent to market its products internationally, the Company systematically applies for all necessary regulatory approvals for its products in defined applications in Europe, the United States and other selected geographic territories.

   Products that have premarket approval or clearance from the FDA do not require FDA export approval. However, some countries require manufacturers to provide an FDA certificate for products for export ("CPE"). This process requires the device manufacturer to submit a request for certification to the FDA that the product has been granted premarket approval or clearance in the United States and that the manufacturing facilities appeared to be in compliance with GMPs at the time of the last GMP inspection. The FDA will refuse to issue a CPE if significant outstanding GMP violations exist.

   The introduction of the Company's products in international markets will also subject the Company to international regulatory clearances that may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements.

 Europe

   In order to continue selling its products within the European Economic Area following June 14, 1998, the Company is required to achieve compliance with the requirements of the European Union Medical Devices Directive (the "MDD") and affix CE marking on its products to attest such compliance. To achieve this, the Company's products must meet the "essential requirements" defined under the MDD relating to safety and performance. Furthermore, the Company must successfully undergo a verification of its regulatory compliance ("conformity assessment") by TNO, or the Netherlands Organization for Applied Scientific Research, the Dutch Notified Body selected by the Company. The nature of this assessment will depend on the regulatory class of the Company's products. Under European law, the Company's products are likely to be in Class III. In the case of Class III products, the Company must (as a result of the regulatory structure which the Company has elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD. This corresponds to a quality system for design in ISO 9001 and EN 46001 standards. The Notified Body must audit this quality system and determine if it meets the requirements of the MDD. In addition, the Notified Body must approve the specific design of each device in Class III. As part of the design approval process, the Notified Body must also verify that the products comply with the essential requirements of the MDD. In order to comply with these requirements, the Company must, among other things, complete a risk analysis and present sufficient clinical data. The clinical data presented by the Company must provide evidence that the products meet the performance specifications claimed by the Company, provide sufficient evidence of adequate assessment of unwanted side-effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. The Company will be subject to continued surveillance by the Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are beyond the scope of the MDD.

   The Company is in the process of implementing policies and procedures that are intended to allow the Company to receive ISO 9000 series certification of its processes. ISO 9000 series certification is one of the quality systems satisfying the CE Mark certification requirements for all products manufactured in the United States.

 United States

   The medical devices to be manufactured and marketed by the Company are subject to extensive regulation by the FDA. Pursuant to the FFD&C Act and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

   In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, Class I devices, the least regulated category, are subject to general controls and Class II devices are subject to general and special controls. Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness. Other than BIOGRAN, which is not classified, the Company's products are either Class II or Class III devices.

   Before a new device can be introduced into the market, the manufacturer must generally obtain market clearance through either a 510(k) notification or a premarket approval through a PMA application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies be performed to establish the device's "substantial equivalence."

   Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. Pursuant to the Food and Drug Administration Modernization Act ("FDAMA"), enacted in November 1997, the FDA must make a determination with respect to a 510(k) submission within 90 days of its receipt. The FDA may extend this time frame by requesting additional data or information. Prior to enactment of the new law, it generally has taken from four to twelve months from the date of submission to obtain a 510(k) clearance, and in some instances has taken longer. It is not expected that the new law will shorten this time frame significantly, if at all. There can be no assurance that the Company will obtain 510(k) clearance for its products on a timely basis.

   A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition and results of operations. For any of the Company's products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions. The FDA has recently implemented a policy, under which certain device modifications may be submitted as a "Special 510(k)," which will require only a 30-day review. Special 510(k)s will be limited to those device modifications that do not affect the intended use or alter the fundamental scientific technology of the device and for which substantial equivalence can be demonstrated through design controls. There can be no assurance that the Company will be able to utilize the new "Special 510(k)" option for any modifications made to the Company's 510(k)-cleared devices.

   A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which FDA has called for PMA applications. A PMA application must be supported by valid scientific evidence that typically includes extensive data, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device, as well as extensive manufacturing information.

   An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended should the FDA ask for more information or clarification of information already provided in the submission. Pursuant to FDAMA, the FDA has established a number of policies and procedures intended to streamline preparation and review of PMAs. These include the opportunity for device sponsors to obtain FDA agreement in writing on an investigational plan, the opportunity to meet with FDA within 100 days of the PMA's filing to review its status, the ability to rely on compliance with certain national or international standards to satisfy certain PMA requirements, and increased use of postmarket controls to reduce PMA data requirements. There can be no assurance that the Company will benefit from any of these new policies or procedures.

   During the PMA review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that they are in compliance with applicable GMP requirements.

   If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an "approvable letter," which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case PMA approval may be delayed up to several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. The PMA process can be expensive, uncertain and lengthy and a number of devices for which other companies have sought FDA approval have never been approved for marketing.

   Modifications to a device that is the subject of an approved PMA application (including modifications to its labeling or manufacturing process) may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA application often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA application.

   If clinical trials of a device are required in connection with either a 510(k) notification or a PMA application and the device presents a "significant risk." The sponsor of the trial (usually the manufacturer or the distributor of the device) is then required to file an IDE application prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is reviewed and approved by the FDA and one or more appropriate Institutional Review Boards ("IRB's"), clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "non-significant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRB's, but not the FDA. For "significant risk" devices, an IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. IRB approval may be required for changes in the investigational plan for both non-significant risk and significant risk devices.

   Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FFD&C Act requires devices to be manufactured in accordance with GMP regulations that impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Revisions to the GMP regulations, effective June 1, 1998, will impose new design control requirements on device manufacturers that likely will increase the cost of complying with GMP requirements. Medical devices are also subject to postmarket reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury. Medical devices are also subject to postmarket reporting requirements for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product.

   Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved or uncleared uses. Pursuant to the FDAMA, however, limited dissemination of information on unapproved uses is permitted, provided certain procedures are followed and certain commitments are made. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

Product Liability and Insurance

   The Company's business involves the risk of product liability claims. While the Company has not experienced any product liability claims to date, there can be no assurance that product liability claims will not be asserted against the Company or its licensees. Although the Company maintains product liability insurance in the annual aggregate amount of up to US$10.0 million, there can be no assurance that this coverage will be adequate to protect the Company against future product liability claims. In addition, product liability insurance is expensive and there can be no assurance that product liability insurance will be available to the Company in the future on terms satisfactory to the Company, if at all. A successful product liability claim or series of claims brought against the Company in excess of its coverage could have a material adverse effect on the Company's business, financial condition and results of operation.

Litigation

   In July 1992, the Company obtained a license from FBFC International ("FBFC" or the "FBFC License") that allowed the Company to manufacture and sell its BIOGRAN product. In May 1996, the University of Florida Research Foundation, Inc., U.S. Biomaterials Corporation and Block Drug Corporation (the "Plaintiffs") filed a complaint in the U.S. District Court for the Northern District of Florida against the Company, a distributor of the Company's BIOGRAN product and the Company's Chairman (the "BIOGRAN Matter"). This action charged the defendants with infringement of U.S. Patent No. 4,851,046, said to be assigned to the University of Florida Research Foundation and said to be exclusively licensed to U.S. Biomaterials Corporation. This action also included complaints alleging false representation, unfair competition, false advertising and trade disparagement under Federal and Florida state laws. In April 1998, the court granted the Company's summary judgment motion stating that the Company's BIOGRAN product does not infringe this patent. The complaints alleging false representation, unfair competition, false advertising and trade disparagement were settled with the Plaintiffs in September 1998. During September 1998, the Plaintiffs requested an appeal to the Court's summary judgment with respect to the patent infringement claim. In response, the Company filed a counterclaim alleging inequitable conduct. For the years ended December 31, 1997 and 1996, the Company recorded approximately US$1.7 million and US$759,000 of expenses related to its defense of the BIOGRAN, respectively. The Company recorded an offset to expense of US$900,000 during 1998 related to the BIOGRAN Matter. As of December 31, 1998, the Company has accrued US$472,492 for the estimated future cost of defending this litigation.

   In accordance with the FBFC License, FBFC agreed to indemnify the Company for all reasonable damages and costs incurred by the Company arising out of or resulting from this action, for an amount not to exceed the maximum aggregate royalty payments associated with this technology. Since 1996, the Company has recorded patent litigation legal fees in excess of US$1.5 million and, based upon the royalty of 12% of net sales, approximately US$1,024,000 was be owed to FBFC. On December 23, 1998, the Company and FBFC entered into a Release and Termination Agreement (the "Release") whereby, FBFC agreed to reimburse the Company US$474,580 for patent defense costs that exceeded the maximum earned royalty. This payment was received in January 1999. The Release specified the Company had satisfied all of its royalty obligations under the FBFC License, and that FBFC will transfer all of its rights in the intellectual property, including the patents, to the Company.

   From time-to-time, the Company may be involved in litigation relating to claims arising out of its business. Other than the BIOGRAN Matter, there are no claims or actions that are currently pending or anticipated against the Company.

Employees

   As of December 31, 1998, the Company had a total of 31 full-time employees primarily employed at the Company's headquarters in Malvern, Pennsylvania, USA. The Company believes that it has been highly successful in attracting and retaining experienced personnel, however, competition for such personnel is strong. None of the Company's employees are covered by collective bargaining agreements. Management considers its relations with its employees to be good.

ITEM 2. PROPERTIES

   The Company's administrative and research facilities currently occupy approximately 18,500 square feet of space in two facilities in Malvern, Pennsylvania, USA at an annual payment of approximately US$143,000. These facilities are leased through July 2001, with an option to renew for an additional five-year term. The Company is adding capacity of approximately 7,000 square feet at a third facility nearby to support development efforts.

ITEM 3. LEGAL PROCEEDINGS

   In July 1992, the Company obtained a license from FBFC that allowed the Company to manufacture and sell its BIOGRAN product. In May 1996, the University of Florida Research Foundation, Inc., U.S. Biomaterials Corporation and Block Drug Corporation (the "Plaintiffs") filed a complaint in the U.S. District Court for the Northern District of Florida against the Company, a distributor of the Company's BIOGRAN product and the Company's Chairman (the "BIOGRAN Matter"). This action charged the defendants with infringement of U.S. Patent No. 4,851,046, said to be assigned to the University of Florida Research Foundation and said to be exclusively licensed to U.S. Biomaterials Corporation. This action also included complaints alleging false representation, unfair competition, false advertising and trade disparagement under Federal and Florida state laws. In April 1998, the court granted the Company's summary judgment motion stating that the Company's BIOGRAN product does not infringe this patent. The complaints alleging false representation, unfair competition, false advertising and trade disparagement were settled with the Plaintiffs in September 1998. During September 1998, the Plaintiffs requested an appeal to the Court's summary judgment with respect to the patent infringement claim. In response, the Company filed a counterclaim alleging inequitable conduct. For the years ended December 31, 1997 and 1996, the Company recorded approximately US$1.7 million and US$759,000 of expenses related to its defense of the BIOGRAN Matter, respectively. During 1998, the Company recorded an offset to expense of US$900,000 related to the BIOGRAN Matter. As of December 31, 1998, the Company has a reserve of US$472,492 for the estimated future cost of defending this litigation.

   In accordance with the license obtained from FBFC, FBFC agreed to indemnify the Company for all reasonable damages and costs incurred by the Company arising out of or resulting from this action, for an amount not to exceed the maximum aggregate royalty payments associated with this technology. Since 1996, the Company has recorded patent litigation legal fees in excess of US$1.5 million and, based upon the royalty of 12% of net sales, approximately US$1,024,000 was be owed to FBFC. On December 23, 1998, the Company and FBFC entered into a Release and Termination Agreement (the "Release") whereby, FBFC agreed to reimburse the Company US$474,580 for patent defense costs that exceeded the maximum earned royalty. This payment was received in January 1999. The Release specified the Company had satisfied all of its royalty obligations under the FBFC License, and that FBFC will transfer all of its rights in the intellectual property, including the patents, to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to the vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The Common Stock of Orthovita, Inc. is quoted on the European Association of Securities Dealers Automated Quotation ("EASDAQ") under the ticker symbol "VITA." The following table sets forth the range of high and low sale prices for the common stock as reported on the EASDAQ for the periods indicated below.

                                                               High     Low
                                                             -------- --------
   Initial Public Offering (June 25, 1998) through June 30,
    1998...................................................  US$10.88 US$10.00
   Third Quarter, 1998.....................................     11.38     9.50
   Fourth Quarter, 1998....................................      9.50     4.38

   As of December 31, 1998 there were 225 holders of record of the common stock. On March 23, 1999, the last reported sale price of the common stock as reported on the EASDAQ was US$ 5.25 per share.

   The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data have been derived from the consolidated financial statements of Orthovita, Inc. and Subsidiaries as of and for each of the four years in the period ended December 31, 1998 which have been audited by Arthur Andersen LLP, independent public accountants. These data should be read in conjunction with the Company's consolidated financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                              Year Ended December 31,
                                        -------------------------------------
                                            1998         1997         1996
                                        ------------  -----------  ----------
Statement of Operations Data:
Net revenues........................... $  2,780,658  $ 3,311,540  $1,860,326
Cost of sales..........................      927,792    1,096,848     887,236
Operating expenses.....................    7,897,961    9,998,945   7,162,104
Other (income) expenses................     (344,307)     169,066     250,939
Extraordinary item--(gain).............          --      (397,402)        --
Accretion of preferred stock...........      391,213      536,517         --
                                        ------------  -----------  ----------
Net loss applicable to common
 shareholders.......................... $  6,092,001  $ 8,092,434  $6,439,953
                                        ============  ===========  ==========
Net loss per common share.............. $       0.73  $      1.60  $     1.60
                                        ============  ===========  ==========
Shares used in computing net loss per
 common share                              8,314,679    5,050,397   4,036,150
                                        ============  ===========  ==========
                                                As of December 31,
                                        -------------------------------------
                                            1998         1997         1996
                                        ------------  -----------  ----------
Balance Sheet Data:
Cash, cash equivalents and short-term
 investments........................... $ 15,355,808  $ 2,257,902   $ 253,465
Total assets...........................   18,888,632    4,862,010   1,546,137
Working capital (deficit)..............   14,471,102   (1,080,859) (3,140,323)
Long-term debt.........................      737,427      832,991   1,588,539
Redeemable convertible preferred
 stock.................................          --     7,383,090         --
Total shareholders' equity (deficit)...   15,528,575   (7,712,696) (4,088,685)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements on pages F-1 to F-15 of this Form 10-K

Overview

   Orthovita is a biomaterials company that was incorporated under the laws of the Commonwealth of Pennsylvania and began operations in 1993. The Company is developing proprietary osteobiologic bone substitutes and bone cements that it intends to manufacture and market on a global basis. Orthovita has targeted its products for sale to the trauma, spine, implant cement, cranio-maxillofacial and dental implant surgery markets. The Company has developed and is manufacturing through third party vendors BIOGRAN(R) it's first commercialized product that is a resorbable, granular biomaterial that biologically transforms to bone and which it is selling and marketing through Implant Innovations Inc. ("3i"), a leading dental implant company. The Company has in development ORTHOCOMP(TM) injectable cement and ORTHOBONE(TM) Putty, as composite, fast-setting, high strength resins with a biological interface that bonds to bone; and VITOSS(TM), in development as an injectable resorbable cement that aids in fracture healing and as a scaffold matrix that is conducive to cell attachment. To date, the Company has only received regulatory approval for BIOGRAN for use in certain dental surgical applications. There can be no assurance that the Company will obtain regulatory approval for any other indications or for any of its other products or that it will successfully commercialize any of its products.

   Prior to April 28, 1998, the Company generally marketed BIOGRAN through internal direct sales efforts in the U.S. and through local distributors overseas. On April 28, 1998, the Company signed an agreement with 3i pursuant to which 3i has obtained the global distribution rights for BIOGRAN and ORTHOCOMP for the dental implant surgery market. The arrangement provided for 3i to purchase, and for the Company to supply, specified minimum monthly amounts of BIOGRAN in 1998 for the dental market. For the years 2000 through 2003, inclusively, 3i has minimum purchase requirements of US$2.4 million per year. The agreement may be terminated if 3i fails to purchase more than US$600,000 in a given calendar quarter after 1999. For 1999, 3i has no minimum purchase requirements.

Results of Operations

 Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997

   Net Revenues. Net revenues for the year ended December 31, 1998 were US$2.8 million, compared to US$3.3 million for the year ended December 31, 1997. This decrease was a result of the 3i agreement which dictates that the Company's selling price per unit is 50% of 3i's average selling price per unit to their customers. The Company actually shipped 19% more BIOGRAN units in 1998 in comparison to 1997. The global distribution agreement with 3i provides for a sales price from the Company to 3i in 1998 equal to 50% of 3i's average sales price to its customers in the previous quarter. The 3i alliance has allowed the Company to decrease its sales and marketing expenses by US$1.4 million for the year ending December 31, 1998 as compared to 1997. The savings in sales and marketing expenses offset were partially offset by a US$0.4 million decrease in gross profit margin.

   Gross Profit. The Company's gross profit for the year ended December 31, 1998 was US$1.9 million, or 67% of net revenues, compared to US$2.2 million, or 67% of net revenues, for the prior year. The Company realized significant BIOGRAN manufacturing cost reductions in 1998 when the Company consolidated its BIOGRAN manufacturing operation into the U.S. The manufacturing cost reductions enabled the Company to maintain its gross profit margins percentage on its BIOGRAN net product revenues in 1998 as compared to 1997 as the Company reduced in its average selling price per unit to 50% of 3i's average selling price per unit to their customers.

   Operating Expenses. The Company's operating expenses for the year ended December 31, 1998 were US$7.9 million compared to US$10.0 million for the prior year. This decrease in operating expenses consisted primarily of decreases in general and administrative expenses of US$1.5 million and decreases in selling and marketing expenses of US$1.4 million offset by an increase in research and development of US$778,000. The Company attributes the decreases in general and administrative expenses to lower expenses relating to patent litigation expenses associated with the BIOGRAN Matter and reimbursement of those expenses from FBFC and the Company's insurance company related to the BIOGRAN Matter. In 1998, the Company recorded $900,000 as an offset to general and administrative expense relating to insurance proceeds and reimbursement from FBFC related to the BIOGRAN Matter. Decreases in selling and marketing expenses are a result of the reduction in the dental direct sales force in connection with the transition to 3i. The Company attributes its increases in research and development expenses to expenses incurred in its preclinical activities in preparation for regulatory filings.

   Other Income (Expenses). The Company's other income (expenses), include interest expense, interest income and currency translation losses. The Company recorded US$344,000 of other income for the year ended December 31, 1998 compared to US$169,000 of other expense for the year ended December 31, 1997. In 1998 the Company realized net interest income as a result the investment of the initial public offering in June 1998. In 1997, the Company recorded a currency translation loss of US$202,527 from the impact of exchange rate changes on intercompany balances.

   Extraordinary Gain. In 1997, the Company recorded an extraordinary gain of US$397,000 when it was relieved of certain debt owing to the Flemish government upon the Company's election not to pursue the commercialization of one of the dental products licensed from FBFC. See Note 6 to Notes to Financial Statements.

   Net Loss. As a result of the foregoing factors, the Company's net loss for the year ended December 31, 1998 was US$6.1 million compared to a net loss of US$8.1 million for the prior year.

 Comparison of the Year Ended December 31, 1997 to the Year Ended December 31, 1996

   Net Revenues. Net revenues for the year ended December 31, 1997 were US$3.3 million, compared to US$1.9 million for the year ended December 31, 1996, representing an increase of 78%. The Company attributes this increase to greater market penetration of BIOGRAN that resulted from the Company's increased marketing efforts.

   Gross Profit. The Company's gross profit for the year ended December 31, 1997 was US$2.2 million, or 67% of net revenues, compared to US$1.0 million, or 52% of net revenues, for the prior year. The Company attributes this improvement in its gross profit margin to its consolidation of its manufacturing of BIOGRAN in the U.S., which consolidation was completed in the fourth quarter of 1997.

   Operating Expenses. The Company's operating expenses for the year ended December 31, 1997 were US$10.0 million compared to US$7.2 million for the prior year. This increase in operating expenses consisted primarily of increases in general and administrative expenses of US$1.7 million and in research and development of US$808,000. The Company attributes the increases in general and administrative expenses to ongoing growth in staffing and facilities necessary to support the growth of its business, US$1.0 million in additional fees and expenses relating to the BIOGRAN Matter, and US$350,000 relating to the closing of the Company's European manufacturing facility. The Company attributes its increases in research and development expenses to expenses incurred in its preclinical activities in preparation for regulatory filings.

   Other Expenses. The Company's other expenses, which includes interest expense, interest income and currency translation losses, were US$169,000 for the year ended December 31, 1997 compared to US$251,000 for the year ended December 31, 1996. In 1997 the Company realized net interest income as a result the investment of the net proceeds realized from the April 1997 Financing. The Company recorded a currency translation loss of US$203,000 in 1997 from the impact of exchange rate changes on intercompany receivables.

   Extraordinary Gain. In 1997, the Company recorded an extraordinary gain of US$397,000 when it was relieved of certain debt owing to the Flemish government upon the Company's election not to pursue the commercialization of one of the dental products licensed from FBFC. See Note 6 to Notes to Financial Statements.

   Net Loss. As a result of the foregoing factors, the Company's net loss for the year ended December 31, 1997 was US$7.6 million compared to a net loss of US$6.4 million for the prior year.

Liquidity and Capital Resources

   The Company has experienced negative operating cash flows since its inception. The Company plans to continue to spend substantial funds for clinical trials in support of regulatory and reimbursement approvals, research and development and establishment of commercial scale manufacturing capabilities. The Company believes that existing cash, together with the cash generated from the sale of current products, will be sufficient to meet the Company's currently estimated operating and capital requirements at least through the end of 2000. The Company's future capital requirements will depend upon numerous factors, including the extent to which unforeseen clinical, regulatory, manufacturing or sales and marketing difficulties arise or to which the Company's products gain market acceptance, the acquisition and defense of intellectual property rights, the development of strategic alliances for the marketing of certain of its products, and competitive developments. In addition, although the Company has no present commitments or understandings, it may seek to expand its operations and product line via acquisitions or joint ventures and any such acquisition or joint venture may increase the Company's capital requirements. Should the Company's cash not be sufficient to meet the Company's currently estimated requirements, the Company will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. This activity may result in substantial dilution to the holders of common stock and in significant financial and operational restrictions. Any such required financing may not be available on satisfactory terms, if at all.

   As a result of the Company's initial public offering during June 1998, cash, cash equivalents and short-term investments increased 580% from December 31, 1997 to 1998. As a percentage of total assets, cash, cash equivalents and short-term investments increased from 46% at December 31,1997 to 81% at December 31, 1998. As of December 31, 1998 and 1997 cash, cash equivalents and investments consisted of the following:

                                           Gross      Gross
                                         Unrealized Unrealized   Fair Market
                          Original Cost    Gains      Losses        Value
                          -------------- ---------- ----------  -------------
December 31, 1998:
Cash and cash
 equivalents............. US$    842,064        --        --    US$   842,064
Short-term investments...     14,414,394 US$106,882 US$(7,532)     14,513,744
                          -------------- ---------- ---------   -------------
                          US$ 15,256,458 US$106,882 US$(7,532)  US$15,355,808
                          ============== ========== =========   =============
Percentage of total
 assets..................                                                81.3%
                                                                =============
December 31, 1997:
Cash and cash
 equivalents............. US$  2,257,902        --        --    US$ 2,257,902
                          ============== ========== =========   =============
Percentage of total
 assets..................                                                46.4%
                                                                =============

   The Company invests its excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in a separate component of shareholders' equity (deficit).

   The following is a summary of selected cash flow information:

                                          Year Ended December 31,
                                 --------------------------------------------
                                      1998           1997           1996
                                 --------------  -------------  -------------
Net cash used in operating
 activities..................... US$ (6,335,509) US$(7,588,532) US$(4,968,612)
Net cash used in investing
 activities.....................    (14,525,341)      (413,939)      (345,877)
Net cash provided by financing
 activities.....................     19,407,435     10,008,992      4,821,127
Effect or exchange rate on
 cash...........................         37,577         (2,084)       (15,851)
                                 --------------  -------------  -------------
Net change in cash.............. US$ (1,415,838) US$ 2,004,437  US$  (509,213)
                                 ==============  =============  =============

 Net Cash Used for Operating Activities

   The principal source of the Company's current operating cash inflows is from the sale of BIOGRAN. Cash outflows were primarily used for the commercialization of BIOGRAN and for development and pre-clinical activities in preparation for regulatory filings of ORTHOCOMP and VITOSS. Funds have been used for the further selling, marketing and distribution of BIOGRAN and the expansion of the Company from a development-stage company.

 Net Cash Used for Investing Activities

   The Company has invested US$111,000, US$414,000 and US$346,000 for the years ended December 31, 1998, 1997 and 1996, respectively in the purchase of property and equipment for the expansion of its product development capabilities. During the year ended December 31, 1998, the Company invested US$14,414,000 in short-term marketable securities.

 Net Cash Provided By Financing Activities

   A summary of net cash provided by financing activities is as follows:

                                            Year Ended December 31,
                                    ------------------------------------------
                                        1998           1997           1996
                                    -------------  -------------  ------------
Proceeds from sale of common stock
 and warrants.....................  US$20,187,838  US$ 2,255,694  US$4,446,817
Proceeds from sale of convertible
 preferred stock..................            --       7,609,204           --
Proceeds from exercise of common
 stock options and warrants.......        640,633            --            --
Proceeds (repayments) of debt.....       (487,507)       163,197       370,700
Repayments of capital lease
 obligations......................       (241,529)       (51,103)       (6,390)
Proceeds (repayments) of short-
 term bank borrowings.............       (692,000)        32,000        10,000
                                    -------------  -------------  ------------
Net cash provided by financing
 activities.......................  US$19,407,435  US$10,008,992  US$4,821,127
                                    =============  =============  ============

   In September 1997, the Company obtained a US$1.2 million capital lease financing arrangement. The term of each individual lease under this arrangement is 42 months, with payments based upon a monthly lease factor of US$29.31 per US$1,000 of acquisition cost and imputed interest of approximately 14.85%. These leases are secured by the underlying capital assets.

Commitments and Contingencies

   The Company leases office space and equipment under non-cancelable operating leases. For the years ended December 31, 1998, 1997 and 1996, lease expense was US$213,000, US$164,000 and US$150,000, respectively. Future minimum rent payments through the expiration of these leases are US$217,000 in 1999, US$206,000 in 2000, US$102,000 in 2001.

Readiness for the Year 2000

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

 Will Orthovita Be Ready?

   Information Technology Systems. The core information technology systems utilized by the Company appear to be Year 2000 compliant. These information technology systems support the Company's major business functions, including accounting and financial reporting and internal and external electronic mail. The Company uses the Great Plains/Horizon system for, accounting and financial reporting, purchasing and manufacturing functions. This system's software programs currently utilize a four-digit year that properly recognizes the Year 2000. In addition, the Company's software to handle both internal and external electronic mail uses a four-digit year. The Company's third party payroll processor has certified to the Company that it is Year 2000 compliant.

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

   The Company has defined its principal vendors, suppliers and service providers and has made inquiries regarding Year 2000 compliance. The Company mailed written letters to approximately 110 vendors, suppliers and service providers and no negative response has been received to-date. The Company will continue to monitor existing and new vendors, suppliers and service providers to determine if alternative vendors, suppliers or service providers will need to be established.

 How Much Will It Cost to Address Year 2000 Issues?

   To date, the Company has not incurred any remediation costs associated with Year 2000 issues and future costs are uncertain and difficult to estimate. The Company is in the process of determining future costs related to Year 2000 issue. All remediation costs will be expensed as incurred.

 What are the Possible Consequences of Year 2000 Issues Confronting the
 Company?

   In the event that key suppliers, vendors or service providers are not compliant, the Company would be required to migrate its services to compliant vendors. This would require additional time and resources, resulting in additional operating expenses through a transition period and could possibly impact the Company's ability to manufacture its products for clinical supply or for commercial sale and could possible result in the delay of certain clinical studies. In addition, if the Company determines that key in-house equipment is not compliant, programming costs would be necessary to upgrade or replace the equipment.

 What is the Company's Contingency Plans?

   Given the Company has not determined that a contingency plan with respect to non-compliant in-house systems or third party suppliers, vendors or service providers is necessary, no such plan has been established. If in the future the Company determines a contingency plan is required, it will formulate such contingency plan.

 Forward-Looking Statements

   The statements in the Company's Year 2000 disclosure contain forward-looking statements and should be read in conjunction with the Company's disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Orthovita's Business."

Cautionary Statement Concerning Forward-Looking Statements

   This Form 10-K contains forward-looking statements including the information concerning possible or assumed future results of operations of our company that appear in this Form 10-K and those preceded by, followed by or that include the words "anticipates," "believes," "estimates," "expects," "hopes," "intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document particularly in Item 1, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, could adversely affect the future results of Orthovita and could cause those results to differ materially from those expressed in our forward-looking statements:

  .the ability to obtain regulatory approvals to market our products;

  .restrictions on the anatomic sites and types of procedures for which our products may be used;

  .the ability to enroll sufficient numbers of patents to complete clinical studies;

  .the market acceptance of our products;

  .the ability to market, sell and distribute our products;

  .the expectation of continuing losses;

  .the safety and effect of our products for use in any new indications;

  .third-party reimbursements;

  .the preservation of trade secrets, and the ability to obtain and maintain patent protection and operation without infringing the proprietary rights of others;

  .the ability to manufacture our products in commercial quantities, in a cost-effective manner and in compliance with regulatory requirements;

  .the possible effects of changes in government regulation;

  .reliance on suppliers;

  .the dependence on key personnel; and

  .the exposure to Year 2000 issues.

   Actual future results may differ materially from those expressed in our forward-looking statements set forth in this Form 10-K for a number of reasons, including our inability to:

  .obtain additional financing;

  .protect our proprietary rights;

  .maintain relationships with our the University of Pennsylvania, FBFC International, Howmedica, Inc., Implant Innovations, Inc and other important business partners;

  .compete effectively with other companies;

  .manage effectively our growth; and

  .avoid Year 2000 issues.

                          OTHER MATTERS--RISK FACTORS

 You should carefully consider the following factors and other information in this Form 10-K.

   Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this document. These are statements that relate to future events and time periods or our expectations. Generally, the words "anticipates," "believes," "estimates," "expects," "hopes," "intends" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated.

We have a history of losses and expect future losses that could decrease the value of your shares.

   We are a developmental company and since we were founded, we have a history of losses and have had a negative cash flow. As of December 31, 1998, we experienced cumulative net losses of about $27.0 million, with net loss of about $6.1 million and $8.1 million for each of the years ended December 31, 1998 and December 31, 1997, respectively. We expect to continue to incur significant operating losses in the future as we continue to:

  .expand our product development efforts;

  .expand our marketing and sales activities; and

  .develop our manufacturing capabilities.

   We can offer no assurance that we will ever be profitable.

Fluctuations in our quarterly operating results may result in a failure to meet analysts' and investors' expectations, causing our share price to decline or fluctuate widely.

   We expect that our quarterly operating results will fluctuate significantly. This may be caused by:

  .the timing of governmental approvals;

  .unanticipated events associated with clinical and preclinical trials;

  .restrictions on the anatomic sites and types of procedures for which our products may be used;

  .the medical community's acceptance of our products;

  .the success of competitive products;

  .our ability to enter into business relationships with third parties;

  .our ability to market our product and access the distribution channels;

  .expenses associated with development and protection of intellectual property matters;

  .the departure of key personnel;

  .unexpected problems with key suppliers;

  .establishment of commercial scale manufacturing capabilities; and

  .the timing of expense related to the commercialization of new products.

   Therefore, we believe that comparing our quarterly results will not be informative and is not an indication of future performance.

We are subject to government regulation that may be costly to comply with and may interfere with our ability to conduct business.

   We may be required to incur significant costs and burdens to comply with all government regulation to which we are subject. We intend to apply for all necessary regulatory approvals for our products in Europe, the United States and other selected geographic territories in order to market our products. As the review process varies from country to country, we must comply with the regulatory clearances in each country that may impose additional costs and burdens on our business. These regulations include:

  .product standards and approvals, including in the United States, FDA approval;

  .packaging and labeling requirements;

  .promotional restrictions;

  .U.S. federal, state and local laws where our products are marketed or manufactured;

  .country or local regulations where our products are marketed or manufactured;

  .environmental laws;

  .import restrictions;

  .tariff regulations; and

  .duties and tax requirements.

We may need additional funds that, if available, could substantially increase our interest expense or dilute your shareholdings. If these additional funds are unavailable, we will be materially adversely affected.

   We may need additional funding which may not be available. Since our inception, we have experienced negative operating cash flows. We expect this to continue as we plan to continue to spend substantial funds for clinical trials, research and development and the establishment of commercial scale manufacturing capabilities. We may need to raise additional funding to provide sufficient cash reserves that may not be available. If we issue equity securities in connection with a financing, your shareholdings will be diluted. If we do need to raise additional funds through a debt financing, we will incur interest charges and will likely become subject to restrictions on our operations and finances. These funds may not be available on satisfactory terms, if at all. If adequate financing is not available, we may be required to delay, scale back or eliminate certain operations.

If our products are not accepted, we will be materially adversely affected.

   Our products are based on new technology, that we expect will to be used in certain new emerging procedures such as vertebroplasty, and may not be accepted by the market. If our products are not accepted, we will be materially adversely affected. Our products compete with more established treatments and procedures currently accepted as the standards of care. Market acceptance of our products will depend on:

  .the receipt and timing of regulatory approvals;

  .physician awareness;

  .marketing and sales efforts of us and our third-parties; and

  .the availability of adequate third-party reimbursement.

   Our business will suffer if our products are not accepted in the market in preference to other competing products or therapies.

We rely on licenses with third parties.

   These licenses provide us with rights to exploit patent rights that are used to make products. These licenses have provided us with substantial cost savings. Our ability to develop and market our products will be materially adversely affected by any negative developments in relation to these patents.

The failure to demonstrate safety and effectiveness in clinical trials could hinder us from obtaining regulatory approval.

   Our product candidates, ORTHOCOMP Injectable cement, ORTHOBONE Putty, VITOSS Scaffold and VITOSS Injectable cement, that are in pre-clinical studies or research and development, may not receive timely regulatory approval, if at all. These products may not be successful based on a number of factors including:

  .failure to demonstrate safety and effectiveness for use in any new indication;

  .failure to obtain regulatory approval to market our products for new indications;

  .the ability to manufacture our products in commercial quantities, in a cost-effective manner and in compliance with regulatory requirements;

  .lack of market acceptance; and

  .unavailability of third-party reimbursement.

Our products may not be considered cost-effective by third party payors and that may materially adversely affect our ability to sell our products on a profitable basis.

   We will be negatively affected if we can not successfully sell our products to third party payors. Hospitals or practicing physicians, surgeons and dentists generally purchase our products and bill various third-party payors such as:

  .governmental programs;

  .managed care organizations;

  .other private health insurers; and

  .other governmental health insurers.

   Since some of the procedures that will require the use of our product will be new, an existing reimbursement code may not be available or suitable to provide reimbursement at an adequate level, if at all. These third-party payors may deny reimbursement or reimburse at a low price if they conclude that our product is not cost effective or that the product is being used for an unapproved indication. The third-party payors may make this decision based on clinical, economic and other data. Also, these third-party payors are pressuring medical suppliers to lower their prices that would negatively affect our ability to sell our products on a profitable basis.

We many not be able to protect our proprietary rights and may infringe on the proprietary rights of others, both of which would have a material adverse effect on our business.

   Our efforts to establish and protect our proprietary rights may be inadequate to prevent misappropriation or infringement of our proprietary property in the United States, the European Union and other jurisdictions. Further, our business will be affected if we can not operate without infringing the proprietary rights of other parties.

   As we expend a substantial amount of time and expense on developing and commercializing new medical devices, it is important for us to obtain and maintain trade secrets and patent protections in connection with these new medical devices. We also try to protect our trade secrets and proprietary know-how, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. As of December 31, 1998, we owned or controlled 19 U.S. patents and 14 pending U.S. patent applications, 2 issued patents and 11 pending patent applications in Europe, 11 patent applications in Japan and 1issued patent in Taiwan. We intend to continue to cooperate with our licensors and Penn, in obtaining patent protection for intellectual property exclusively licensed to us.

   In July 1992, the Company obtained a license from FBFC (the "FBFC License") that allowed the Company to manufacture and sell its BIOGRAN product. In May 1996, the University of Florida Research Foundation, Inc., U.S. Biomaterials Corporation and Block Drug Corporation (the "Plaintiffs") filed a complaint in the U.S. District Court for the Northern District of Florida against the Company, a distributor of the Company's BIOGRAN product and the Company's Chairman (the "BIOGRAN Matter"). This action charged the defendants with infringement of U.S. Patent No. 4,851,046, said to be assigned to the University of

Florida Research Foundation and said to be exclusively licensed to U.S. Biomaterials Corporation. This action also included complaints alleging false representation, unfair competition, false advertising and trade disparagement under Federal and Florida state laws. In April 1998, the court granted the Company's summary judgment motion stating that the Company's BIOGRAN product does not infringe this patent. The complaints alleging false representation, unfair competition, false advertising and trade disparagement were settled with the Plaintiffs in September 1998. During September 1998, the Plaintiffs requested an appeal to the Court's summary judgment with respect to the patent infringement claim. In response, the Company filed a counterclaim alleging inequitable conduct. For the years ended December 31, 1997 and 1996, the Company recorded approximately US$1.7 million and US$759,000 of expenses related to its defense of the BIOGRAN, respectively. The Company recorded an offset to expenses of US$900,000 in 1998 related to the BIOGRAN Matter. As of December 31, 1998, the Company has accrued US$472,492 for the estimated future cost of defending this litigation. There can be no assurance that the BIOGRAN Matter will be resolved on a basis that is favorable to us in the near future, if at all.

   In accordance with the FBFC License, FBFC agreed to indemnify the Company for all reasonable damages and costs incurred by the Company arising out of or resulting from this action, for an amount not to exceed the maximum aggregate royalty payments associated with this technology. Since 1996, the Company has recorded patent litigation legal fees in excess of US$1.5 million and, based upon the royalty of 12% of net sales, approximately US$1,024,000 was be owed to FBFC. On December 23, 1998, the Company and FBFC entered into a Release and Termination Agreement (the "Release") whereby, FBFC agreed to reimburse the Company US$474,580 for patent defense costs that exceeded the maximum earned royalty. This payment was received in January 1999. The Release specified the Company had satisfied all of its royalty obligations under the FBFC License, and that FBFC will transfer all of its rights in the intellectual property, including the patents, to the Company.

Our future success depends on our ability to manufacture our products.

   Our success is dependent on our ability to manufacture our products for which we have limited manufacturing capacity and experience. We are subject to regulation and periodic inspection of our manufacturing process. Our manufacturing activities could fail to comply with these regulations and our manufacturing activities would be materially adversely affected. If we do obtain the necessary regulatory approvals, it may not be on a timely basis. We cannot assure that we will be able to manufacture our products in commercial quantities, in a cost-effective manner and in compliance with regulatory requirements.

If we are unable to maintain our relationship with our supplies, our ability to distribute our products will be impeded.

   We are dependent on a limited number of suppliers. Our ability to distribute our products will be impeded if we are unable to maintain our relationship with our suppliers. We are unable to manufacture our products without the specialty products and services we receive from our suppliers. Therefore, our business is dependent on our ability to maintain our relationship with these suppliers or to establish new relationships with companies who provide similar products and services. We cannot assure that we will maintain our relationship with these suppliers or find replacement suppliers capable of providing products and services on satisfactory terms.

We may face technological changes that could render our products noncompetitive or obsolete.

   New developments medical device, medical products and pharmaceutical companies could render our products noncompetitive or obsolete by technological advances. Our business is characterized by extensive research efforts and rapid technological progress. We may not be able to respond to technological advances through the development and introduction of new products. In addition, unforeseen problems may develop with our technologies or applications. We may not successfully address technological challenges that we encounter in our research and development programs and may not ultimately develop commercially feasible products.

We must establish our own orthobiologics marketing and sales capabilities or gain access to existing orthopaedic distribution channels for our products in order for us to successfully sell our products.

   The orthopedic distribution channels are well established but may not be well suited to the marketing, sales and distribution of our products. We expect we will need to build our own direct sales and marketing abilities in orthobiologics in certain territories such as the U.S. and Europe in order for us to successfully sell our products for certain indications such as vertebroplasty. We cannot assure that we will be successful in these efforts or, in the alternative, be able to gain access to the established orthopedic distribution channels. These efforts may require the considerable expenditure of funds that will adversely effect operating results.

We compete with other biotechnology and medical device companies who may be more successful that we are in developing and marketing products.

   Competition in our business is intense in both the United States and Europe. We will be materially adversely affected if we cannot compete successfully. Our competitors have substantially greater financial, marketing, sales, distribution and technological resources than we do. These current and future competitors may be in the process of seeking FDA or other regulatory approvals or patent protection for their products. They also may have substantial advantages over us in terms of:

  .research and development expertise;

  .experience in conducting clinical trials;

  .experience in regulatory matters;

  .manufacturing efficiency;

  .name recognition;

  .sales and marketing expertise; or

  .development of distribution channels.

   As our products compete with procedures that have over the years become standard within the medical community, the procedures that underlie our products may not be able to replace more established procedures and products.

   In orthopaedic and the dental surgery markets, we face competition from existing products and companies and potential competition from companies developing bone substitutes and osteobiologics. In the dental surgery market, our product, BIOGRAN competes with bone grafting products for filling oral defects which includes:

  .autograft bone, which is bone from another part of the patent's body;

  .allograft bone, which is bone derived from cadavers;

  .xenograft bone, which is bone derived from bovines; and

  .other synthetic bone graft materials.

   In orthopaedic applications for trauma and for cranio-maxillofacial reconstruction, our VITOSS resorbable bone cements will face competition from a new generation of similar products currently entering the market or expected to enter the market in the near future. We do not know of any cement product that has received regulatory approval for screw augmentation or vertebroplasty that would be in competition with ORTHOCOMP for these indications. We may, however, face competition from the off-label use of other products for these indications. In tooth root anchoring applications, we believe that no alternative exists at this time to compete with ORTHOCOMP, other than the current method of tooth root implantation.

Our business success is dependent on our personnel and our ability to effectively manage our growth.

   We are highly dependent on the performance of our executive officers and key employees. Some of these officers and employees have not entered into employment agreements with us. There is intense competition for qualified personnel. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key technical, scientific and personnel in a timely manner, would be detrimental to our business. Furthermore, we may incur substantial expenses in connection with hiring and retaining employees.

   We must manage our operations effectively while responding to constant changes in both technology and the markets where we compete if we are to grow in the future. Our results will suffer if we cannot manage growth effectively.

We may be subject to product liability and may not have adequate insurance.

   We could suffer a material adverse effect if any product liability claim or litigation is brought against us. While we maintain product liability insurance, our insurance may not cover the claim or litigation or may not be adequate. Whether or not successful, any claim or litigation brought against us could divert management's attention and time and result in significant expenditures.

Our computer systems and those of our key suppliers and service providers may not be Year 2000 compliant and may cause system failures and disruptions of operations.

   The Year 2000 issue could result in system failures or miscalculations causing disruptions of operation, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities which may materially adversely affect us. To date, we have experienced very few problems related to Year 2000 problems and we do not believe that we have material exposure to the Year 2000 issue with respect to our information systems as these systems correctly define the Year 2000.

   We are currently conducting an analysis to determine the extent to which the systems of third parties raise Year 2000 issues that may affect us. The failure of a major supplier, that is subject to the Year 2000 issue, to convert its systems on a timely basis or to effect a conversion that is incompatible with our systems could have a material adverse effect on us, which is not currently quantifiable.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Foreign Currency Risk

   The functional currency for the Company's Belgian branch is the Belgian franc. Accordingly, all assets and liabilities related to this operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated in a separate component of Shareholders' Equity (Deficit). The Company closed its Belgian manufacturing facility during December 1997 and subsequently the amount of expense incurred during 1998 in Belgium has been minor. A significant fluctuation in the exchange rate between the Belgian Franc and the US Dollar would not have a significant effect on the Company's results of operations. Since entering the global distribution agreement with 3i on April 28, 1998, all product revenue was a result of domestic sales to 3i and therefore there is no significant foreign currency gain or loss for the year ended December 31, 1998.

 Market Risk

   The Company is exposed to market risk through changes in market interest rates that could affect the value of its short-term investments. Interest rate changes would result in unrealized gains or losses in the market value of the short-term investments due to differences between the market interest rates and rates at the inception of the short-term investment.

   As of December 31, 1998, the Company's investments consisted primarily of commercial paper, United States government agency bonds and high credit quality corporate bonds. The Company estimates that had the average yield of the Company's investments decreased by 100 basis points, interest income for the year ended December 31, 1998 would have decreased by less than $90,000. This estimate assumes that the decrease occurred on the last day of each month during 1998 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income and future changes in investment yields will depend on the gross amount of the Company's investments and various external economic factors. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources".

ITEM 8. FINANCIAL STATEMENTS SUPPLEMENTAL DATA

   The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual statement on Form 10-K beginning on page F-1.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by Item 10 of Form 10-K will be set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

   The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference. The executive officers and directors of the Company and their ages as of December 31, 1998 are as follows:

ITEM 11. EXECUTIVE COMPENSATION

   See Item 12.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information called for by Items 11 and 12 of Form 10-K will be set forth under the captions "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management," respectively, in the Company's definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1. Financial Statements Financial Statements beginning on page F-2 are filed as part of this annual report on Form 10-K.

     2. Financial Statement Schedules Financial Statement Schedules beginning on page F-2 are filed as part of this annual report on Form 10-K.

     3. Exhibits. ( see (c) below).

  (b) Reports on Form 8-K.

   The Company did not file a report on Form 8-K during the quarter ended December 31, 1998.

(c)Exhibits

   The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

  3.1   Amended and Restated Articles of Incorporation of the Company.**
  3.2   Amended and Restated Bylaws of the Company.**
 10.1 Class C Convertible Preferred Stock and Warrant Purchase Agreement dated as of April 11, 1997.*
 10.2   Class A Holder Agreement dated as of April 11, 1997.*
 10.3   Note and Warrant Holder Agreement dated as of April 11, 1997.*
 10.4   Registration Rights Agreement dated as of April 11, 1997.*
 10.5 License Agreement dated as of September 1, 1993 between the Company and the Trustees of the University of Pennsylvania.*
 10.6   Amendment A to the License Agreement between Orthovita, Inc. and the
        Trustees of the University of Pennsylvania dated February 27, 1997.*
 10.7 Employment Agreement dated as of December 31, 1996 between the Company and David S. Joseph.*
 10.8   Employment Agreement dated as of July 1, 1997 between the Company and
        Dr. Erik Erbe.*
 10.9   Form of Warrant dated as of April 11, 1997 issued by the Company.*
 10.10  Form of Warrant dated as of April 11, 1997 issued by the Company.*
 10.11  Form of Warrant dated as of April 11, 1997 issued by the Company.*
 10.12  Form of Warrant dated as of April 11, 1997 issued by the Company.*
 10.13  Form of Warrant dated as of April 11, 1997 issued by the Company.*
 10.14  Amended and Restated 1993 Stock Option Plan.**
 10.15  Amended and Restated 1997 Equity Compensation Plan.**
 10.16  Line of Credit, Term Loan and Security Agreement dated as of September
        19, 1997 between the Company and Progress Bank.*
 10.17 First Amendment to Line of Credit, Term Loan and Security Agreement dated August 31, 1998 between the Company and Progress Bank.+
 10.18  Master Equipment Lease Agreement dated as of July 11, 1997 between the
        Company and Finova Technology Finance, Inc.*
 10.19  Amended and Restated Employee Stock Purchase Plan.**
 10.20@ Global Distribution Agreement dated as of April 29, 1998 between the
        Company and Implant Innovations, Inc.**
 10.21@ License and Development Agreement dated as of June 9, 1998 between the
        Company and Howmedica, Inc.**
 10.22@ Supply Agreement dated as of June 9, 1998 between the Company and
        Howmedica, Inc.**
 10.23 Stock Purchase Agreement dated as of June 9, 1998 between the Company and Howmedica, Inc.**
 10.24  Biomedical Materials Agreement dated as of July 29, 1992 between the
        Company and FBFC, International.**
 23.1   Consent of Arthur Andersen LLP.+
 24.1   Power of Attorney (included in the signature page).
 27.1   Financial Data Schedule.+

--------
+  Filed herewith.
* Filed as an Exhibit to the Company's Registration Statement on Form S-1 (333-51689) on May 1, 1998 and incorporated herein by reference.
** Filed as an Exhibit to the Company's Registration Statement on Form S-1/A
   (335-51689) on June 15, 1998 and incorporated herein by reference.
@  Confidential Treatment Requested.

   Copies of the exhibits are available to shareholders (upon payment of a $.20 per page fee to cover the Company's expenses in furnishing the exhibits) from Investor Relations Manager, Orthovita, Inc., 45 Great Valley Parkway, Malvern, Pennsylvania, 19355.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Orthovita, Inc.

Date: March 30, 1999                                /s/David S. Joseph
                                          By___________________________________
                                                      David S. Joseph
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Each person in so signing also makes, constitutes and appoints David S. Joseph Chairman and Chief Executive Officer of Orthovita, Inc. and Joseph M. Paiva, Vice President and Chief Financial Officer of Orthovita, Inc., and each of them acting alone, as his true and lawful attorneys-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

          Signature                Date                      Capacity
          ---------                ----                      --------
  /s/ Paul Ducheyne, Ph.D.     March 30, 1999
____________________________                   Chairman of the Board and Chief
    Paul Ducheyne, Ph.D.                        Science and Technology Officer
    /s/ David S. Joseph        March 30, 1999
____________________________                   President, Chief Executive Officer
      David S. Joseph                           (principal executive officer)
    /s/ Joseph M. Paiva        March 30, 1999  Vice President and Chief Financial
____________________________                    Officer (principal financial officer
      Joseph M. Paiva                           and accounting)
      /s/ Lew Bennett          March 30, 1999  Director
____________________________
        Lew Bennett
    /s/ James M. Garvey        March 30, 1999  Director
____________________________
      James M. Garvey
  /s/ Richard M. Horowitz      March 30, 1999  Director
____________________________
    Richard M. Horowitz
 /s/ Jos B. Peeters, Ph.D.     March 30, 1999  Director
____________________________
   Jos B. Peeters, Ph.D.
 /s/ Howard Salasin, Ph.D.     March 30, 1999  Director
____________________________
   Howard Salasin, Ph.D.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Orthovita, Inc.:

   We have audited the accompanying consolidated balance sheets of Orthovita, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orthovita, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Philadelphia, Pa.,
January 29, 1999

                        ORTHOVITA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31
                                                    ---------------------------
                                                        1998           1997
                                                    -------------  ------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................  $     842,064  $  2,257,902
  Restricted cash.................................            --        200,000
  Short-term investments..........................     14,513,744           --
  Trade accounts receivable net of allowance of
   $90,726 and $100,078...........................          8,468       469,363
  Other receivables...............................        635,188           --
  Inventories.....................................        329,251       248,707
  Other current assets............................        765,017       101,794
                                                    -------------  ------------
   Total current assets...........................     17,093,732     3,277,766
                                                    -------------  ------------
PROPERTY AND EQUIPMENT, net.......................      1,709,506     1,584,244
                                                    -------------  ------------
OTHER ASSETS......................................         85,394           --
                                                    -------------  ------------
                                                    $  18,888,632  $  4,862,010
                                                    =============  ============
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Short-term bank borrowings......................  $         --   $    692,000
  Current portion of long-term debt...............        287,412       478,952
  Current portion of long-term liabilities........        175,058           --
  Current portion of long-term capital lease
   obligations....................................        362,239       212,033
  Accounts payable................................        381,144       668,446
  Accrued patent defense cost.....................        472,492     1,003,236
  Accrued compensation and related expenses.......        342,453       412,926
  Other accrued expenses..........................        601,832       891,032
                                                    -------------  ------------
   Total current liabilities......................      2,622,630     4,358,625
                                                    -------------  ------------
LONG-TERM LIABILITIES:
  Capital lease obligations.......................        608,562       557,991
  Other liabilities...............................        128,865           --
  Debt............................................            --        275,000
                                                    -------------  ------------
   Total long-term liabilities....................        737,427       832,991
                                                    -------------  ------------

COMMITMENTS AND CONTINGENCIES (Notes 14 and 15)

REDEEMABLE CLASS C CONVERTIBLE PREFERRED STOCK, no
 shares issued and outstanding at December 31,
 1998 and 1,882,353 shares issued and outstanding
 at December 31, 1997 ............................            --      7,383,090
                                                    -------------  ------------
SHAREHOLDERS' EQUITY (DEFICIT):
  Class A Convertible Preferred stock, $.01 par
   value, no shares issued and outstanding at
   December 31, 1998 and 606,060 shares issued and
   outstanding at December 31, 1997 ..............            --          6,061
  Class B Convertible Preferred stock, $.01 par
   value, no shares issued and outstanding at
   December 31, 1998 and 1,038,005 shares issued
   and outstanding at December 31, 1997 ..........            --         10,380
  Common stock, $.01 par value, 15,000,000 shares
   authorized, 11,372,700 and 5,186,222 shares
   issued and outstanding as of December 31, 1998
   and December 31, 1997, respectively............        113,727        51,862
  Additional paid-in capital......................     42,289,024    13,138,103
  Accumulated deficit.............................    (26,977,160)  (20,885,159)
  Accumulated other comprehensive income..........        102,984       (33,943)
                                                    -------------  ------------
   Total shareholders' equity (deficit)...........     15,528,575    (7,712,696)
                                                    -------------  ------------
                                                    $  18,888,632  $  4,862,010
                                                    =============  ============

        The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31
                                        -------------------------------------
                                           1998         1997         1996
                                        -----------  -----------  -----------
NET REVENUES........................... $ 2,780,658  $ 3,311,540  $ 1,860,326
COST OF SALES..........................     927,792    1,096,848      887,236
                                        -----------  -----------  -----------
    Gross profit ......................   1,852,866    2,214,692      973,090
                                        -----------  -----------  -----------
OPERATING EXPENSES:
General and administrative.............   2,253,836    3,762,906    2,069,289
Selling and marketing..................   2,879,804    4,249,533    3,914,485
Research and development...............   2,764,321    1,986,506    1,178,330
                                        -----------  -----------  -----------
    Total operating expenses...........   7,897,961    9,998,945    7,162,104
                                        -----------  -----------  -----------
    Operating loss.....................  (6,045,095)  (7,784,253)  (6,189,014)
INTEREST EXPENSE.......................    (174,898)    (148,156)    (273,036)
INTEREST INCOME........................     511,882      181,617       22,097
FOREIGN CURRENCY TRANSACTION GAIN
 (LOSS)................................       7,323     (202,527)         --
                                        -----------  -----------  -----------
    Loss before extraordinary item.....  (5,700,788)  (7,953,319)  (6,439,953)
EXTRAORDINARY ITEM--GAIN ON EARLY
 EXTINGUISHMENT OF DEBT................         --       397,402          --
                                        -----------  -----------  -----------
NET LOSS...............................  (5,700,788)  (7,555,917)  (6,439,953)
                                        -----------  -----------  -----------
ACCRETION OF REDEMPTION PREMIUM ON
 PREFERRED STOCK.......................    (391,213)    (536,517)         --
                                        -----------  -----------  -----------
NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS.......................... $(6,092,001) $(8,092,434) $(6,439,953)
                                        ===========  ===========  ===========
NET LOSS PER COMMON SHARE:
  Before extraordinary item............ $      (.73) $     (1.68) $     (1.60)
  Extraordinary item...................         --          0.08          --
                                        -----------  -----------  -----------
NET LOSS PER COMMON SHARE.............. $      (.73) $     (1.60) $     (1.60)
                                        ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING....................   8,314,679    5,050,397    4,036,150
                                        ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        SHAREHOLDERS' EQUITY (DEFICIT)

                     Redeemable
                       Class C
                     Convertible
                      Preferred
                        Stock
                     -----------
BALANCE, DECEMBER
31, 1995...........  $       --
 Sale of 243,075
 shares of common
 stock and 48,615
 Class A Common
 stock purchase
 warrants, net of
 offering costs of
 $22,714...........          --
 Sale of 828,357
 shares of common
 stock, net of
 offering costs of
 $84,055...........          --
 Comprehensive
 income:
  Net loss.........          --
  Other
  comprehensive
  income:
   Currency
   translation
   adjustment......          --
   Comprehensive
   income..........
                     -----------
BALANCE, DECEMBER
31, 1996...........          --
 Sale of 533,685
 shares of common
 stock, net of
 offering costs of
 $12,467...........          --
 Issuance of
 585,936 shares of
 Class B
 Convertible
 Preferred stock...          --
 Sale of 1,882,353
 shares of Class C
 Convertible
 Preferred stock
 and common stock
 warrants, net of
 offering costs of
 $1,153,427........    6,846,573
 Issuance of common
 stock and common
 stock options for
 services..........          --
 Accretion of
 redemption premium
 and dividends on
 Class C
 Convertible
 Preferred stock...      536,517
 Comprehensive
 income:
  Net loss.........          --
  Other
  comprehensive
  income:
   Currency
   translation
   adjustment......          --
   Comprehensive
   income..........
                     -----------
BALANCE, DECEMBER
31, 1997...........    7,383,090
 Sale of 370,392
 shares of common
 stock.............          --
 Sale of 1,800,000
 shares of common
 stock, net of
 offering costs of
 $889,103                    --
 Conversion of
 preferred stock to
 common stock......   (7,774,303)
 Exercise of common
 stock options and
 warrants to
 purchase common
 stock                       --
 Issuance of common
 sock and common
 stock options for
 services..........          --
 Accretion of
 redemption premium
 and dividends on
 Class C
 Convertible
 Preferred stock...      391,213
 Comprehensive
 income:
  Net loss.........          --
  Other
  comprehensive
  income:
   Unrealized gain
   on short-term
   investments.....
   Currency
   translation
   adjustment......          --
   Comprehensive
   income..........          --
                     -----------
BALANCE, DECEMBER
31, 1998...........  $       --
                     ===========
                                                      Shareholders' Equity (Deficit)
                     ---------------------------------------------------------------------------------------------------
                       Class A     Class B                                       Accumulated
                     Convertible Convertible          Additional                    Other
                      Preferred   Preferred   Common    Paid-in   Accumulated   Comprehensive Comprehensive
                        Stock       Stock     Stock     Capital     Deficit        income        Income        Total
                     ----------- ----------- -------- ----------- ------------- ------------- ------------- ------------
BALANCE, DECEMBER
31, 1995...........    $ 6,061    $  4,521   $ 35,394 $ 4,243,106 $ (6,352,772)   $(82,003)                 $(2,145,693)
 Sale of 243,075
 shares of common
 stock and 48,615
 Class A Common
 stock purchase
 warrants, net of
 offering costs of
 $22,714...........        --          --       2,431   1,007,924          --          --                     1,010,355
 Sale of 828,357
 shares of common
 stock, net of
 offering costs of
 $84,055...........        --          --       8,283   3,428,179          --          --                     3,436,462
 Comprehensive
 income:
  Net loss.........        --          --         --          --    (6,439,953)                $(6,439,953)  (6,439,953)
  Other
  comprehensive
  income:
   Currency
   translation
   adjustment......        --          --         --          --           --       50,144          50,144       50,144
                                                                                              -------------
   Comprehensive
   income..........                                                                            $(6,389,809)
                     ----------- ----------- -------- ----------- ------------- ------------- ============= ------------
BALANCE, DECEMBER
31, 1996...........      6,061       4,521     46,108   8,679,209  (12,792,725)    (31,859)                  (4,088,685)
 Sale of 533,685
 shares of common
 stock, net of
 offering costs of
 $12,467...........        --          --       5,337   2,250,357          --          --                     2,255,694
 Issuance of
 585,936 shares of
 Class B
 Convertible
 Preferred stock...        --        5,859        --    1,019,531          --          --                     1,025,390
 Sale of 1,882,353
 shares of Class C
 Convertible
 Preferred stock
 and common stock
 warrants, net of
 offering costs of
 $1,153,427........        --          --         --      762,631          --          --                       762,631
 Issuance of common
 stock and common
 stock options for
 services..........        --          --         417     426,375          --          --                       426,792
 Accretion of
 redemption premium
 and dividends on
 Class C
 Convertible
 Preferred stock...        --          --         --          --      (536,517)        --                     (536,517)
 Comprehensive
 income:
  Net loss.........        --          --         --          --    (7,555,917)        --      $(7,555,917)  (7,555,917)
  Other
  comprehensive
  income:
   Currency
   translation
   adjustment......        --          --         --          --           --       (2,084)         (2,084)      (2,084)
                                                                                              -------------
   Comprehensive
   income..........                                                                            $(7,558,001)
                     ----------- ----------- -------- ----------- ------------- ------------- ============= ------------
BALANCE, DECEMBER
31, 1997...........      6,061      10,380     51,862  13,138,103  (20,885,159)    (33,943)                 $(7,712,696)
 Sale of 370,392
 shares of common
 stock.............        --          --       3,704   3,496,296          --          --                     3,500,000
 Sale of 1,800,000
 shares of common
 stock, net of
 offering costs of
 $889,103                  --          --      18,000  16,669,838          --          --                    16,687,838
 Conversion of
 preferred stock to
 common stock......     (6,061)    (10,380)    35,264   7,755,480          --          --                     7,774,303
 Exercise of common
 stock options and
 warrants to
 purchase common
 stock                     --          --       4,897   1,163,760          --          --                     1,168,657
 Issuance of common
 sock and common
 stock options for
 services..........        --          --         --       65,547          --          --                        65,547
 Accretion of
 redemption premium
 and dividends on
 Class C
 Convertible
 Preferred stock...        --          --         --          --      (391,213)        --                     (391,213)
 Comprehensive
 income:
  Net loss.........        --          --         --          --    (5,700,788)        --      $(5,700,788)  (5,700,788)
  Other
  comprehensive
  income:
   Unrealized gain
   on short-term
   investments.....                                                                 99,350          99,350       99,350
   Currency
   translation
   adjustment......        --          --         --          --           --       37,577          37,577       37,577
                                                                                              -------------
   Comprehensive
   income..........        --          --         --          --           --          --      $(5,563,861)
                     ----------- ----------- -------- ----------- ------------- ------------- ============= ------------
BALANCE, DECEMBER
31, 1998...........    $   --     $    --    $113,727 $42,289,024 $(26,977,160)   $102,984                  $15,528,575
                     =========== =========== ======== =========== ============= =============               ============

       The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31
                                         --------------------------------------
                                             1998         1997         1996
                                         ------------  -----------  -----------
OPERATING ACTIVITIES:
  Net loss.............................  $ (5,700,788) $(7,555,917) $(6,439,953)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities--
    Extraordinary gain.................           --      (397,402)         --
    Depreciation and amortization......       427,991      217,432      115,362
    Imputed interest...................        20,967       42,569       46,642
    Services provided for common stock
     and common stock options..........        65,546      426,792          --
    (Increase) decrease in--
      Restricted cash..................       200,000     (200,000)         --
      Accounts receivable..............       460,895     (212,264)    (150,434)
      Notes and other receivables......      (703,809)         --           --
      Inventories......................       (80,544)      84,080     (167,115)
      Other current assets.............       (66,577)     (39,185)     (21,052)
      Other assets.....................       (85,394)      49,008      (14,418)
    Increase (decrease) in--
      Accounts payable.................      (287,302)    (256,502)     108,810
      Accrued patent defense costs.....      (530,744)     253,236      750,000
      Accrued compensation and related
       expenses........................       (70,473)     (35,028)     193,971
      Other liabilities................       303,923          --           --
      Other accrued expenses...........      (289,200)      34,649      609,575
                                         ------------  -----------  -----------
        Net cash used in operating
         activities....................    (6,335,509)  (7,588,532)  (4,968,612)
                                         ------------  -----------  -----------
INVESTING ACTIVITIES:
  Purchase of investments..............   (15,892,669)         --           --
  Proceeds from sale of investments....     1,478,275          --           --
  Purchase of property and equipment...      (110,947)    (413,939)    (345,877)
                                         ------------  -----------  -----------
        Net cash used in investing
         activities....................   (14,525,341)    (413,939)    (345,877)
                                         ------------  -----------  -----------
FINANCING ACTIVITIES:
  Proceeds (repayments) of short-term
   bank borrowings.....................      (692,000)      32,000       10,000
  Proceeds (repayments) of debt........      (487,507)     514,322      370,700
  Repayments of subordinated debt......           --      (351,125)         --
  Repayments of capital lease
   obligations.........................      (241,529)     (51,103)      (6,390)
  Proceeds from exercise of common
   stock options and warrants..........       640,633          --           --
  Proceeds from sale of Class C
   Convertible Preferred stock.........           --     7,609,204          --
  Proceeds from sale of common stock
   and warrants........................    20,187,838    2,255,694    4,446,817
                                         ------------  -----------  -----------
        Net cash provided by financing
         activities....................    19,407,435   10,008,992    4,821,127
                                         ------------  -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS..................        37,577       (2,084)     (15,851)
                                         ------------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS......................    (1,415,838)   2,004,437     (509,213)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR..................................     2,257,902      253,465      762,678
                                         ------------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF
 YEAR..................................  $    842,064  $ 2,257,902  $   253,465
                                         ============  ===========  ===========

                        ORTHOVITA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

   Orthovita, Inc. (the "Company") is a Pennsylvania corporation which began operations in November 1993. The Company develops, manufactures and markets bone substitutes including BIOGRAN(R), its first commercialized product that is a resorbable, granular biomaterial that biologically transforms to bone; and in development, Orthocomp(TM) Injectable cement and Orthobone(TM) Putty, as composite, fast-setting, high strength resins with a biological interface that bonds to bone; and Vitoss(TM), in development as an injectable resorbable cement that aids in fracture healing and as a scaffold matrix that is conducive to cell attachment.

   The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, limited clinical trials, the uncertainty related to regulatory approvals, uncertainty of market acceptance, uncertainty related to third-party reimbursement, dependence on patents, trade secrets and proprietary rights, limited manufacturing experience, dependence on suppliers, competition, capital availability, uncertainty of technological change, dependence on key personnel and advisors, and product liability and the availability of adequate insurance.

2. Summary of Significant Accounting Policies:

 Preparation of Financial Statements

   The financial statements of the Company have been prepared using United States generally accepted accounting principles. This preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Basis of Consolidation

   The consolidated financial statements include the accounts of Orthovita, Inc., its Belgian branch operations, and its wholly owned subsidiaries. All material intercompany balances have been eliminated in consolidation.

 Net Loss Per Common Share

   The Company has presented net loss per common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."

   Basic loss per share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted loss per share has not been presented since the impact on loss per share is anti-dilutive due to the Company's losses. Diluted loss per share is computed using the treasury stock method which assumes that the Company would use any proceeds it would receive from the exercise of options and warrants to repurchase shares at fair market value.

 Revenue Recognition

   Revenue from product sales is recognized at the time of shipment. Revenues are presented net of sales discounts and returns. The Company records the cost for product returns as incurred.

 Research and Development Costs

   Research and development costs are charged to expense as incurred.

                        ORTHOVITA, INC. AND SUBSIDIARIES

 Foreign Currency Translation

   The functional currency for the Company's Belgian branch is the Belgian franc. Accordingly, all assets and liabilities related to this operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated in a separate component of Shareholders' Equity (Deficit).

   Revenues and expenses are translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations.

 Supplemental Cash Flow Information

   In 1998, the Company issued options and warrants for the purchase of 24,000 shares of common stock at various prices to certain vendors in payment of services valued at $65,547. During 1997, the Company issued options for the purchase of 30,000 shares of common stock at $4.25 per share to certain vendors in payment of consulting services valued at $38,546. Also during 1997, the Company issued shares of common stock valued at $177,246 to the University of Pennsylvania (Note 7).

   In 1998, 1997 and 1996, the Company incurred capital lease obligations of $442,306, $797,068, and $20,051, respectively. In 1998, 1997 and 1996, cash paid for interest was $174,898, $148,156, and $63,018, respectively. The Company paid no income taxes in 1998, 1997 and 1996.

3. Cash, Cash Equivalents and Investments:

   The Company invests its excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in a separate component of shareholders' equity (deficit).

   Restricted cash at December 31, 1997 represents funds maintained in a bank escrow account as collateral for the Company's bank term loan and line of credit (Notes 8 and 9).

   As of December 31, 1997, the Company had no short-term investments and cost equaled fair market value for all cash and cash equivalents. As of December 31, 1998, cash and cash equivalents and investments at cost and fair market value consisted of the following:

                                                Gross      Gross        Fair
                                   Original   Unrealized Unrealized    Market
                                     Cost       Gains      Losses      Value
                                 ------------ ---------- ---------- ------------
December 31, 1998:
  Cash and cash equivalents..... $    842,064 $     --    $    --   $    842,064
  Short-term investments........   14,414,394   106,882     (7,532)   14,513,744
                                 ------------ ---------   --------  ------------
                                 $ 15,256,458 $ 106,882   $ (7,532) $ 15,355,808
                                 ============ =========   ========  ============

                        ORTHOVITA, INC. AND SUBSIDIARIES

4. Inventories:

   Inventories are stated at the lower of cost or market on a first-in, first-out basis. As of December 31, 1998 and 1997, inventories consisted of the following:

                                                                 December 31
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
      Raw materials and work-in-process...................... $280,927 $  8,801
      Finished goods.........................................   48,324  239,906
                                                              -------- --------
                                                              $329,251 $248,707
                                                              ======== ========

5. Property, Equipment and Depreciation:

   Property and equipment, including assets held under capitalized lease obligations, are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of assets, primarily three to five years. Expenditures for major renewals and improvements to property and equipment are capitalized and expenditures for maintenance and repairs are charged to operations as incurred.

   Property and equipment consisted of the following:

                                                              December 31
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
      Machinery and equipment........................... $1,456,375  $  920,624
      Furniture, marketing, and office equipment........    478,228     436,279
      Leasehold improvements............................    563,602     588,049
                                                         ----------  ----------
                                                          2,498,205   1,944,952
      Less--Accumulated depreciation....................   (788,699)   (360,708)
                                                         ----------  ----------
                                                         $1,709,506  $1,584,244
                                                         ==========  ==========

   In the years ended December 31, 1998 and 1997, certain property and equipment was acquired under capitalized lease obligations. These assets total $1,316,941 and $825,931 with related accumulated depreciation of $297,387 and $81,528 at December 31, 1998 and 1997, respectively.

6 . FBFC International Technology License:

   In July 1992, the Company obtained a license from FBFC International, a Belgian company, (the "FBFC License") that allowed the Company to manufacture and sell its BIOGRAN product. The Company had agreed to pay FBFC a maximum aggregate royalty of $3,000,000, allocated evenly between each of two dental products. The Company paid FBFC a running royalty, and received credit against the maximum, of 12% on BIOGRAN net sales of FBFC-licensed products in the dental market.

   Also, as part of the license agreement, the Company assumed the payback provisions contained in a loan agreement between FBFC and the Flemish government for a noninterest-bearing loan payable in Belgian Francs. In 1993, the Company discounted the loan using a market rate of interest and recorded a liability and an expense for acquired technology. Imputed interest expense is recognized on the loan based on the loan repayment schedule. Payments on this loan are to be made annually through December 2003. These payments are in addition to the payment of royalties and are due to the Flemish government. Repayments under the loan and the payment of certain other fees, as defined, reduce the amount of the maximum royalty on a dollar for dollar basis.

                        ORTHOVITA, INC. AND SUBSIDIARIES

   During 1996, the Company decided not to commercialize one of the dental products licensed from FBFC and petitioned the Flemish government to exempt the Company from the debt assumed when the technology was licensed. In 1997, the Flemish government granted the Company an exemption of reimbursement of approximately $426,000 of long-term debt ($397,402, net of unamortized debt discount). The Company recorded an extraordinary gain of $397,402 in 1997 due to the extinguishment of this debt. By virtue of the Company's decision not to commercialize this product, the maximum aggregate royalty payments to be made by the Company were reduced from $3,000,000 to $1,500,000. The Company closed certain facilities in Belgium during 1997, and based on the terms of the debt, this closure gives the Flemish government the right to call the debt. Although the Flemish government has not exercised this right, the Company has classified the entire outstanding balance of $287,412 and $378,952, at December 31, 1998 and 1997, respectively, as a current liability.

   On May 1, 1996, a complaint was filed against the Company alleging the technology the Company licensed from FBFC infringed a patent held by another company. In accordance with the FBFC license, FBFC agreed to indemnify the Company for all reasonable damages and costs incurred by the Company arising out of or resulting from this action, for an amount not to exceed the maximum aggregate royalty payments associated with this technology. From 1996 to December 23, 1998, the Company charged to expense more than $1,500,000 of patent litigation legal fees and at December 23, 1998 approximately $1,024,000 was owed to FBFC based upon the royalty of 12% on Biogran net sales.

   On December 23, 1998, the Company and FBFC entered into a Release and Termination Agreement (the "Release") whereby, as a result of the patent defense costs exceeding the maximum earned royalty, FBFC agreed to reimburse the Company $474,580 which was included in Other Receivables at December 31, 1998 and collected in January 1999. In 1998, the Company recorded this amount as an offset to general and administrative expenses. The Release specified the Company had satisfied all of its royalty obligations under the FBFC License, and that FBFC will transfer all of its rights in the intellectual property, including the patents, to the Company.

7. University of Pennsylvania Technology License:

   The Company has exclusively licensed on a worldwide basis, from the University of Pennsylvania ("Penn"), certain intellectual property including patents relating to materials and techniques for improving orthopedic implants, bone grafting, and controlled drug release technologies. In consideration for the above and for certain expenses Penn incurred related to the intellectual property, the Company issued 41,705 shares in 1997 of common stock to Penn with a fair market value of $177,246. Penn is also entitled to a royalty on net sales, as defined, of products based on the Penn-licensed technologies. No royalties have been incurred since inception.

8. Bank Borrowings:

   The Company had a $750,000 line of credit arrangement with a bank which expired on June 30, 1997. The Company established a new $1 million line of credit arrangement with another bank in September 1997 and entered into a $400,000 term loan with the bank, (collectively the "Credit Facility"). The Credit Facility requires the Company to maintain certain financial covenants related to specified levels of cash, accounts receivable, and inventory and to maintain a restricted cash balance based on certain financial factors. Interest on the line of credit is payable at the prime rate plus 1.5% and the weighted average interest rate was 10% for the years ended December 31, 1998 and 1997. As of December 31, 1998, there was no outstanding balance under the line, and as of December 31, 1997, $692,000 was outstanding.

                        ORTHOVITA, INC. AND SUBSIDIARIES

   In connection with the Term Loan, the Company issued to the bank a warrant to purchase 5,000 shares of common stock at an exercise price of $4.25 per share. Based on the term and exercise price of the warrants, the Black-Scholes model determined a minimal value for the warrants. As of December 31, 1997, the outstanding principal balance on the Term Loan was $375,000, and the weighted average interest rate on the Term Loan was 9.50% for the year ended December 31, 1998 and 1997. The Term Loan was repaid in full on August 31, 1998.

9. Long-Term Debt:

   In 1997, the Company secured a $1,200,000 capital asset financing arrangement with a lending institution. The term of each individual lease is 42 months and interest is approximately 10.85%. The leases are secured by the underlying capital assets. Prior to the expiration of the financing arrangement in December 1998, the Company secured an additional $1,500,000 capital financing arrangement with the same lending institution. The term of each individual lease is 42 months and interest is approximately 9.4%. The leases are secured by the underlying capital assets.

                                                           December 31
                                                      ----------------------
                                                         1998        1997
                                                      ----------  ----------
      Payable for acquired technology net of
       unamortized discount of $20,967 in 1997 (see
       Note 6)....................................... $  287,412  $  378,952
      Term loan to a bank (Note 8)...................        --      375,000
      Capital lease obligations......................    970,801     770,024
                                                      ----------  ----------
                                                       1,258,213   1,523,976
      Less-- current portion.........................   (649,651)   (690,985)
                                                      ----------  ----------
                                                      $  608,562  $  832,991
                                                      ==========  ==========

   Long-term debt maturities as of December 31, 1998 are as follows:

      1999........................................................... $  649,651
      2000...........................................................    393,466
      2001...........................................................    206,965
      2002...........................................................      8,131
                                                                      ----------
                                                                      $1,258,213
                                                                      ==========

10. Profit Sharing Plan:

   The Company has a Section 401(k) plan for all qualified employees, as defined. Company contributions were $65,860 and $29,301 for the years ended December 31, 1998 and 1997, respectively.

11. Redeemable Convertible Preferred Stock and Shareholder's Equity (Defict):

   As of December 31, 1997, the Company had 5,000,000 authorized shares of $.01 par value preferred stock of which 606,060, 1,038,005 and 1,882,353 were designated issued and outstanding as Class A Convertible Preferred stock ("Class A Preferred"), Class B Convertible Preferred stock ("Class B Preferred") and Redeemable Class C Convertible Preferred stock ("Class C Preferred"), respectively.

   On June 25, 1998, in connection with the Company's Initial Public Offering (the "Offering"), the Company exercised its right to cause the conversion into common stock of all, but not less than all, the Class A Preferred and Class B Preferred then issued. The holders of the Class C Preferred agreed to convert their shares into common stock upon the consummation of the Offering.

                        ORTHOVITA, INC. AND SUBSIDIARIES

 Common Stock

   On June 25, 1998, the Company completed the Offering of its common shares on the Brussels-based EASDAQ stock exchange. The issue raised net proceeds of approximately $13.8 million from the sale of 1.5 million shares of common stock at $10.50 per share. In July 1998, in connection with the Offering, the Company sold 300,000 additional shares of common stock at $10.50 per share as the underwriters exercised their over-allotment option, raising net proceeds of approximately $2.9 million.

   On June 9, 1998, the Company entered into a series of agreements with Howmedica, Inc. (the "Howmedica Agreements") pursuant to which Howmedica obtained exclusive worldwide marketing, sales and distribution rights for ORTHOCOMP in joint implant procedures. In connection with the Howmedica Agreements, the Company sold 370,392 shares of common stock to Howmedica, Inc., for $3.5 million. Under the Howmedica Agreements, the Company may earn payments of up to an aggregate of $4,500,000 if various milestones are reached during the anticipated four to five-year development and approval process for this indication. Upon receipt of regulatory approvals, Howmedica will be required to make annual minimum purchases of ORTHOCOMP from the Company for a six-year period. Howmedica may obtain exclusive manufacturing rights from the Company upon a one-time payment of $7,000,000 and will be required to pay royalties on future sales. Howmedica had an option until December 9, 1998 to acquire worldwide distribution rights for screw augmentation and vertebroplasty, subject to agreement between the two parties on minimum purchase quantities; however, Howmedica did not exercise this option. Additionally, Howmedica has certain rights of first negotiation and refusal for orthopaedic applications of other Company technologies.

   In 1997, the Company sold 533,685 shares of common stock for $4.25 per share, raising net proceeds of $2,255,694.

 Stock Options

   The Company has stock option plans that provide for both incentive and nonqualified stock options to be granted to key employees, consultants and advisors. Options must have exercise prices equal to or greater than the fair market value of the common stock on the date of grant. The options remain exercisable for a maximum period of ten years. As of December 31, 1998, there were 290,206 options available for grant under the plans and 694,994 exercisable options outstanding with a weighted average exercise price of $3.30 per share. For these outstanding options, the weighted average exercise price per share is $3.68 with a weighted average remaining contractual life of approximately eight and one-half years. Summary stock option information is as follows:

                                               Number    Price Range Aggregate
                                              ---------  ----------- ----------
      Outstanding, December 31, 1995.........   445,744  $ 1.00-4.25 $  832,512
        Granted..............................   240,900    2.75-4.25    881,425
        Canceled.............................   (50,500)   1.00-4.25    (55,250)
                                              ---------  ----------- ----------
      Outstanding, December 31, 1996.........   636,144    1.00-4.25  1,658,687
        Granted..............................   460,000         4.25  1,955,000
        Canceled.............................   (17,000)   3.50-4.25    (64,000)
                                              ---------  ----------- ----------
      Outstanding, December 31, 1997......... 1,079,144    1.00-4.25  3,549,687
        Granted..............................   232,050   4.25-11.63  1,130,423
        Exercised............................  (227,000)   1.00-4.25   (651,500)
        Canceled.............................  (101,400)   1.00-4.25   (404,950)
                                              ---------  ----------- ----------
      Outstanding, December 31, 1998.........   982,794  $1.00-11.63 $3,623,660
                                              =========  =========== ==========

                        ORTHOVITA, INC. AND SUBSIDIARIES

   In 1997, the exercise period for vested options to purchase 66,000 shares of common stock held by three former employees were extended beyond the normal 90 days following termination of employment. For accounting purposes, this created a new measurement date for the options, and therefore, the Company charged to expense $211,000 related to the differences between the exercise prices of these options and the fair value of the Company's common stock at the dates the extensions were granted. Such amount is included in issuances of common stock options for services on the Statement of Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit). During 1998, the Company issued to an employee 500 stock options with an exercise price lower than the stock market value on the date of issuance. A charge of $3,438 was recorded to compensation expense.

   The Company applies Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and the related interpretations in accounting for its stock option plans. Under APB 25, compensation cost related to stock options is computed based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company's common stock. Under SFAS No. 123, "Accounting for Stock-Based Compensation," compensation cost related to stock options is computed based on the value of the stock option at the date of grant using an option valuation methodology, typically the Black-Scholes model. SFAS No. 123 can be applied either by recording the Black-Scholes model value of the options or by continuing to record the APB 25 value and by disclosing SFAS No. 123 information on a pro forma basis. The disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation," has been applied by the Company. Had compensation cost for the Company's common stock option plan been determined under SFAS No. 123, the Company's net loss and net loss per common share would have been adjusted to the following pro forma amounts:

                                               Year Ended December 31
                                          ----------------------------------
                                             1998        1997        1996
                                          ----------  ----------  ----------
      Net loss applicable to common
       shareholders:
        As reported...................... $6,092,001  $8,092,434  $6,439,953
        Pro forma........................  6,677,576   8,499,187   6,519,456
      Net loss per common share:
        As reported......................       (.73)      (1.60)      (1.60)
        Pro forma........................       (.80)      (1.69)      (1.62)

   The weighted average fair value of the options granted during 1998 is estimated as $2.64 per share on the date of grant, using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, volatility of 50%, risk-free interest rate of approximately 5%, and an expected life of six years. The weighted average fair value of the options granted during 1997 and 1996 is estimated as $1.46 and $1.14 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, volatility of zero, risk-free interest rate at 7.0% and 6.12% during 1997 and 1996, respectively, and an expected life of six years. The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases.

 Employee Stock Purchase Plan

   During November 1998, the Company established an Employee Stock Purchase Plan (the "ESPP") to provide eligible employees an opportunity to purchase common stock of the Company. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the last trading price of common stock on the EASDAQ Exchange on the last day of each calendar quarter. The amount that may be offered pursuant to the ESPP is 300,000 common shares. No shares were purchased under the ESPP during 1998.

                        ORTHOVITA, INC. AND SUBSIDIARIES

12. Net Product Revenue:

   In September 1998, the Company issued a voluntary product notice for certain lot numbers of BIOGRAN packaged in glass syringes. As of December 31, 1998, substantially all recalled product had been replaced.

   Prior to April 28, 1998, the Company generally marketed BIOGRAN through internal direct sales efforts in the U.S. On April 28, 1998, the Company signed an agreement with Implant Innovations Inc. ("3i") pursuant to which 3i obtained the global distribution rights for BIOGRAN and ORTHOCOMP for the dental implant surgery market. The arrangement provides for 3i to purchase, and for the Company to supply, specified minimum monthly amounts of BIOGRAN in 1998 for the dental market. For the years 2000 through 2003, inclusively, 3i also has minimum purchase requirements of $2.4 million per year. The agreement may be terminated if 3i fails to purchase more than $600,000 in a given calendar quarter after 1999.

   For 1999, 3i had no minimum purchase requirements; however, the Company reached an understanding with 3i to defer all of the fourth quarter 1998 contract purchase minimums until 1999. After 3i has fulfilled, in 1999, its fourth quarter 1998 contract purchase minimums of $800,000 there may be a period in 1999 during which the Company may not have any BIOGRAN product sales to 3i. Additional 1999 BIOGRAN product sales to 3i will be dependent upon 3i's ability to successfully market the product. The global distribution agreement with 3i provides for a sales price from the Company to 3i equal to 50% of 3i's average sales price to its customers in the previous quarter.

   In 1998, 3i accounted for 50.0% of the Company's product revenue. No customer accounted for more than 10% of the Company's product revenue in 1997 or 1996.

13. Income Taxes:

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company's financial statements or tax returns.

   The components of income taxes are as follows:

                                                Year Ended December 31
                                          -------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
   Current............................... $       --   $       --   $       --
   Deferred..............................  (2,015,603)  (2,428,881)  (2,198,880)
                                          -----------  -----------  -----------
                                           (2,015,603)  (2,428,881)  (2,198,880)
   Valuation allowance...................   2,015,603    2,428,881    2,198,880
                                          -----------  -----------  -----------
                                          $       --   $       --   $       --
                                          ===========  ===========  ===========

   The difference between the Company's federal statutory income tax rate and its effective income tax rate is primarily due to state income taxes and the valuation allowance.

                        ORTHOVITA, INC. AND SUBSIDIARIES

   Components of the Company's deferred tax asset as of December 31, 1998 and 1997 are as follows:

                                                            December 31
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
   Deferred tax assets:
     Net operating loss carryforwards...............  $ 6,418,700  $ 4,404,854
     Accrued expenses not currently deductible......      179,087      582,078
     Research, patent and organizational costs
      capitalized for tax purposes..................    2,232,784    1,892,226
                                                      -----------  -----------
                                                        8,830,571    6,879,158
   Valuation allowance..............................   (8,830,571)  (6,879,158)
                                                      -----------  -----------
   Net deferred tax asset...........................  $       --   $       --
                                                      ===========  ===========

   SFAS No. 109 requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance against the asset. A valuation allowance has been established against all of the Company's deferred tax assets since the realization of the deferred tax asset is not assured given the Company's history of operating losses. The Company's deferred tax asset includes the cumulative temporary difference related to certain research, patent and organizational costs, which have been charged to expense in the accompanying Statements of Operations but have been recorded as assets for the Company's federal tax returns. These tax assets are amortized over periods generally ranging from 5 to 20 years for federal tax purposes.

   As of December 31, 1998, the Company had approximately $18,614,000 of federal net operating loss carryforwards, which begin to expire in 2008. The Company's annual utilization of its net operating loss carryforwards will be limited pursuant to the Tax Reform Act of 1986, since a cumulative change in ownership over a three-year period of more than 50% occurred as a result of the cumulative issuance of the Company's common stock and common stock equivalents. The Company believes, however, that such limitation may not have a material impact on the ultimate utilization of its carryforwards.

   The federal net operating loss carryforwards are scheduled to expire approximately as follows:

            2008............................. $     7,729
            2009.............................     490,568
            2010.............................   2,976,405
            2011.............................   4,641,992
            2012.............................   4,574,052
            2013.............................   5,923,077
                                              -----------
                                              $18,613,823
                                              ===========

                        ORTHOVITA, INC. AND SUBSIDIARIES

14. Commitments and Contingencies:

   The Company leases office space and equipment under noncancelable operating leases. For the years ended December 31, 1998, 1997 and 1996, lease expense was $212,948, $164,384, $149,926, respectively. At December 31, 1998, future minimum rental payments under operating leases are as follows:

            1999................................  $216,562
            2000................................   205,938
            2001................................   101,966
            2002................................       --
                                                  --------
                                                  $524,466
                                                  ========

   At December 1998, the Company has reserved $303,923 for its commitment under an employment and severance agreement.

15. Litigation:

   In July 1992, the Company obtained a license from FBFC (the "FBFC License") that allowed the Company to manufacture and sell its BIOGRAN product. In May 1996, the University of Florida Research Foundation, Inc., U.S. Biomaterials Corporation and Block Drug Corporation (the "Plaintiffs") filed a complaint in the U.S. District Court for the Northern District of Florida against the Company, a distributor of the Company's BIOGRAN product and the Company's Chairman (the "BIOGRAN Matter"). This action charged the defendants with infringement of U.S. Patent No. 4,851,046, said to be assigned to the University of Florida Research Foundation and said to be exclusively licensed to U.S. Biomaterials Corporation. This action also included complaints alleging false representation, unfair competition, false advertising and trade disparagement under Federal and Florida state laws. In April 1998, the court granted the Company's summary judgment motion stating that the Company's BIOGRAN product does not infringe this patent. The complaints alleging false representation, unfair competition, false advertising and trade disparagement were settled with the Plaintiffs in September 1998. During September 1998, the Plaintiffs requested an appeal to the Court's summary judgment with respect to the patent infringement claim. In response, the Company filed a counterclaim alleging inequitable conduct. For the years ended December 31, 1997 and 1996, the Company recorded approximately $1.7 million and $759,000 of expenses related to its defense of the BIOGRAN Matter, respectively. In 1998, the Company recorded $900,000 as an offset to general and administrative expense relating to insurance proceeds and reimbursement from FBFC related to the BIOGRAN Matter. As of December 31, 1998, the Company has a reserve of $472,492 for the estimated future cost of defending this litigation.

   In accordance with the FBFC License, FBFC agreed to indemnify the Company for all reasonable damages and costs incurred by the Company arising out of or resulting from this action, for an amount not to exceed the maximum aggregate royalty payments associated with this technology. Since 1996, the Company has recorded patent litigation legal fees in excess of $1.5 million and, based upon the royalty of 12% of net sales, approximately $1,024,000 was due to FBFC. On December 23, 1998, the Company and FBFC entered into a Release and Termination Agreement (the "Release") whereby, FBFC agreed to reimburse the Company $474,580 for patent defense costs that exceeded the maximum earned royalty. This payment was received in January 1999. The Release specified the Company had satisfied all of its royalty obligations under the FBFC License, and that FBFC will transfer all of its rights in the intellectual property, including the patents, to the Company.

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Amended and Restated Articles of Incorporation of the Company.**
  3.2    Amended and Restated Bylaws of the Company.**
         Class C Convertible Preferred Stock and Warrant Purchase Agreement
 10.1    dated as of April 11, 1997.*
 10.2    Class A Holder Agreement dated as of April 11, 1997.*
 10.3    Note and Warrant Holder Agreement dated as of April 11, 1997.*
 10.4    Registration Rights Agreement dated as of April 11, 1997.*
 10.5    License Agreement dated as of September 1, 1993 between the Company and the Trustees of the University of Pennsylvania.*
 10.6    Amendment A to the License Agreement between Orthovita, Inc. and the
         Trustees of the University of Pennsylvania dated February 27, 1997.*
 10.7    Employment Agreement dated as of December 31, 1996 between the Company and David S. Joseph.*
         Employment Agreement dated as of July 1, 1997 between the Company and
 10.8    Dr. Erik Erbe.*
 10.9    Form of Warrant dated as of April 11, 1997 issued by the Company.*
 10.10   Form of Warrant dated as of April 11, 1997 issued by the Company.*
 10.11   Form of Warrant dated as of April 11, 1997 issued by the Company.*
 10.12   Form of Warrant dated as of April 11, 1997 issued by the Company.*
 10.13   Form of Warrant dated as of April 11, 1997 issued by the Company.*
 10.14   Amended and Restated 1993 Stock Option Plan.**
 10.15   Amended and Restated 1997 Equity Compensation Plan.**
 10.16   Line of Credit, Term Loan and Security Agreement dated as of September
         19, 1997 between the Company and Progress Bank.*
 10.17   First Amendment to Line of Credit, Term Loan and Security Agreement
         dated August 31, 1998 between the Company and Progress Bank.+
 10.18   Master Equipment Lease Agreement dated as of July 11, 1997 between the
         Company and Finova Technology Finance, Inc.*
 10.19   Amended and Restated Employee Stock Purchase Plan.**
 10.20@  Global Distribution Agreement dated as of April 29, 1998 between the
         Company and Implant Innovations, Inc.**
 10.21@  License and Development Agreement dated as of June 9, 1998 between the
         Company and Howmedica, Inc.**
 10.22@  Supply Agreement dated as of June 9, 1998 between the Company and
         Howmedica, Inc.**
 10.23   Stock Purchase Agreement dated as of June 9, 1998 between the Company and Howmedica, Inc.**
 10.24   Biomedical Materials Agreement dated as of July 29, 1992 between the
         Company and FBFC, International.**
 23.1    Consent of Arthur Andersen LLP.+
 24.1    Power of Attorney (included in the signature page).
 27.1    Financial Data Schedule.+

--------
 + Filed herewith.
 * Filed as an Exhibit to the Company's Registration Statement on Form S-1 (333-51689) on May 1, 1998 and incorporated herein by reference.
** Filed as an Exhibit to the Company's Registration Statement on Form S-1/A
   (335-51689) on June 15, 1998 and incorporated herein by reference.
@  Confidential Treatment Requested.