Form 10-Q
period 1999-03-31
ORTHOVITA INC
filed 1999-05-05
CIK 913756

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _______ to ________.

Commission File Number 0-24517.
                       --------

                                ORTHOVITA, INC.
                             --------------------
            (Exact Name of Registrant as Specified in its Charter)


          Pennsylvania                                      23-2694857
--------------------------------------------    --------------------------------
(State Other Jurisdiction of Incorporation      (I.R.S. Employer Identification
          or Organization)                                 Number)

     45 Great Valley Parkway, Malvern, PA                     19355
--------------------------------------------         ------------------------
   (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code        (610) 640-1775
                                                     ------------------------

                                Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X   No ____
                                ---

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding as of March 31, 1999
-------------------------                    --------------------------------
Common Stock, par value $.01                           11,420,148 Shares


This Report Includes a Total of  17 Pages

                       ORTHOVITA, INC. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL                                                                  PAGE
 INFORMATION                                                                        NUMBER
               Item 1.   Financial Statements
                         Consolidated Balance Sheets - March 31, 1999 and            3
                         December 31, 1998

                         Consolidated Statements of Operations - Three               4
                         months ended March 31, 1999 and 1998

                         Consolidated Statements of Cash Flows - Three               5
                         months ended March 31, 1999 and 1998

                         Notes to Consolidated Financial Statements                  6 - 9

               Item 2.   Management's Discussion and Analysis of                     9 - 16
                         Financial Condition and Results of Operations
PART II - OTHER
INFORMATION


               Item 2.   Change in Securities and Use of Proceeds                    16

               Item 6.   Exhibits and Reports on Form 8-K                            16

                         Signatures                                                  17

                       ORTHOVITA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31, 1999           DECEMBER 31, 1998
                                                                      --------------           -----------------
                               ASSETS                                               (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                            $   1,522,442              $     842,064
 Short-term investments                                                  12,352,662                 14,513,744
 Trade accounts receivable, net of allowance
  of $85,671 and $90,726                                                    339,972                      8,468
 Other receivables                                                              ---                    635,188
 Inventories                                                                218,356                    329,251
 Other current assets                                                       776,080                    765,017
                                                                      -------------              -------------
    Total current assets                                                 15,209,512                 17,093,732
                                                                      -------------              -------------
PROPERTY AND EQUIPMENT, net                                               1,851,693                  1,709,506

OTHER ASSETS                                                                 96,971                     85,394
                                                                      -------------              -------------
                                                                      $  17,158,176              $  18,888,632
                                                                      =============              =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                                    $     261,262              $     287,412
 Current portion of long-term liabilities                                   129,201                    175,058
 Current portion of long-term capital lease obligations                     390,468                    362,239
 Accounts payable                                                           385,937                    381,144
 Accrued patent defense costs                                               400,450                    472,492
 Accrued compensation and related expenses                                  350,719                    342,453
 Other accrued expenses                                                     492,078                    601,832
                                                                      -------------              -------------
    Total current liabilities                                             2,410,115                  2,622,630
                                                                      -------------              -------------
LONG-TERM LIABILITIES:
 Capital lease obligations                                                  599,460                    608,562
 Other liabilities                                                          152,865                    128,865
                                                                      -------------              -------------
    Total long-term liabilities                                             752,325                    737,427
                                                                      -------------              -------------
COMMITMENTS AND CONTINGENCIES (Note 3)
SHAREHOLDERS' EQUITY:
 Common Stock, $.01 par value, 15,000,000 shares authorized,
  11,420,148 and 11,372,700 shares issued and outstanding                   114,201                    113,727

 Additional paid-in capital                                              42,464,925                 42,289,024
 Accumulated deficit                                                    (28,681,932)               (26,977,160)
 Accumulated other comprehensive income                                      98,542                    102,984
                                                                      -------------              -------------
    Total shareholders' equity                                           13,995,736                 15,528,575
                                                                      -------------              -------------
                                                                      $  17,158,176              $  18,888,632
                                                                      =============              =============

  The accompanying notes are an integral part of these financial statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          1999                    1998
                                                                          ----                    ----
                                                                                   (Unaudited)
NET REVENUES                                                           $   562,532             $   824,902
COST OF SALES                                                              134,193                 213,505
                                                                       -----------             -----------
   Gross profit                                                            428,339                 611,397
                                                                       -----------             -----------
OPERATING EXPENSES:
  General and administrative                                               758,093                 590,305
  Selling and marketing                                                    439,543                 939,219
  Research and development                                               1,135,797                 504,254
                                                                       -----------             -----------
   Total operating expenses                                              2,333,433               2,033,778
                                                                       -----------             -----------
     Operating loss                                                     (1,905,094)             (1,422,381)
INTEREST EXPENSE                                                           (28,013)                (65,751)
INTEREST INCOME                                                            228,335                  20,081
FOREIGN CURRENCY ADJUSTMENT                                                    ---                 (45,211)
                                                                       -----------             -----------
NET LOSS                                                                (1,704,772)             (1,513,262)
ACCRETION OF REDEMPTION PREMIUM ON
 PREFERRED STOCK                                                                --                (201,195)
                                                                       -----------             -----------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                             $(1,704,772)            $(1,714,457)
                                                                       ===========             ===========

NET LOSS PER COMMON SHARE                                              $      (.15)            $      (.33)
                                                                       ===========             ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                                            11,391,288               5,186,222
                                                                       ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                   1999                 1998
                                                                                   ----                 ----
OPERATING ACTIVITIES:                                                                     (Unaudited)
Net loss                                                                           $(1,704,772)         $(1,513,262)
Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation                                                                         138,330               98,189
  Imputed interest                                                                         ---                1,013
  Services provided for common stock and common stock options                            4,750                  ---
  (Increase) decrease in -
    Accounts receivable                                                               (331,504)              48,277
    Notes and other receivables                                                        635,188                  ---
    Inventories                                                                        110,895               24,843
    Other current assets                                                               (11,063)             (25,375)
    Other assets                                                                       (11,577)                 ---
  Increase (decrease) in -
    Other liabilities                                                                  (21,857)                 ---
    Accounts payable                                                                  (104,961)             203,969
    Accrued patent defense costs                                                       (72,042)            (368,233)
    Accrued compensation and related expenses                                            8,266              103,077
                                                                                   -----------          -----------
      Net cash used in operating activities                                         (1,360,347)          (1,427,502)
                                                                                   -----------          -----------
INVESTING ACTIVITIES:
  Purchases of investments                                                          (5,225,742)                 ---
  Proceeds from sale of investments                                                  7,362,148                  ---
  Purchase of property and equipment                                                  (171,730)             (73,189)
                                                                                   -----------          -----------
     Net cash provided by (used in) investing activities                             1,964,676              (73,189)
                                                                                   -----------          -----------
FINANCING ACTIVITIES:
  Repayments of debt                                                                   (26,150)             (34,119)
  Repayments of capital lease obligations                                              (89,660)                 ---
  Proceeds from exercise of common stock options and warrants                          170,075                  ---
  Proceeds from Employee Stock Purchase Plan                                             1,550                  ---
                                                                                   -----------          -----------
      Net cash provided by (used in) financing activities                               55,815              (34,119)
                                                                                   -----------          -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            20,234
                                                                                                             30,374
                                                                                   -----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   680,378           (1,504,436)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         842,064            2,257,902
                                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 1,522,442          $   753,466
                                                                                   ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Orthovita, Inc. (the "Company") is a Pennsylvania corporation, which began operations in November 1993. The Company develops, manufactures and markets bone substitutes including BIOGRAN(R), its first commercialized product that is a resorbable, granular biomaterial that biologically transforms to bone. ORTHOCOMP(TM) and ORTHOBONE(TM) Putty are two products the Company is developing based on the Company's non-resorbable resin cement composite platform. Orthovita is developing Orthocomp for a number of indications including joint implants, screw augmentation, vertebroplasty, oncology and craniofacial applications. Orthovita has entered into a worldwide distribution agreement for joint implant procedures with Howmedica, a subsidiary of Stryker Corp. and the PMMA market leader for joint implants, and intends to initiate pre-clinical studies for this indication during 1999. VITOSS(TM) Injectable and VITOSS(TM) Scaffold are two product candidates derived from the Company's fine particle synthesis or nanometer technology. Both products are currently in pre-clinical studies.

The Company is developing a broad platform of bone cements and bone substitutes focused on multiple segments of the international orthopaedics market. The Company is concentrating its internal efforts on advancing orthopaedic products with near-term commercial potential that are targeted to the specific needs of patients. Orthovita plans to commercialize its orthopaedic bone products through strategic distribution partnerships with market leaders or by building its own internal sales force. In addition, the Company is leveraging its large patent portfolio by out-licensing non-orthopaedic applications.

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, limited clinical trials, the uncertainty related to regulatory approvals, uncertainty of market acceptance, future Biogran sales, uncertainty related to third-party reimbursement, dependence on patents, trade secrets and proprietary rights, limited manufacturing experience, dependence on suppliers, competition, capital availability, uncertainty of technological change, dependence on key personnel and advisors, and product liability and the availability of adequate insurance.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., its Belgian branch operations, and its wholly owned subsidiaries. All material intercompany balances have been eliminated in consolidation.

Basis of Presentation

The consolidated interim financial statements of the Company are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC"), which includes financial statements as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Loss per share

The Company has presented net loss per common share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net loss per share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during each operating period presented. Diluted loss per share has not been presented since the impact on loss per share is anti-dilutive due to the Company's losses. Diluted loss per share is computed using the treasury stock method that assumes that the Company would use any proceeds it would received from the exercise of options and warrants to repurchase shares at their fair market value.

2. CASH, CASH EQUIVALENTS AND INVESTMENTS

As of March 31, 1999 cash, cash equivalents and investments at cost and fair market value consisted of the following:

                                                         Gross          Gross
                                                      Unrealized      Unrealized      Fair Market
                                     Original Cost       Gains           Losses          Value
                                     -------------       -----           ------          -----
Cash and cash equivalents             $ 1,522,442            --                --     $ 1,522,442
Short-term investments                 12,277,989     $  89,278        $  (14,605)     12,352,662
                                      -----------     ---------        __________     -----------
                                      $13,800,431     $  89,278        $  (14,605)    $13,875,104
                                      ===========     =========        ==========     ===========

The Company invests its excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investments are considered available-for-sale and accordingly unrealized gains and losses are included in accumulated other comprehensive income of stockholders' equity.

3. COMMITMENTS AND CONTINGENCIES

In July 1992, the Company obtained a license from FBFC (the "FBFC License") that allowed the Company to manufacture and sell its Biogran product. In May 1996, the University of Florida Research Foundation, Inc., U.S. Biomaterials Corporation and Block Drug Corporation (the "Plaintiffs") filed a complaint in the U.S. District Court for the Northern District of Florida against the Company, a distributor of the Company's Biogran product and the Company's Chairman (the "Biogran Matter"). This action charged the defendants with infringement of U.S. Patent No. 4,851,046, said to be assigned to the University of Florida Research Foundation and said to be exclusively licensed to U.S. Biomaterials Corporation. This action also included complaints alleging false representation, unfair competition, false advertising and trade disparagement under Federal and Florida State laws. In April 1998, the court granted the Company's summary judgment motion stating that the Company's Biogran product does not infringe this patent. The complaints alleging false representation, unfair competition, false advertising and trade disparagement were settled with the Plaintiffs in September 1998. During September 1998, the Plaintiffs requested an appeal to the Court's summary judgment with respect to the patent infringement claim. In response, the Company filed a counterclaim alleging inequitable conduct. As of March 31, 1999 and December 31, 1998, the Company had reserved $400,450 and $472,492, respectively, for the estimated future cost of defending this litigation.

In accordance with the FBFC License, FBFC agreed to indemnify the Company for all reasonable damages and costs incurred by the Company arising out of or resulting from this action, for an amount not to exceed the maximum aggregate royalty payments associated with this technology. Since 1996, the Company has recorded patent litigation legal fees in excess of the maximum aggregate royalty of $1.5 million and, based upon the royalty of 12% of net sales, a maximum earned royalty of approximately $1,024,000 was due to FBFC. On December 23, 1998, the Company and FBFC entered into a Release and Termination Agreement (the "Release") whereby, FBFC agreed to reimburse the Company $474,580 for patent defense costs that exceeded the maximum earned royalty. This payment was received in January 1999. The Release specified the Company had satisfied all of its royalty obligations under the FBFC License, and that FBFC will transfer all of its rights in the intellectual property, including the patents, to the Company.

4. STOCKHOLDERS' EQUITY

During the three months ended March 31,1999, stock options and warrants to purchase 47,100 shares of common stock were exercised raising $170,075. Additionally during the three months ended March 31, 1999, the Company issued stock options to purchase 149,750 shares of common stock at market values ranging from $4.00 to $6.60 per share to employees, consultants and advisors.

In 1998, the Company established an Employee Stock Purchase Plan (the "ESPP") to provide eligible employees an opportunity to purchase common stock of the Company. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the last trading price of common stock on the EASDAQ Exchange on the last day of each calendar quarter. The amount that may be offered pursuant to the ESPP is 300,000 common shares. During the first three months of 1999, 320 shares of common stock were issued under the ESPP raising $1,550.

5. NET PRODUCT REVENUE

Prior to April 28, 1998, the Company generally marketed Biogran through internal direct sales efforts in the U.S. On April 28, 1998, the Company signed an agreement with Implant Innovations Inc. ("3i") pursuant to which 3i obtained the global distribution rights for Biogran and Orthocomp for the dental implant surgery market. The arrangement provides for 3i to purchase, and for the Company to supply, specified minimum monthly amounts of Biogran in 1998 for the dental market. For the years 2000 through 2003, inclusively, 3i also has minimum purchase requirements of $2.4 million per year. Either party may terminate the agreement if 3i fails to purchase at least $600,000 in a given calendar quarter after 1999.

For 1999, 3i had no minimum purchase requirements; however, the Company reached an understanding with 3i to defer all of the fourth quarter 1998 contract purchase minimums of $815,000 until 1999. After 3i has fulfilled, in 1999, the deferred fourth quarter 1998 contract purchase minimums, there may be a period in 1999 of up to six months during which the Company may not have any Biogran product sales to 3i. Additional 1999 Biogran product sales to 3i will be dependent upon 3i's ability to successfully market the product. The global distribution agreement with 3i provides for a sales price for 1999 on such additional product sales from the Company to 3i equal to 45% of 3i's average sales price to its customers in the previous quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Orthovita, Inc. (the "Company") is a Pennsylvania corporation that began operations in November 1993. The Company develops, manufactures and markets bone substitutes including BIOGRAN(R), its first commercialized product that is a resorbable, granular biomaterial that biologically transforms to bone. ORTHOCOMP(TM) and ORTHOBONE(TM) Putty are two products the Company is developing based on the Company's non-resorbable resin cement composite platform. Orthovita is developing Orthocomp for a number of indications including joint implants, screw augmentation, vertebroplasty, oncology and craniofacial applications. Orthovita has entered into a worldwide distribution agreement for joint implant procedures with Howmedica, a subsidiary of Stryker Corp. and the PMMA market leader for joint implants, and intends to initiate pre-clinical studies for this indication during 1999. VITOSS(TM) Injectable and VITOSS(TM) Scaffold are two product candidates derived from the Company's fine particle synthesis or nanometer technology. Both products are currently in pre-clinical studies.

The Company is developing a broad platform of bone cements and bone substitutes focused on multiple segments of the international orthopaedics market. The Company is concentrating its internal efforts on advancing orthopaedic products with near-term commercial potential that are targeted to the specific needs of patients. Orthovita plans to commercialize its orthopaedic bone products through strategic distribution partnerships with market leaders or by building its own internal sales force. In addition, the Company is leveraging its large patent portfolio by out-licensing non-orthopaedic applications.

RECENT DEVELOPMENTS

During April 1999, the Company received clearance by the Comite Consultatif de Protection des Personnes dans la Recherche Biomedicale de Picardie in Amiens, France (the Ethics Committee of the Picardie Region) to commence its percutaneous vertebroplasty clinical investigations for Orthocomp in treating spinal compression fractures. In addition, also during April 1999, the Company was cleared by the Norwegian Board of Health to commence its screw augmentation clinical investigations for Orthocomp for treating long bone fractures. Orthocomp is an injectable, non-resorbable bone bonding cement that Orthovita is developing as a potential successor to PMMA, the cement most frequently used during orthopaedic surgery.

RESULTS OF OPERATIONS

This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

A summary of revenues and expenses for the three months ended March 31 is as follows:

                                                                                     % Change
                                                   1999               1998        1999 vs. 1998
                                                   ----               ----        -------------
Revenues                                      $   562,532        $   824,902           (32)%
Gross Profit                                      428,339            611,397           (30)
Gross Profit Percentage                                76%                74%            2
General and Administrative Expenses               758,093            590,305           (28)
Selling and Marketing Expenses                    439,543            939,219            53
Research and Development Expenses               1,135,797            504,254          (125)
Other (Income) Expense                           (200,322)            90,881           320
Net Loss                                       (1,704,772)        (1,513,262)          (13)

Revenues The decrease in revenues for the three months ended March 31, 1999 as compared to the corresponding 1998 period reflects a 1999 selling price calculated as 50% of 3i's retail sales price to its customers for the prior quarter, whereas the 1998 revenues reflect the Company's full selling price to its retail customers. The results reflect a 16% increase in unit volume sales of Biogran, or approximately 363 units, in 1999 as compared to 1998. The $262,370 decrease in revenues is completely offset by savings in Selling and Marketing Expenses of $499,676 relating to the reduction of the Biogran sales force.

Gross Profit The Company's gross profit margin percentage for the three months ended March 31, 1999 improved by 2% from the comparable period in 1998.

General and Administrative Expenses The increase in general and administrative expenses year-over-year is primarily a result of headcount additions and non-litigation legal fees.

Selling and Marketing Expenses Selling and marketing expenses decreased year-over-year as a result of the elimination of the direct dental sales force when the Company entered into its global distribution arrangement for Biogran with 3i.

Research and Development Expenses The increase from 1998 to 1999 in research and development expenses relates directly to the expanded development and pre-clinical activities in preparation for commencing clinical studies and for the regulatory filings of Orthocomp and Vitoss.

Other Income and Expenses Other income and expenses improved from net expense of $90,881 for the three months ended March 31,1998 to net income of $200,322 for the same period during 1999. The 320% improvement is a result of 1999 increased interest income from proceeds of the Company's initial public offering.

Net Loss As a result of the foregoing factors, the Company's net loss for the three months ended March 31, 1999 increased $191,510 from the same period a year ago.

Results of Operations Outlook

To date, the Company's sale of Biogran to 3i has exceeded the rate of product resale by 3i to its customers as the sales transition and training period with 3i has taken longer than expected due to sales force turnover and management changes within 3i. The Company reached an understanding with 3i during the fourth quarter of 1998 to defer all of the fourth quarter 1998 contract purchase minimums of $815,000 until 1999. After 3i has fulfilled, in 1999, its deferred fourth quarter 1998 contract purchase minimums, there may be a period in 1999 of up to six months during which the Company may not have any Biogran product sales to 3i. Additional 1999 Biogran product sales to 3i will be dependent upon 3i's ability to successfully market the product. The global distribution agreement with 3i provides for a sales price for 1999 on such additional product sales from the Company to 3i equal to 45% of 3i's average sales price to its customers in the previous quarter.

The Company expects to continue to have operating losses until such time as regulatory clearances for Orthocomp are obtained and the resultant revenue received from product sales exceed operating costs. The timing of such events is dependent upon a number of variables outside of the Company's control. The Company has had discussions with the United States Food and Drug Administration (the "FDA") regarding the regulatory approval pathway for Orthocomp as an augment to screw fixations in fracture repair. In those discussions, the Company withdrew its 510(k) submission for Orthocomp, because it was agreed that the FDA would instead first look at the results of clinical studies that the Company plans to start during the second quarter of 1999 in Europe. At such time as the clinical results are available, the FDA will then determine whether or not the request for marketing clearance of Orthocomp for this indication should be resubmitted under a 510(k) or submitted under a PMA application. If the FDA determines that the submission should be under a PMA, the Company will need to decide whether it chooses to commence the requisite clinical trials in the U.S., if at all. The Company currently believes such clinical results from its European studies will be available by the end of 1999. At that point in time, the Company also believes that it will be able to file for CE Mark approval of Orthocomp for this indication in Europe. The Company also expects to begin clinical trials both in Europe and the U.S. for the use of Orthocomp in spinal fractures due to osteoporosis in 1999.

The Company expects to continue to use cash and investments to fund operations. The Company believes that its cash and investments are adequate to fund its anticipated level of operations through the end of 2000. However, the Company's funding requirements may change due to numerous factors including, but not limited to, the decisions of regulatory authorities concerning the Company's marketing applications as they are filed from time to time, the results of the Company's clinical trials and other product development programs, the ability to meet clinical and commercial supply requirements, the expansion of development and manufacturing facilities, technological advances by the Company and by competitors and regulatory requirements. In addition, the Company's funding requirements may also be affected by any acquisitions or significant transactions with third parties.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31,1999 and December 31, 1998 were $13,875,104 and $15,355,808, respectively, representing 81% of total assets at both dates. Cash equivalents consist of highly liquid, short-term investments with an original maturity of three months or less.

The following is a summary of selected cash flow information for the quarter ended March 31:

                                                            1999               1998
                                                            ----               ----
Net cash used for operating activities                  $ (1,360,347)      $ (1,427,502)
Net cash provided by (used in) investing activities        1,964,676            (73,189)
Net cash provided by (used in) financing activities           55,815            (34,119)

Net cash used in operating activities

Operating Cash Inflows -

The principal source of the Company's current operating cash inflows has been derived from the sale of Biogran and interest income on short-term investments. Since May 1, 1998 the Company has sold Biogran exclusively through Implant Innovations Inc. ("3i"), a global distributor for the dental implant surgery market.

Operating Cash Inflows Outlook -

Prior to April 28, 1998, the Company generally marketed Biogran through internal direct sales efforts in the U.S. On April 28, 1998, the Company signed an agreement with 3i pursuant to which 3i obtained the global distribution rights for Biogran and Orthocomp for the dental implant surgery market. The arrangement provides for 3i to purchase, and for the Company to supply, specified minimum monthly amounts of Biogran in 1998 for the dental market. For the years 2000 through 2003, inclusively, 3i also has minimum purchase requirements of $2.4 million per year. Either party may terminate the agreement if 3i fails to purchase at least $600,000 in a given calendar quarter after 1999.

For 1999, 3i had no minimum purchase requirements; however, the Company reached an understanding with 3i to defer all of the fourth quarter 1998 contract purchase minimums of $815,000 until 1999. After 3i has fulfilled, in 1999, its fourth quarter 1998 contract purchase minimums, there may be a period of up to six months in 1999 during which the Company may not have any Biogran product sales to 3i. Additional 1999 Biogran product sales to 3i will be dependent upon 3i's ability to successfully market the product. The global distribution agreement with 3i provides for a sales price for 1999 on such additional product sales from the Company to 3i equal to 45% of 3i's average sales price to its customers in the previous quarter.

Operating Cash Outflows -

The Company's cash outflows were primarily used for development and pre-clinical activities in preparation for regulatory filings of Orthocomp and Vitoss. In addition, funds have been used for the further selling, marketing and distribution of Biogran and the continued expansion of the Company.

Operating Cash Outflows Outlook -

The Company expects cash outflows to continue to be driven by the expansion of the Company's product development efforts. The Company has had discussions with the United States Food and Drug Administration (the "FDA") regarding the regulatory approval pathway for Orthocomp as an augment to screw fixations in fracture repair. In those discussions, the Company withdrew its 510(k) submission for Orthocomp, because it was agreed that the FDA would instead first look at the results of clinical studies that the Company plans to start during the second quarter of 1999 in Europe. At such time as the clinical results are available, the FDA will then determine whether or not the request for marketing clearance of Orthocomp for this indication should be resubmitted under a 510(k) or submitted under a PMA application. If the FDA determines that the submission should be under a PMA, the Company will need to decide whether it chooses to commence the requisite clinical trials in the U.S., if at all. The Company currently believes such clinical results from its European studies will be available by the end of 1999. At that point in time, the Company also believes that it will be able to file for CE Mark approval of Orthocomp for this indication in Europe. The Company also expects to begin clinical trials both in Europe and the U.S. for the use of Orthocomp in spinal fractures due to osteoporosis in 1999.

Operating Cash Flow Requirements Outlook -

The Company expects its cash flow from operating activities to continue to be negative until such time, if any, as regulatory clearances for Orthocomp are obtained and revenue received from product sales exceeds funding of operating costs. The timing of such events is dependent upon a number of variables outside of the Company's control, as described above.

Net cash provided by (used in) investing activities

The Company has invested $171,730 and $73,189 for the three months ended March 31, 1999 and 1998, respectively, in the purchase of property and equipment for the expansion of its product development capabilities. In addition during the three months ended March 31, 1999, $2.1 million was provided from the net sale of investment quality marketable securities.

Investing Cash Outlook -

The Company expects that its use of cash for the purchase of property and equipment for the remainder of 1999 will be comparable to that of prior periods. The Company has a $1.5 million capital lease line for use as needed in 1999 to fund the expansion of its development and manufacturing facilities. The timing of such expansion is dependent upon a number of variables outside of the Company's control and include, but are not limited to, the timing of regulatory clearances for marketing of the Company's future products, the rate of market acceptance and growth of product sales, and the lead times required to bring additional manufacturing capacity on line.

Net cash provided by (used in) financing activities

During the first three months of 1999, stock options and warrants to purchase 47,100 shares of common stock were exercised resulting in proceeds of $170,075. In addition during the first three months of 1999, 320 shares of common stock were issued under the Company's Employee Stock Purchase Plan raising $1,550.

Funding Requirements Outlook

As described above, the Company expects to continue to use cash and investments to fund operations. The Company also expects to use cash for the expansion of property and equipment for additional manufacturing capacity. The Company believes that its cash and investments are adequate to fund its anticipated level of operations through the end of 2000. However, the Company's funding requirements may change due to numerous factors including, but not limited to, the decisions of regulatory authorities concerning the Company's marketing applications as they as filed from time to time, the results of the Company's clinical trials and other product development programs, the ability to meet clinical and commercial supply requirements, the expansion of development and manufacturing facilities, technological advances by the Company and by the competition, and regulatory requirements.

READINESS FOR THE YEAR 2000

The Year 2000 issue results from the writing of computer programs using two digits rather than four digits to define the applicable year. In other words, date-sensitive software may recognize a date using ''00'' as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions or engage in other normal business activities.

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

Pursuant to the Company's agreement with 3i, for the years 2000 through 2003, inclusively, 3i has minimum purchase requirements of $2.4 million per year; however, either party may terminate the agreement if 3i fails to purchase at least $600,000 in a given calendar quarter after 1999. If 3i or the Company were to terminate the agreement, the Company would need to establish a new marketing and distribution network, either through an internal sales force or through a distribution network, in order to sell Biogran. There are no assurances as to the successfulness of these, or other, alternatives. In addition, considerable expenditures may be required which could adversely effect operating results.

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

                                    PART II

ITEM 2:   CHANGE IN SECURITIES AND USE OF PROCEEDS

The Company's initial public offering was effected pursuant to a registration statement on Form S-1 declared effective by the Securities and Exchange Commission (the "SEC") on June 25, 1998. The offering commenced on June 25, 1998 and terminated after all securities were sold.

From June 25, 1998 through March 31, 1999, the Company has used the following amount of such net proceeds for the following categories enumerated by the SEC:


                                                                          Reasonable
                         Category                                       Estimated Amount
                         --------                                       ----------------
Additions to plant, property and equipment                                $    283,000
Repayment of indebtedness                                                    1,537,000
Operating expenses                                                           1,936,000
Investments                                                                  9,998,000
Investment spending for Research & Development                               1,208,000
Investment spending for Clinical Studies                                       503,000
Investment spending for Process Development and Manufacturing                1,235,000
                                                                          ____________
                 Total                                                    $ 16,700,000
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


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

None

(b)  Reports on Form 8-K:

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ORTHOVITA, INC.
                                             (Registrant)



May 4, 1999                             By:  /s/  David S. Joseph
                                             --------------------

                                                  David S. Joseph
                                                  President, Chief Executive
                                                  Officer and Director
                                                  (Principal executive officer)



                                             By:  /s/  Joseph M. Paiva
                                                  --------------------

                                             Joseph M. Paiva
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal financial and accounting
                                             officer)