Form 10-Q
period 1999-06-30
ORTHOVITA INC
filed 1999-08-13
CIK 913756

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended June 30, 1999.
                                               --------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period from _______ to ________.


Commission File Number 0-24517.
                       --------

                                ORTHOVITA, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                      Pennsylvania                                                 23-2694857
--------------------------------------------------------------       ---------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification Number)

          45 Great Valley Parkway, Malvern, PA                                    19355
----------------------------------------------------------        --------------------------------------
         (Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code                            (610) 640-1775
                                                                  --------------------------------------

                               Not Applicable
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X  No
                                  ---    ---

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding as of June 30, 1999
----------------------------                -------------------------------
Common Stock, par value $.01                       11,454,651 Shares


This Report Includes a Total of  17 Pages

                       ORTHOVITA, INC. AND SUBSIDIARIES

                                     INDEX

PART I -
FINANCIAL                                                                                PAGE
INFORMATION                                                                              NUMBER
                      Item 1.    Financial Statements
                                 Consolidated Balance Sheets--June 30, 1999 and          3
                                 December 31, 1998

                                 Consolidated Statements of Operations--Three and        4
                                 six months ended June 30, 1999 and 1998

                                 Consolidated Statements of Cash Flows--Three and        5
                                 six months ended June 30, 1999 and 1998

                                 Notes to Consolidated Financial Statements              6 - 9

                      Item 2.    Management's Discussion and Analysis of                 9 - 16
                                 Financial Condition and Results of Operations
PART II -
OTHER
INFORMATION
                      Item 6.    Exhibits and Reports on Form 8-K                        16

                                 Signatures                                              17

                       ORTHOVITA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30, 1999       DECEMBER 31, 1998
                                                                          -------------       -----------------
                                                                                      (Unaudited)
                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                $  1,677,463       $    842,064
 Short-term investments                                                     10,257,775         14,513,744
 Trade accounts receivable, net of allowance
   of $59,838 and $90,726                                                      215,008              8,468
 Other receivables                                                                  --            635,188
 Inventories                                                                   194,724            329,251
 Other current assets                                                          744,215            765,017
                                                                          ------------       ------------
    Total current assets                                                    13,089,185         17,093,732
                                                                          ------------       ------------
PROPERTY AND EQUIPMENT, net                                                  1,952,325          1,709,506

OTHER ASSETS                                                                    98,390             85,394
                                                                          ------------       ------------
                                                                          $ 15,139,900       $ 18,888,632
                                                                          ============       ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                                        $    250,942       $    287,412
 Current portion of long-term capital lease obligations                        438,652            362,239
 Accounts payable                                                              562,683            381,144
 Accrued patent defense costs                                                  267,218            472,492
 Accrued compensation and related expenses                                     561,786            517,511
 Other accrued expenses                                                        361,489            601,832
                                                                          ------------       ------------
    Total current liabilities                                                2,442,770          2,622,630
                                                                          ------------       ------------
LONG-TERM LIABILITIES:
 Capital lease obligations                                                     634,633            608,562
 Other liabilities                                                              30,000            128,865
                                                                          ------------       ------------
    Total long-term liabilities                                                664,633            737,427
                                                                          ------------       ------------
COMMITMENTS AND CONTINGENCIES (Note 3)
SHAREHOLDERS' EQUITY:
 Common Stock, $.01 par value, 15,000,000 shares authorized,
  11,454,651 and 11,372,700 shares issued and outstanding                      114,547            113,727
 Additional paid-in capital                                                 42,668,569         42,289,024
 Accumulated deficit                                                       (30,774,443)       (26,977,160)
 Accumulated other comprehensive income                                         23,824            102,984
                                                                          ------------       ------------
    Total shareholders' equity                                              12,032,497         15,528,575
                                                                          ------------       ------------
                                                                          $ 15,139,900       $ 18,888,632
                                                                          ============       ============

  The accompanying notes are an integral part of these financial statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                     1999                 1998                1999                  1998
                                                     ----                 ----                ----                  ----
                                                                               (Unaudited)
NET REVENUES                                     $   206,907          $ 1,112,292         $   769,439           $ 1,937,194
COST OF SALES                                         68,497              332,691             202,690               546,196
                                                 -----------          -----------         -----------           -----------
   Gross profit                                      138,410              779,601             566,749             1,390,998
                                                 -----------          -----------         -----------           -----------
OPERATING EXPENSES:
  General and administrative                         961,766              479,715           1,719,859             1,070,020
  Selling and marketing                              361,535              832,564             801,078             1,771,783
  Research and development                         1,035,333              693,420           2,171,130             1,197,674
                                                 -----------          -----------         -----------           -----------
  Total operating expenses                         2,358,634            2,005,699           4,692,067             4,039,477
                                                 -----------          -----------         -----------           -----------
     Operating loss                               (2,220,224)          (1,226,098)         (4,125,318)           (2,648,479)
INTEREST EXPENSE                                     (27,714)             (48,370)            (55,727)             (114,121)
INTEREST INCOME                                      155,427               15,417             383,762                35,498
FOREIGN CURRENCY ADJUSTMENT                               --               24,850                  --               (20,361)
                                                 -----------          -----------         -----------           -----------
NET LOSS                                          (2,092,511)          (1,234,201)         (3,797,283)           (2,747,463)
ACCRETION OF REDEMPTION PREMIUM ON
 PREFERRED STOCK                                          --              190,018                  --               391,213
                                                 -----------          -----------         -----------           -----------
NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                    $(2,092,511)         $(1,424,219)        $(3,797,283)          $(3,138,676)
                                                 ===========          ===========         ===========           ===========


NET LOSS PER COMMON SHARE                              $(.18)               $(.26)              $(.33)                $(.59)
                                                 ===========          ===========         ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               11,446,083            5,459,130          11,418,686             5,342,180
                                                 ===========          ===========         ===========           ===========



  The accompanying notes are an integral part of these financial statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                       1999             1998
                                                                                       ----             ----
OPERATING ACTIVITIES:                                                                       (Unaudited)
Net loss                                                                           $(3,797,283)    $(2,747,463)
Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation                                                                         291,842         205,896
  Services provided for common stock and common stock options                           94,927             --
  (Increase) decrease in -
    Accounts receivable                                                               (206,540)         55,729
    Notes and other receivables                                                        635,188        (344,225)
    Inventories                                                                        134,527            (220)
    Other current assets                                                                20,802           7,346
    Other assets                                                                       (12,996)             --
  Increase (decrease) in -
    Other liabilities                                                                 (339,208)        (69,190)
    Accounts payable                                                                   181,539          (7,229)
    Accrued patent defense costs                                                      (205,274)       (505,859)
    Accrued compensation and related expenses                                           44,275         109,919
                                                                                   -----------     -----------
      Net cash used in operating activities                                         (3,158,201)     (3,295,296)
                                                                                   -----------     -----------
INVESTING ACTIVITIES:
  Purchases of investments                                                          (8,689,247)             --
  Proceeds from sale of investments                                                 12,821,279              --
  Purchase of property and equipment                                                  (240,627)       (286,871)
                                                                                   -----------     -----------
     Net cash provided by (used in) investing activities                             3,891,405        (286,871)
                                                                                   -----------     -----------
FINANCING ACTIVITIES:
  Proceeds (Repayments) of debt                                                             --          26,223
  Repayments of capital lease obligations                                             (191,550)             --
  Proceeds from sale of Common Stock                                                        --      18,386,587
  Proceeds from exercise of common stock options and warrants                          282,056              --
  Proceeds from Employee Stock Purchase Plan                                             3,382              --
                                                                                   -----------     -----------
      Net cash provided by financing activities                                         93,888      18,412,810
                                                                                   -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                                         8,307        (205,739)
                                                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   835,399      14,624,904
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         842,064       2,257,902
                                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 1,677,463     $16,882,806
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

                       ORTHOVITA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Orthovita, Inc. (the "Company"), a Pennsylvania corporation, began operations in November 1993. The Company seeks to develop, manufacture and market orthopaedic products including bone substitutes based on novel materials and technologies. The Company has two broad technology platforms -- Orthocomp(TM) and Vitoss(TM) -- for developing bone substitutes, each providing the potential for multiple product opportunities. The Company's product development programs focus primarily on the spine, the fastest growing market in orthopaedics. In addition, the Company is developing complementary bone products to address a broad range of clinical needs in the trauma and joint implant fixation markets.

Within the Orthocomp platform the Company has three products under development -- Cortoss(TM) Injectable, Cortoss(TM) Putty and Cortoss(TM) Implants. Near-term, Orthovita plans to advance the development of its Cortoss Injectable products for a variety of indications, including conducting clinical trials of Cortoss Injectable for vertebroplasty and screw augmentation in Europe. The Company has a worldwide marketing, sales and distribution agreement for the co-development of Orthocomp(TM) for use in joint implant procedures with Howmedica, a subsidiary of Stryker Corp. -- the PMMA market leader for joint implants.

The Vitoss(TM) platform, Orthovita's other core technology, is being used to develop synthetic cancellous resorbable, calcium phosphate products used to correct non-weight bearing metaphyseal defects.

Outside the Company's core orthopaedic focus is BIOGRAN(R), its first commercialized product that is a resorbable, granular biomaterial that biologically transforms to bone and is used in the dental market and which is sold through a global distribution arrangement with Implant Innovations, Inc.

The Company's future results of operations involve a number of risks and uncertainties. The Company currently has negative cash flow from operations and has depended primarily upon equity fund raising and sales of Biogran to maintain operations. The Company's ability to raise money through the sale of additional equity in the Company, as well as the price at which such equity may be sold, is difficult to predict. There can be no assurances that future fund raising, if any, will be successful. Other factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, limited clinical trials, the uncertainty related to regulatory approvals, uncertainty of market acceptance, future Biogran sales, uncertainty related to third-party reimbursement, dependence on patents, trade secrets and proprietary rights, limited manufacturing experience, dependence on suppliers, competition, capital availability, uncertainty of technological change, dependence on key personnel and advisors, and product liability and the availability of adequate insurance.

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

2.  CASH, CASH EQUIVALENTS AND INVESTMENTS

As of June 30, 1999 cash, cash equivalents and investments at cost and fair market value consisted of the following:

                                                           Gross               Gross
                                                        Unrealized           Unrealized         Fair Market
                                   Original Cost           Gains               Losses               Value
                                 ----------------       ----------           ----------         -----------

Cash and cash equivalents             $ 1,677,463                 --                --           $ 1,677,463
Short-term investments                 10,282,362            $37,742           $(62,329)          10,257,775
                                      -----------          ---------           --------          -----------
                                      $11,959,825            $37,742           $(62,329)         $11,935,238
                                      ===========          =========           ========          ===========

The Company invests its cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investments are considered available-for-sale and accordingly unrealized gains and losses are included in accumulated other comprehensive income of shareholders' equity.

3.  COMMITMENTS AND CONTINGENCIES

The Company's board of directors has approved a program to repurchase up to $1,000,000 worth of its common stock in open market transactions. The program is subject to specific market conditions and other factors, on the EASDAQ exchange or in negotiated transactions. As of June 30, 1999 the Company had not repurchased any of its common stock.

In July 1992, the Company obtained a license from FBFC (the "FBFC License") that allowed the Company to manufacture and sell its Biogran product. In May 1996, the University of Florida Research Foundation, Inc., U.S. Biomaterials Corporation and Block Drug Corporation (the "Plaintiffs") filed a complaint in the U.S. District Court for the Northern District of Florida against the Company, a distributor of the Company's Biogran product and the Company's Chairman (the "Biogran Matter"). This action charged the defendants with infringement of U.S. Patent No. 4,851,046, said to be assigned to the University of Florida Research Foundation and said to be exclusively licensed to U.S. Biomaterials Corporation. This action also included complaints alleging false representation, unfair competition, false advertising and trade disparagement under Federal and Florida State laws. In April 1998, the court granted the Company's summary judgment motion stating that the Company's Biogran product does not infringe this patent. The complaints alleging false representation, unfair competition, false advertising and trade disparagement were settled with the Plaintiffs in September 1998. During September 1998, the Plaintiffs requested an appeal to the Court's summary judgment with respect to the patent infringement claim. In response, the Company filed a counterclaim alleging inequitable conduct. As of June 30, 1999 and December 31, 1998, the Company had reserved $267,218 and $472,492, respectively, for the estimated future cost of defending this litigation.

In accordance with the FBFC License, FBFC agreed to indemnify the Company for all reasonable damages and costs incurred by the Company arising out of or resulting from this action, for an amount not to exceed the maximum aggregate royalty payments associated with this technology of $1.5 million. Since 1996, the Company has recorded patent litigation legal fees in excess of the $1.5 million. Additionally, based upon the royalty of 12% of net sales, a maximum earned royalty of approximately $1,024,000 was due FBFC. On December 23, 1998, the Company and FBFC entered into a Release and Termination Agreement (the "Release") whereby, FBFC agreed to reimburse the Company $474,580 for patent defense costs net of the $1,024,000 due FBFC. The Release specified the Company had satisfied all of its royalty obligations under the FBFC License, and that FBFC will transfer all of its rights in the intellectual property, including the patents, to the Company.

4.  SHAREHOLDERS' EQUITY

During the three and six months ended June 30, 1999, stock options and warrants to purchase 34,072 and 81,172 shares of common stock were exercised for proceeds of $111,981 and $282,056, respectively. Additionally during the three months ended June 30, 1999, the Company issued stock options to purchase 316,250 shares of common stock at market values ranging from $5.00 to $6.25 per share to employees, consultants and advisors. During May 1999 pursuant to the Company's 1997 Equity Compensation Plan, non-employee directors of the Company were each granted 2,500 stock options at $5.11 per share which was the fair market value on date of grant. For the six months ended June 30, 1999, the Company issued stock options to purchase 466,000 shares of common stock at market values ranging from $4.00 to $6.60.

5.  NET PRODUCT REVENUE

Prior to April 28, 1998, the Company generally marketed Biogran through internal direct sales efforts in the U.S. On April 28, 1998, the Company signed an agreement with Implant Innovations Inc. ("3i") pursuant to which 3i obtained the global distribution rights for Biogran and Orthocomp for the dental implant surgery market. The arrangement provides for 3i to pay the Company 50% of their Biogran average selling price through December 31, 1999, 45% for the year 2000 and 40% for the years 2001 through 2003. In 1998 and for the years 2000 through 2003, inclusively, 3i has minimum purchase requirements of $2.4 million per year. Either party may terminate the agreement if 3i fails to purchase at least $600,000 in a given calendar quarter after 1999.

For 1999, 3i had no minimum purchase requirements; however, the Company reached an understanding with 3i to defer all of the fourth quarter 1998 contract purchase minimums of $815,000 until 1999. During the first year of the agreement between the Company and 3i, 3i purchased at a rate significantly higher than its subsequent re-sale rate to its customers; therefore, the Company does not expect any sales to 3i during the third quarter of 1999 and there may be a period of up to six months during 1999 when 3i does not purchase any Biogran.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Orthovita, Inc. (the "Company"), a Pennsylvania corporation, began operations in November 1993. The Company seeks to develop, manufacture and market orthopaedic products including bone substitutes based on novel materials and technologies. The Company has two broad technology platforms -- Orthocomp(TM) and Vitoss(TM) -- for developing bone substitutes, each providing the potential for multiple product opportunities. The Company's product development programs focus primarily on the spine, the fastest growing market in orthopaedics. In addition, the Company is developing complementary bone products to address a broad range of clinical needs in the trauma and joint implant fixation markets.

Within the Orthocomp platform the Company has three products under development -- Cortoss(TM) Injectable, Cortoss(TM) Putty and Cortoss(TM) Implants. Near-term, Orthovita plans to advance the development of its Cortoss Injectable products for a variety of indications, including conducting clinical trials of Cortoss Injectable for vertebroplasty and screw augmentation in Europe. The Company has a worldwide marketing, sales and distribution agreement for the co-development of Orthocomp(TM) for use in joint implant procedures with Howmedica, a subsidiary of Stryker Corp. -- the PMMA market leader for joint implants.

The Vitoss(TM) platform, Orthovita's other core technology, is being used to develop synthetic cancellous resorbable, calcium phosphate products used to correct non-weight bearing metaphyseal defects.

Outside the Company's core orthopaedic focus is BIOGRAN(R), its first commercialized product that is a resorbable, granular biomaterial that biologically transforms to bone and is used in the dental market and which is sold through a global distribution arrangement with Implant Innovations, Inc.

CERTAIN RISKS RELATED TO ORTHOVITA'S BUSINESS

In addition to historical facts or statements of current condition, this report contains certain forward-looking and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events. These may include statements regarding anticipated progress in research and development programs, prospects for regulatory approval, manufacturing capabilities, market prospects for products, sales and earnings projections and other statements regarding matters that are not historical facts. The Company's performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the medical device industry as well as more specific risks and uncertainties such as those set forth below and in our reports to the SEC on Form 10-K. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect.

Overview

The following factors could limit the Company's success:

 .  Inability to raise adequate funds to sustain the Company's research and development efforts;
 .  Uncertainty related to regulatory clearances for the various products;
 .  Uncertainty of market acceptance of the products and the ability of our sales and marketing efforts to inform the market of our products;
 .  Uncertainty regarding the size of any potential market for each product;
 .  The occurrence of any side effects or adverse reactions from our products during clinical trials;
 . Uncertainty regarding the availability and level of third-party reimbursement for our products, including the Federal, state and foreign government agencies;
 .  Dependence on patents, trade secrets and proprietary rights;
 .  Limited manufacturing experience and capacity as well as a lack of defined distribution networks;
 .  Dependence on key suppliers and employees.


Orthovita and 3i distribution agreement

Since May 1, 1998 the Company has sold Biogran exclusively through Implant Innovations Inc. ("3i"), a global distributor for the dental implant surgery market. Pursuant to the Company's agreement with 3i, for the years 2000 through 2003, inclusively, 3i has minimum purchase requirements of $2.4 million per year at a transfer price equal to 40% of its average sales price to 3i's customers. Additionally, either party may terminate the agreement if 3i fails to purchase at least $600,000 in a given calendar quarter after 1999. If 3i or the Company were to terminate the agreement, the Company would need to establish a new marketing and distribution network, either through an internal sales force or through a distribution network, in order to sell Biogran. There are no assurances as to whether these or other alternatives will be successful. In addition, considerable expenditures may be required which could adversely effect operating results. In 1999, 3i fulfilled the balance of its 1998 minimum purchase commitments that were deferred to 1999. There are no remaining minimum purchase commitments for 3i in 1999. Additional sales to 3i in 1999 will be dependent upon 3i's ability to successfully market the product and to reduce its Biogran inventory and generate additional sales from the Company. The Company does not expect any sales to 3i during the third quarter of 1999 and there may be a period of up to six months during 1999 when 3i does not purchase any Biogran.

Substantial funds are necessary to continue operations

Since inception Orthovita has had negative cash flow from operations. Based upon our historical use of funds and projected growth, the Company will need to raise additional funds to continue operations. If the Company cannot raise adequate funds, present and future projected spending will be curtailed or restricted. Most of the funds raised to date have been through the sale of equity in the Company. The ability to raise additional funds through equity transactions is difficult to predict. In addition, the existing shareholders' percentage ownership would be reduced if additional equity is issued.

Future negative announcements concerning the Company, its competitors or other companies in the medical device industry, including the results of testing and clinical trials, regulatory decisions, or public concern as to the safety or commercial value of the Company's products may have a material adverse effect on the market price of the Company's common stock and could impact the Company's ability to raise additional funds in the equity markets.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at June 30, 1999 and December 31, 1998 were $11,935,235 and $15,355,808, respectively, representing 79% and 81% of total assets, respectively. Cash equivalents consist of highly liquid, short-term investments with an original maturity of three months or less.

The following is a summary of selected cash flow information for the six months ended June 30:

                                                                       1999                     1998
                                                                       ----                     ----

Net cash used for operating activities                               $(3,158,201)             $(3,295,296)
Net cash provided by (used in) investing activities                    3,891,405                 (286,871)
Net cash provided by financing activities                                 93,888               18,412,810

Net cash used in operating activities

Operating Cash Inflows--

The principal source of the Company's current operating cash inflows has been derived from sale of Biogran product and interest income on short-term investments. In January 1999, the Company received a one-time reimbursement of patent defense costs of $474,580 under the Release and Termination Agreement with FBFC.

Operating Cash Outflows--

The Company's cash outflows were primarily used for development and pre-clinical activities in preparation for regulatory filings of potential products. In addition, funds have been used for the leasing and fit-up of expanded facilities and the hiring and training of additional employees.

Operating Cash Flow Requirements Outlook--

As further discussed under "Certain Risks Related to Orthovita's Business", the level of further cash flow from sales of Biogran to 3i are uncertain.

The Company expects its cash flow from operating activities to continue to be negative until such time, if any, as regulatory clearances for its products are obtained and revenue received from product sales exceeds funding of operating costs. The timing of such events is dependent upon a number of variables outside of the Company's control, as described above. The Company will need to obtain additional funding to adequately support its future operating needs.

The Company expects cash outflows to continue to be driven by the expansion of its product development efforts. During the second quarter of 1999, the Company was cleared to begin clinical trials in Europe for the use of Cortoss Injectable in spinal fractures due to osteoporosis and for its use in screw augmentation procedures. The Company expects its cash requirements for Cortoss Injectable to increase significantly due to efforts associated with the clinical trials and pre-commercial launch of Cortoss Injectable in Europe.

The Company expects to spend substantial funds on research and development activities for its other orthopaedic products. If the Company is unable to adequately fund such activities, certain programs may be curtailed or restructured.

Net cash provided by (used in) investing activities

The Company has invested $240,627 and $286,871 for the six months ended June 30, 1999 and 1998, respectively, in the purchase of property and equipment for the expansion of its product development capabilities. In addition during the six months ended June 30, 1999, $4.1 million was provided from the net sale of investment quality marketable securities.

Investing Cash Outlook--

The Company expects that its use of cash for the purchase of property and equipment for the remainder of 1999 and for 2000 may increase in comparison to that of prior periods as the Company scales-up it manufacturing capacity for Cortoss Injectable and Vitoss Scaffold. However, the Company has approximately $1.3 million remaining on an existing capital lease line for use in to fund the expansion of its development and manufacturing facilities. The timing of such expansion is dependent upon a number of variables outside of the Company's control and include, but are not limited to, the timing of regulatory clearances for marketing of the Company's future products, the rate of market acceptance and growth of product sales, and the lead times required to bring additional manufacturing capacity on line.

Net cash provided by (used in) financing activities

During the first six months of 1999, stock options and warrants to purchase 81,172 shares of common stock were exercised resulting in proceeds of $282,056. In addition during the first six months of 1999, 751 shares of common stock were issued under the Company's Employee Stock Purchase Plan raising $3,382.

Financing Requirements Outlook

As described above, the Company expects to continue to use cash and investments to fund operating and investing activities. The Company's financing requirements may change due to numerous factors including, but not limited to, the decisions of regulatory authorities concerning the Company's marketing applications as they as filed from time to time, the results of the Company's clinical trials and other product development programs, the ability to meet clinical and commercial supply requirements, the expansion of development and manufacturing facilities, technological advances by the Company and by the competition, and regulatory requirements. Accordingly, the Company may seek to raise additional funds through the sale of its stock whenever conditions are favorable; however, there can be no assurance that such funds will be available at all or on terms acceptable to the Company.

In addition, the Company's board of directors has approved a program to repurchase up to $1,000,000 worth of its common stock in open market transactions. The program is subject to specific market conditions and other factors, on the EASDAQ exchange or in negotiated transactions. As of June 30, 1999 the Company had not repurchased any of its common stock.


Results of Operations

This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

A summary of revenues and expenses for the six months ended June 30 is as follows:

                                                                                                              % Change
                                                              1999                    1998                 1999 vs. 1998
                                                              ----                    ----                 -------------
   Sales to End User Customers                           $        --             $ 1,191,014
   Sales to 3i                                               769,439                 746,180
                                                         -----------             -----------
Total Product Revenue                                        769,439               1,937,194                    (60)

Gross Profit                                                 566,749               1,390,998                    (59)

General and Administrative Expenses                        1,719,859               1,070,020                    (61)
Selling and Marketing Expenses                               801,078               1,771,783                     55
Research and Development Expenses                          2,171,130               1,197,674                    (86)

Other (Income) Expense                                      (328,035)                 98,984                    431

Net Loss                                                  (3,797,283)             (3,138,676)                   (21)

Product Revenues Revenues for the six months ended June 30, 1999 reflect sales to 3i at a transfer price equal to 50% of 3i's sales price to its retail customers. For the same period in 1998, revenues reflect the Company's direct sales to its customers through April plus the contract minimum sales to 3i in May and June 1998. Under the global distribution agreement the Company entered into with 3i, such sales to 3i in 1998 exceeded the rate of product re-sale by 3i to its customers and resulted in surplus inventory that is currently being reduced through future product sales.

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

Research and Development Expenses The increase from 1998 to 1999 in research and development expenses relates directly to the expanded development of the Company's product pipelines and pre-clinical and clinical activities of Cortoss Injectable for vertebroplasty and screw augmentation in Europe.

Other Income and Expenses Other income and expenses improved from net expense of $98,984 for the six months ended June 30,1998 to net income of $328,035 for the same period during 1999. The improvement is a result of 1999 increased interest income from proceeds of the Company's initial public offering.

Net Loss As a result of the foregoing factors, the Company's net loss for the six months ended June 30, 1999 increased $658,607 or 21% from the same period a year ago.

Results of Operations Outlook

The Company expects to continue to have operating losses until such time, if any, as regulatory clearances for its product development candidates are obtained and the resultant revenue received from product sales exceed operating costs. The timing of such events is dependent upon a number of variables outside of the Company's control. The Company has initiated its clinical study in Norway for the use of Cortoss Injectable as an augment to screw fixation in fracture repair. The Company was also cleared to begin clinical trials in Europe for the use of Cortoss Injectable in spinal fractures due to osteoporosis during the second quarter of 1999.

READINESS FOR THE YEAR 2000

The Year 2000 issue results from the writing of computer programs using two digits rather than four digits to define the applicable year. In other words, date-sensitive software may recognize a date using "00" of the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions or engage in other normal business activities.

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

     How Much Will It Cost to Address Year 2000 Issues?

To date, the Company has not incurred any remediation costs associated with Year 2000 issues and future costs are uncertain and difficult to estimate. All remediation costs, if any, will be expensed as incurred.

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

Forward-looking statements

The statements in the Company's Year 2000 disclosure contain forward-looking statements and should be read in conjunction with the Company's disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations Certain Risks Related to Orthovita's Business."


                                    PART II

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

None

(b)  Reports on Form 8-K:

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ORTHOVITA, INC.
                           (Registrant)



August 13, 1999             By: /s/  David S. Joseph
                               ----------------------

                           David S. Joseph
                           Chairman and Chief Executive Officer
                           (Principal executive officer)



                           By: /s/  Joseph M. Paiva
                               ----------------------

                           Joseph M. Paiva
                           Vice President and Chief Financial Officer
                           (Principal financial and accounting officer)