Form 10-Q
period 1999-09-30
ORTHOVITA INC
filed 1999-11-12
CIK 913756

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999.
                                                       ------------------
[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 For the Transition Period from _______ to ________.


Commission File Number 0-24517
                       --------

                                 ORTHOVITA, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


                     Pennsylvania
-----------------------------------------------------------
(State Other Jurisdiction of Incorporation or Organization)


                23-2694857
--------------------------------------
(I.R.S. Employer Identification Number)


  45 Great Valley Parkway, Malvern, PA                           19355
---------------------------------------                -------------------------
     (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code           (610) 640-1775
                                                       -------------------------
                                Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X    No ____
                     ----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                 Outstanding as of September 30, 1999
----------------------------                ------------------------------------
Common Stock, par value $.01                         11,403,344 Shares


This Report Includes a Total of  17 Pages

                       ORTHOVITA, INC. AND SUBSIDIARIES

                                     INDEX

PART I -
FINANCIAL                                                                 Page
INFORMATION                                                              Number


              Item 1.    Financial Statements
                         Consolidated Balance Sheets -                    3
                         September 30, 1999 and December 31, 1998

                         Consolidated Statements of Operations -          4
                         Three and nine months ended September 30, 1999
                         and 1998

                         Consolidated Statements of Cash Flows -          5
                         Three and nine months ended September 30, 1999
                         and 1998

                         Notes to Consolidated Financial Statements       6 - 9

              Item 2.    Management's Discussion and Analysis of          9 - 16
                         Financial Condition and Results of Operations
PART II -
OTHER
INFORMATION

              Item 6.    Exhibits and Reports on Form 8-K                 16

                         Signatures                                       17

                       ORTHOVITA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 1999           December 31, 1998
                                                                    ---------------------------  -------------------------
                            ASSETS                                                       (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                        $  2,071,195               $    842,064
 Short-term investments                                                              6,984,604                 14,513,744
 Trade accounts receivable, net of allowance
  of $47,773 and $90,726                                                                   ---                      8,468
 Other receivables                                                                         ---                    635,188
 Inventories                                                                           192,374                    329,251
 Other current assets                                                                  678,081                    765,017
                                                                                  ------------               ------------
    Total current assets                                                             9,926,254                 17,093,732
                                                                                  ------------               ------------
PROPERTY AND EQUIPMENT, net                                                          1,934,841                  1,709,506

OTHER ASSETS                                                                           100,742                     85,394
                                                                                  ------------               ------------
                                                                                  $ 11,961,837               $ 18,888,632
                                                                                  ============               ============
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                                                $    254,735               $    287,412
 Current portion of long-term capital lease obligations                                492,121                    362,239
 Accounts payable                                                                      366,780                    381,144
 Accrued patent defense costs                                                          247,997                    472,492
 Other accrued expenses                                                                838,229                  1,119,343
                                                                                  ------------               ------------
    Total current liabilities                                                        2,199,862                  2,622,630
                                                                                  ------------               ------------
LONG-TERM LIABILITIES:
 Capital lease obligations                                                             635,233                    608,562
 Other liabilities                                                                         ---                    128,865
                                                                                       -------               ------------
    Total long-term liabilities                                                        635,233                    737,427
                                                                                  ------------               ------------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
 Common Stock, $.01 par value, 15,000,000 shares authorized, 11,403,344 and
  11,372,700 shares issued and outstanding
                                                                                       114,033                    113,727

 Additional paid-in capital                                                         42,422,945                 42,289,024
 Accumulated deficit                                                               (33,420,115)               (26,977,160)
 Accumulated other comprehensive income                                                  9,879                    102,984
                                                                                  ------------               ------------
    Total shareholders' equity                                                       9,126,742                 15,528,575
                                                                                  ------------               ------------
                                                                                  $ 11,961,837               $ 18,888,632
                                                                                  ============               ============

The accompanying notes are an integral part of these financial statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended                        Nine Months Ended
                                                           September 30,                            September 30,
                                                     1999                1998                1999                  1998
                                                     ----                ----                ----                  ----
                                                                                (Unaudited)

NET REVENUES                                     $     5,410          $   377,428         $   774,849           $ 2,314,622
COST OF SALES                                          1,306              221,077             218,280               767,276
                                                  ----------           ----------          ----------             ---------
   Gross profit                                        4,104              156,351             556,569             1,547,349
                                                  ----------           ----------          ----------             ---------
OPERATING EXPENSES:
  General and administrative                         959,031            1,159,280           2,664,606             2,229,301
  Selling and marketing                              476,126              700,875           1,277,204             2,472,658
  Research and development                         1,323,186              611,953           3,494,316             1,809,627
                                                  ----------           ----------          ----------             ---------
   Total operating expenses                        2,758,343            2,472,108           7,436,126             6,511,586
                                                  ----------           ----------          ----------             ---------
     Operating loss                               (2,754,239)          (2,315,757)         (6,879,557)           (4,964,237)
INTEREST EXPENSE                                     (27,339)             (37,596)            (83,066)             (151,717)
INTEREST INCOME                                      135,906              181,424             519,668               216,922
FOREIGN CURRENCY ADJUSTMENT                              ---               27,684                 ---                 7,323
                                                  ----------           ----------          ----------             ---------
NET LOSS                                          (2,645,672)          (2,144,245)         (6,442,955)           (4,891,709)
ACCRETION OF REDEMPTION PREMIUM ON
 PREFERRED STOCK                                         ---                  ---                 ---               391,213
                                                  ----------           ----------          ----------             ---------
NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                    $(2,645,672)         $(2,144,245)        $(6,442,955)          $(5,282,922)
                                                  ==========           ==========          ==========             =========

NET LOSS PER COMMON SHARE                              $(.23)               $(.19)              $(.56)                $(.72)
                                                  ==========           ==========          ==========             =========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               11,437,600           11,160,158          11,424,990             7,317,929
                                                  ==========           ==========          ==========             =========


   The accompanying notes are an integral part of these financial statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                      1999                   1998
                                                                                      ----                   ----
OPERATING ACTIVITIES:                                                                         (Unaudited)
Net loss                                                                           $(6,442,955)           $(4,891,709)
Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation                                                                         455,638                319,099
  Services provided for common stock and common stock options                           89,675                 10,313
  (Increase) decrease in -
    Restricted cash                                                                        ---                200,000
    Accounts receivable                                                                  8,468               (110,621)
    Notes and other receivables                                                        635,188                    ---
    Inventories                                                                        136,877                 23,400
    Other current assets                                                                86,936                (54,122)
    Other assets                                                                       (15,348)                   ---
  Increase (decrease) in -
    Other liabilities                                                                 (128,865)                   ---
    Accounts payable                                                                   (14,364)              (491,670)
    Accrued patent defense costs                                                      (224,495)              (532,266)
    Other accrued expenses                                                            (281,114)               617,288
                                                                                   -----------             ----------
      Net cash used in operating activities                                         (5,694,359)            (4,910,288)
                                                                                   -----------             ----------
INVESTING ACTIVITIES:
  Purchases of investments                                                          (9,028,194)            (6,003,157)
  Proceeds from sale of investments                                                 16,414,157                    ---
  Purchase of property and equipment                                                  (218,682)               (93,167)
                                                                                   -----------             ----------
     Net cash provided by (used in) investing activities                             7,167,281             (6,096,324)
                                                                                   -----------             ----------
FINANCING ACTIVITIES:
  Repayments of short-term bank borrowings                                                 ---               (692,000)
  Repayments of debt                                                                       ---               (375,000)
  Repayments of capital lease obligations                                             (305,738)              (194,404)
  Proceeds from sale of Common Stock                                                       ---             20,259,751
  Repurchase of Common Stock                                                          (249,360)                   ---
  Proceeds from exercise of common stock options and warrants                          287,555                663,633
  Proceeds from Employee Stock Purchase Plan                                             6,357                    ---
                                                                                   -----------             ----------
      Net cash provided by (used in) financing activities                             (261,186)            19,661,980
                                                                                   -----------             ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                                        17,395                (43,546)
                                                                                   -----------             ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,229,131              8,611,822
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         842,064              2,257,902
                                                                                   -----------             ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 2,071,195            $10,869,724


   The accompanying notes are an integral part of these financial statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Orthovita, Inc. (the "Company"), a Pennsylvania corporation, began operations in November 1993. We seek to develop, manufacture and market orthopaedic products including bone substitutes based on novel materials and technologies. We have two broad technology platforms for developing bone substitutes, each providing the potential for multiple product opportunities. Our product development programs focus primarily on the spine, the fastest growing market in orthopaedics. In addition, we are developing complementary bone products to address a broad range of clinical needs in the trauma and joint implant fixation markets.

Orthovita's synthetic cortical bone substitute platform is a technology for developing nonresorbable, load-bearing, resin composite products. Orthovita currently has four products under development that are derived from this technology, and branded as ORTHOCOMP(TM) Injectable, CORTOSS(TM) Injectable, CORTOSS(TM) Putty and CORTOSS(TM) Implants as well as ORTHOCOMP total joint bone cement. Near-term, Orthovita plans to advance the development of its CORTOSS products for a variety of indications, including conducting clinical trials of CORTOSS Injectable for vertebroplasty and screw augmentation in Europe.

The synthetic cancelleous bone platform, Orthovita's other core technology, is being used to develop resorbable, calcium phosphate products which include VITOSS(TM) Injectable and VITOSS(TM) Scaffold.

Outside of our core orthopaedic focus is BIOGRAN(R), our first commercialized product that is a resorbable, granular biomaterial that biologically transforms to bone and is used in the dental market and which is sold through a global distribution arrangement with Implant Innovations, Inc ("3i").

Our future results of operations involve a number of risks and uncertainties. We currently have negative cash flow from operations and have depended primarily upon equity fund raising and sales of Biogran to maintain operations. Our ability to raise money through the sale of additional equity in the Company, as well as the price at which such equity may be sold, is difficult to predict. We cannot assure future fund raising, if any, will be successful. Other factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, limited clinical trials, the uncertainty related to regulatory approvals, uncertainty of market acceptance, future Biogran sales, uncertainty related to third-party reimbursement, dependence on patents, trade secrets and proprietary rights, limited manufacturing experience, dependence on suppliers, competition, capital availability, uncertainty of technological change, dependence on key personnel and advisors, and product liability and the availability of adequate insurance.

Basis of Consolidation

Our consolidated financial statements include the accounts of Orthovita, Inc., our Belgian branch operations, and our wholly owned subsidiaries. We have eliminated all material intercompany balances in consolidation.

Basis of Presentation

Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K filed with the Securities and Exchange Commission (the "SEC"), which includes financial statements as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Loss per share

We have presented the net loss per common share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net loss per share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during each operating period presented. Diluted loss per share is computed using the treasury stock method that assumes we would use any proceeds we would receive from the exercise of options and warrants to repurchase shares at their fair market value. Diluted loss per share has not been presented since the impact on loss per share is anti-dilutive due to our losses.

2.  CASH, CASH EQUIVALENTS AND INVESTMENTS

As of September 30, 1999 cash, cash equivalents and investments at cost and fair market value consisted of the following:


                                                        Gross               Gross
                                                      Unrealized          Unrealized           Fair Market
                                  Original Cost         Gains              Losses               Value
                                  -------------         -----              ------               -----

Cash and cash equivalents              $2,071,195                ---                ---           $2,071,195
Short-term investments                  7,028,430                ---           $(43,826)           6,984,604
                                       ----------         ----------         ----------           ----------
                                       $9,099,625                ---           $(43,826)          $9,055,799
                                        =========          =========         ==========            =========

We invest our cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investments are considered available-for-sale and accordingly unrealized gains and losses are included in accumulated other comprehensive income of shareholders' equity.

3.  COMMITMENTS AND CONTINGENCIES

Our board of directors approved a program to repurchase up to $1,000,000 worth of our common stock in open market transactions. The program is subject to specific market conditions and other factors, on the EASDAQ exchange or in negotiated transactions. As of September 30, 1999 we repurchased 54,000 shares of our common stock at an aggregate cost of $249,360 or approximately $4.62 per share.

In July 1992, we obtained a license from FBFC (the "FBFC License") that allowed us to manufacture and sell our Biogran product. In May 1996, the University of Florida Research Foundation, Inc., U.S. Biomaterials Corporation and Block Drug Corporation (the "Plaintiffs") filed a complaint in the U.S. District Court for the Northern District of Florida against us and our Chairman (the "Biogran Matter"). This action charged the defendants with infringement of U.S. Patent No. 4,851,046, said to be assigned to the University of Florida Research Foundation and said to be exclusively licensed to U.S. Biomaterials Corporation. This action also included complaints alleging false representation, unfair competition, false advertising and trade disparagement under Federal and Florida State laws. In April 1998, the U.S. District Court granted our summary judgment motion stating that our Biogran product does not infringe this patent. The complaints alleging false representation, unfair competition, false advertising and trade disparagement were settled with the Plaintiffs in September 1998. During September 1998, the Plaintiffs requested an appeal to the Court's summary judgment. During October 1999, the U.S. Federal Court of Appeals rejected the plaintiff's request and reaffirmed the summary judgement in our favor. In our opinion, the reserve of $247,997 at September 30, 1999 is adequate for any unbilled invoices to be received.

In accordance with the FBFC License, FBFC agreed to indemnify us for all reasonable damages and costs that we incurred out of or resulting from this action, for an amount not to exceed the maximum aggregate royalty payments associated with this technology of $1.5 million. Since 1996, we have recorded patent litigation legal fees in excess of the $1.5 million. Additionally, based upon the royalty of 12% of net sales, a maximum earned royalty of approximately $1,024,000 was due FBFC. On December 23, 1998, we entered into a Release and Termination Agreement (the "Release") with FBFC whereby, FBFC agreed to reimburse us $474,580 for patent defense costs net of the $1,024,000 due FBFC. The Release specified we have satisfied all our royalty obligations under the FBFC License, and that FBFC will transfer all of its rights in the intellectual property, including the patents, to us.

4.  SHAREHOLDERS' EQUITY

During the three and nine months ended September 30, 1999, stock options and warrants to purchase 2,000 and 83,172 shares of common stock were exercised for proceeds of $5,500 and $287,555, respectively. Additionally during the three months ended September 30, 1999, we issued stock options to purchase 17,000 shares of common stock at market values ranging from $4.85 to $6.15 per share to employees, consultants and advisors. For the nine months ended September 30, 1999 and 1998, we issued stock options and warrants to purchase 483,000 and 63,600 shares of common stock, respectively, at market values ranging from $4.00 to $6.60. During May 1999 pursuant to our 1997 Equity Compensation Plan, our non-employee directors were each granted 2,500 stock options at $5.11 per share which was the fair market value on date of grant.

5.  NET PRODUCT REVENUE

Prior to April 28, 1998, we generally marketed Biogran through internal direct sales efforts in the U.S. On April 28, 1998, we signed an agreement with Implant Innovations Inc. ("3i") pursuant to which 3i obtained the global distribution rights for Biogran and Orthocomp for the dental implant surgery market. The arrangement provides for 3i to pay us 50% of their Biogran average selling price through December 31, 1999, 45% for the year 2000 and 40% for the years 2001 through 2003. In 1998 and for the years 2000 through 2003, inclusively, 3i has minimum purchase requirements of $2.4 million per year. Either party may terminate the agreement if 3i fails to purchase at least $600,000 in a given calendar quarter after 1999.

For 1999, 3i had no minimum purchase requirements; however, we reached an understanding with 3i to defer all of the fourth quarter 1998 contract purchase minimums of $815,000 until 1999. During the first year of the agreement between us and 3i, 3i purchased at a rate significantly higher than its subsequent resale rate to its customers. While we did not have any significant sales to 3i during the third quarter of 1999, we do expect to resume sales to 3i during the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Pennsylvania corporation that began operations in November 1993. We seek to develop, manufacture and market orthopaedic products including bone substitutes based on novel materials and technologies. We have two broad technology platforms for developing bone substitutes, each providing the potential for multiple product opportunities. Our product development programs focus primarily on the spine, the fastest growing market in orthopaedics. In addition, we are developing complementary bone products to address a broad range of clinical needs in the trauma and joint implant fixation markets.

Orthovita's synthetic cortical bone substitute platform is a technology for developing nonresorbable, load-bearing, resin composite products. Orthovita currently has four products under development that are derived from this technology, and branded as ORTHOCOMP(TM) Injectable, CORTOSS(TM) Injectable, CORTOSS(TM) Putty and CORTOSS(TM) Implants as well as ORTHOCOMP total joint bone cement. Near-term, Orthovita plans to advance the development of its CORTOSS products for a variety of indications, including conducting clinical trials of CORTOSS Injectable for vertebroplasty and screw augmentation in Europe.

The synthetic cancelleous bone platform, Orthovita's other core technology, is being used to develop resorbable, calcium phosphate products which include VITOSS/TM/ Injectable and VITOSS/TM/ Scaffold. Outside of our core orthopaedic focus is BIOGRAN(R), our first commercialized product. BIOGRAN is a resorbable, granular biomaterial that biologically transforms to bone and is used in the dental market and which is sold through a global distribution arrangement with Implant Innovations, Inc ("3i").

Certain Risks Related to Orthovita's Business

This Quarterly Report on Form 10-Q contains, and from time to time we expect to make, certain forward-looking statements regarding our business, financial condition and results of operations. These statements are in addition to historical facts or statements of current condition and we claim protection for these forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations, predictions or forecasts of future events and actual events or results may differ materially from such statements. These may include statements regarding anticipated progress in research and development programs, prospects for regulatory approval, manufacturing capabilities, market prospects for products, sales and earnings projections, sales to 3i in the fourth quarter of 1999 and other statements regarding matters that are not historical facts. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the medical device industry as well as more specific risks and uncertainties such as those set forth below and in our Annual Report on Form 10-K. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. We undertake no obligation to publicly release the results of any revisions to its forward-looking statements to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

Overview

The following important factors could limit our success and cause forward-looking statements or predictions made in this Form 10-Q, and from time to time by us to be materially different:

 .    inability to raise adequate funds to sustain our research and development efforts;
 .    uncertainty related to regulatory clearances for the various products;
 .    healthcare reform and legislative and regulatory changes impacting the healthcare market;
 .    uncertainty of market acceptance of the products and the ability of our sales and marketing efforts to inform the market of our products;
 .    uncertainty regarding the size of any potential market for each product;
 .    competitive factors that could affect our potential markets;
 .    the occurrence of any side effects or adverse reactions from our products during clinical trials;
 .    uncertainty regarding the availability and level of third-party reimbursement for our products, including the Federal, state and foreign government agencies;
 .    dependence on patents, trade secrets and proprietary rights;
 .    limited manufacturing experience and capacity as well as a lack of defined distribution networks;
 .    dependence on key suppliers and employees.


Orthovita and 3i distribution agreement

Since May 1, 1998 we have sold Biogran exclusively through 3i, a global distributor for the dental implant surgery market. Pursuant to our agreement with 3i, for the years 2000 through 2003, 3i has minimum purchase requirements of $2.4 million per year at a transfer price equal to 40% of its average sales price to 3i's customers. Either party may terminate the agreement if 3i fails to purchase at least $600,000 in any calendar quarter after 1999. If 3i or we terminate this agreement, we would need to establish a new marketing and distribution network, either through an internal sales force or through a distribution network, in order to sell Biogran. There are no assurances as to whether these or other alternatives will be successful. In addition, considerable expenditures may be required which could adversely effect operating results. In 1999, 3i fulfilled the balance of its 1998 minimum purchase commitments that were deferred to 1999. There are no remaining minimum purchase commitments for 3i in 1999. Additional sales to 3i in future periods will be dependent upon 3i's ability to successfully market the product and to reduce its Biogran inventory. However, while we did not have any significant sales to 3i during the third quarter of 1999, we do expect to resume sales to 3i during the fourth quarter of 1999.

Substantial funds are necessary to continue operations

Since inception we have had negative cash flow from operations. Based upon our historical use of funds and projected growth, we will need to raise additional funds to continue operations. If we cannot raise adequate funds, present and future projected spending will be curtailed or restricted. Most of the funds raised to date have been through the sale of equity. The ability to raise additional funds through equity transactions is difficult to predict. In addition, the existing shareholders' would own a smaller percentage of our company if additional equity is issued.

Future negative announcements concerning us, our competitors or other companies in the medical device industry, including the results of testing and clinical trials, regulatory decisions, or public concern as to the safety or commercial value of the our products may have a material adverse effect on the market price of our common stock and could impact our ability to raise additional funds in the equity markets.

Liquidity and Capital Resources

We continue to rely upon proceeds received from our initial public offering. Cash, cash equivalents and short-term investments were $9,055,799 at September 30, 1999 and $15,355,808 at December 31, 1998, representing 76% and 81% of our total assets at these dates. Cash equivalents consist of highly liquid, short-term investments with an original maturity of three months or less.

The following is a summary of selected cash flow information for the nine months ended September 30:

                                                         1999          1998
                                                         ----          ----

Net cash used for operating activities                $(5,694,359)  $(3,295,296)
Net cash provided by (used in) investing activities     7,167,281      (286,871)
Net cash provided by (used in) financing activities      (261,186)   18,412,810

Net cash used in operating activities

Operating Cash Inflows -

The principal source of our current operating cash inflows has been derived from sale of Biogran and interest income on short-term investments. In January 1999, we received a one-time reimbursement of patent defense costs of $474,580 from FBFC.

Operating Cash Outflows -

Our cash outflows were primarily used for development and pre-clinical activities in preparation for regulatory filings of potential products. In addition, funds have been used for expanding our facilities and the hiring and training of additional employees.

Operating Cash Flow Requirements Outlook -

As we discussed under "Certain Risks Related to Orthovita's Business", future sales of BIOGRAN to 3i are uncertain.

Our cash flow from operating activities to continue to be negative until such time, if any, as regulatory clearances for its products are obtained and revenue received from product sales exceeds funding of operating costs. The timing of such events is dependent upon a number of variables outside of our control, as described above. We will need to obtain additional funding to adequately support our future operating needs.

We expect cash outflows to continue to be driven by the expansion of our product development efforts. During the second quarter of 1999, we were cleared to begin clinical trials in Europe for the use of Cortoss Injectable in spinal fractures due to osteoporosis and for use in screw augmentation procedures. We expect our cash requirements for Cortoss Injectable to increase significantly due to efforts associated with the clinical trials and pre-commercial launch of Cortoss Injectable in Europe.

We expect to spend substantial funds on research and development activities for our other orthopaedic products. If we are unable to adequately fund these activities, we will have to curtail or restructure these activities.

Net cash provided by (used in) investing activities

We have invested $218,682 and $93,167 for the nine months ended September 30, 1999 and 1998, respectively, in the purchase of property and equipment for the expansion of our product development capabilities. In addition during the nine months ended September 30, 1999, $7.4 million was provided from the net sale of investment grade marketable securities.

Investing Cash Outlook -

We expect that our use of cash for the purchase of property and equipment for the remainder of 1999 and for 2000 may increase in comparison to that of prior periods as we scale-up manufacturing capacity for Cortoss Injectable and Vitoss Scaffold. However, we have approximately $1.1 million remaining on an existing capital lease line for use to fund the expansion of our development and manufacturing facilities. The timing of such expansion is dependent upon a number of variables outside of our control and include, but are not limited to, the timing of regulatory clearances for marketing of our future products, and the lead times required to bring additional manufacturing capacity on line.

Net cash provided by (used in) financing activities

During the first nine months of 1999, stock options and warrants to purchase 83,172 shares of common stock were exercised resulting in proceeds of $287,555. In addition during the first nine months of 1999, 1,444 shares of common stock were issued under our Employee Stock Purchase Plan raising $6,357.

Our board of directors approved a program to repurchase up to $1,000,000 worth of our common stock in open market transactions. The program is subject to specific market conditions and other factors, on the EASDAQ exchange or in negotiated transactions. As of September 30, 1999, we have repurchased 54,000 shares of our common stock at an aggregate cost of $249,360 or approximately $4.62 per share.

Financing Requirements Outlook

As described above, we expect to continue to use cash and investments to fund operating and investing activities. We believe our current cash balances will be adequate for at least the next twelve months. Our financing requirements may change due to numerous factors including, but not limited to, the decisions of regulatory authorities concerning our marketing applications as they as filed from time to time, the results of our clinical trials and other product development programs, the ability to meet clinical and commercial supply requirements, the expansion of development and manufacturing facilities, our technological advances and those by the competition, and regulatory requirements. Accordingly, we will seek to raise additional funds through the sale of our common stock whenever conditions are favorable. We cannot assure you, however, that additional funds will be available at all or on terms acceptable to us.

In addition, we have $750,000 remaining under our Board approved stock repurchase program. These repurchases will be subject to market conditions, our operating requirements and other limitations.

Results of Operations

This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

A summary of revenues and expenses for the nine months ended September 30 is as follows:

                                                                                                    % Change
                                                        1999                    1998              1999 vs. 1998
                                                        ----                    ----              -------------
   Sales to End User Customers                      $       ---             $ 1,191,014
   Sales to 3i                                          774,849               1,123,138
                                                    -----------             -----------
Total Product Revenue                                   774,849               2,314,152                  (67)

Gross Profit                                            556,569               1,547,349                  (64)

General and Administrative Expenses                   2,664,606               2,229,301                  (20)
Selling and Marketing Expenses                        1,277,204               2,472,658                   48
Research and Development Expenses                     3,494,316               1,809,627                  (93)

Other (Income) Expense                                 (436,602)                (72,528)                 502

Net Loss                                             (6,422,955)             (4,891,709)                 (31)

Product Revenues Product revenues for the nine months ended September 30, 1999 reflect sales to 3i at a transfer price equal to 50% of 3i's sales price to its retail customers. For the same period in 1998, revenues reflect our direct sales to customers through April plus the contract minimum sales to 3i for the period May through September 1998. Under the global distribution agreement we entered into with 3i, such sales to 3i in 1998 exceeded the rate of product resale by 3i to its customers and resulted in surplus inventory that is currently being reduced through future product sales.

General and Administrative Expenses The increase in general and administrative expenses year-over-year is primarily a result of an increase in the number of employees and non-litigation legal fees.

Selling and Marketing Expenses Selling and marketing expenses decreased year-over-year as a result of the elimination of the direct dental sales force when we entered into our global distribution arrangement for Biogran with 3i.

Research and Development Expenses The increase from 1998 to 1999 in research and development expenses is attributable to the expanded development of our product pipelines and pre-clinical and clinical activities of Cortoss Injectable for vertebroplasty and screw augmentation in Europe.

Other Income and Expenses Other income and expenses improved as a result of increased interest income from proceeds of the our initial public offering completed during late June 1998.

Net Loss As a result of the foregoing factors, our net loss for the nine months ended September 30, 1999 increased $1,531,246 or 31% from the same period a year ago.

Results of Operations Outlook

We expect to continue to have operating losses until such time, if any, as regulatory clearances for its product development candidates are obtained and the resultant revenue received from product sales exceed operating costs. The timing of these events is dependent upon a number of variables outside of our control. We have initiated our clinical study in Norway for the use of Cortoss Injectable as an augment to screw fixation in fracture repair. We were also cleared to begin clinical trials in Europe for the use of Cortoss Injectable in spinal fractures due to osteoporosis during the second quarter of 1999 and expect to begin enrolling patients during the fourth quarter of 1999.

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

Set forth below is a description of our current state of readiness and other information related to Year 2000 issues that may affect us.

        Will We Be Ready?

Information Technology Systems. The core information technology systems utilized by us appear to be Year 2000 compliant. These information technology systems support our major business functions, including accounting and financial reporting and internal and external electronic mail. We use the Great Plains/Horizon system for, accounting and financial reporting, purchasing and manufacturing functions. This system's software programs currently utilize a four-digit year that properly recognizes the Year 2000. In addition, our software uses a four-digit year to handle both internal and external electronic mail. The Company's third party payroll processor has certified to us that it is Year 2000 compliant.

Non-Information Technology Systems Non-information technology systems include embedded technology such as microcontrollers. Our non-technology systems include HVAC systems, fax machines and certain process development equipment. Based on our initial assessment of these systems at our facilities, we have determined the systems are not date sensitive and therefore do not raise Year 2000 issues. We continue to examine all in-house equipment in detail to confirm compliance or identify areas of potential non-compliance.

Material Third Party Relationships We have made inquiries of our principal suppliers and service providers to determine our vulnerability if these third parties fail to identify and remediate their own Year 2000 issues, if any. We believe third party service providers and suppliers whose Year 2000 issues could have a material impact on us include our telecommunications providers and key supply chain vendors.

We have defined our principal vendors, suppliers and service providers and have made inquiries regarding Year 2000 compliance. We mailed written letters to approximately 110 vendors, suppliers and service providers and no negative response have been received to-date. We will continue to monitor existing and new vendors, suppliers and service providers to determine if alternative vendors, suppliers or service providers will need to be established.

        How Much Will It Cost to Address Year 2000 Issues?

To date, we have not incurred any remediation costs associated with Year 2000 issues and future costs are uncertain and difficult to estimate. All remediation costs, if any, will be expensed as incurred.

        What are the Possible Consequences of Year 2000 Issues Confronting Us?

In the event that key suppliers, vendors or service providers are not compliant, we would be required to migrate our services to compliant vendors. This would require additional time and resources, resulting in additional operating expenses through a transition period and could possibly impact our ability to manufacture our products for clinical supply or for commercial sale and could possible result in the delay of certain clinical studies. In addition, if we determine key in-house equipment is not compliant, programming costs would be necessary to upgrade or replace the equipment.

        What Are Our Contingency Plans?

Because we have not determined that a contingency plan with respect to non-compliant in-house systems or third party suppliers, vendors or service providers is necessary, no plan has been established.

Forward-looking statements

The statements in our Year 2000 disclosure contain forward-looking statements and should be read in conjunction with our disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks Related to Orthovita's Business."


                                     PART II

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

None

(b)     Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ORTHOVITA, INC.
                               (Registrant)




November 15, 1999              By:  /s/  David S. Joseph
                                  ----------------------

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