Form 10-K
period 1999-12-31
ORTHOVITA INC
filed 2000-03-28
CIK 913756

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]Annual report pursuant to section 13 or 15(d) of the Securities Exchange
   Act of 1934 [No Fee Required] for the fiscal year ended December 31, 1999 or

[_]Transition report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 [No Fee Required] for the transition period from
   to      .

                        Commission file number 0-24517

                                ORTHOVITA, INC.
            (Exact name of registrant as specified in its charter)

             Pennsylvania                            23-2694857
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

        45 Great Valley Parkway                         19355
         Malvern, Pennsylvania                       (Zip Code)
    (Address of principal executive
               offices)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [_]

   As of March 15, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $76,000,032. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the European Association of Securities Dealers' Automated Quotation System on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all director, executive officers and beneficial owners of more than ten percent of the registrant's Common Stock.

   As of March 15, 2000, there were 11,478,273 shares of the registrant's Common Stock outstanding.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 ITEM 1.  Business.....................................................   2-15
 ITEM 2.  Properties...................................................    15
 ITEM 3.  Legal Proceedings............................................    15
 ITEM 4.  Submission of Matters to a Vote of Security Holders..........    15

                                    PART II

          Market for Registrant's Common Equity And Related Shareholder
 ITEM 5.  Matters......................................................    15
 ITEM 6.  Selected Consolidated Financial Data.........................    16
 ITEM 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................   17-29
 ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk....    30
 ITEM 8.  Financial Statements and Supplemental Data...................    30
          Changes In and Disagreements with Accountants and Financial
 ITEM 9.  Disclosure...................................................    30

                                    PART III

 ITEM 10. Directors and Executive Officers of the Registrant...........    30
 ITEM 11. Executive Compensation.......................................    30
          Security Ownership of Certain Beneficial Owners and
 ITEM 12. Management...................................................    31
 ITEM 13. Certain Relationships and Related Transactions...............    31

                                    PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form
 ITEM 14. 8-K..........................................................   31-32

     SIGNATURES

                                     PART I

Item 1. Business

   In addition to historical facts or statements of current conditions, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipated," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms similar in meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopaedic and medical device industries as well as more specific risks discussed throughout this document. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you are cautioned not to place too much reliance on any such forward-looking statements. Furthermore, we do not intend, and are not obligated to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We claim the protections afforded by the Private Securities Litigation Reform Act of 1995, as amended, for our forward-looking statements. The use of the words "Orthovita", the "Company", "we", "us" or "our" herein refers to Orthovita, Inc., together with its subsidiaries.

   Orthovita is a leading developer of biomaterials and orthobiologics focused on synthetic bone substitute products for orthopaedic applications primarily in spine. The spine market represents one of the fast growing markets in orthopaedics. We are also developing products for use in trauma and joint replacement applications. We believe that there is a particular application for our products in patients suffering from osteoporosis. Osteoporosis, whereby bone becomes less dense and more likely to break, afflicts 10 million Americans of which more than 80% are women. Our six products under development are based on two broad technology platforms. Our patented CORTOSSTM biomaterial platform consists of a bioactive glass and non-resorbable resin, which is used to form synthetic cortical bone and can be delivered as either an injectable or a putty. ORTHOCOMP(TM) Injectable, CORTOSS(TM) Injectable, and CORTOSS(TM) Putty are under development in this platform. Our VITOSSTM orthobiologic platform consists of a patented small particle resorbable calcium phosphate, which is used to form osteoconductive synthetic cancellous bone and can be delivered as an injectable or a scaffold. VITOSS(TM) Injectable and VITOSS(TM) Scaffold are under development in this bone platform. Additionally, the two materials can be combined to form our CORTOSSTM Implant products that incorporate the advantages of each platform.

   We are developing the CORTOSS and VITOSS product lines independently and have retained all of the commercial rights to these products. We have a worldwide agreement for the joint development and commercialization of ORTHOCOMP Injectable for use in joint implant procedures, such as hip replacements, with Howmedica, a subsidiary of Stryker Corp., the market leader for joint implant cements.

   The first product we developed was BIOGRAN(R) for use in the dental market. In order to better focus on the orthopaedic market in, March 2000 we sold our BIOGRAN dental grafting product line to Implant Innovations Inc. ("3i"), a Biomet Company, for $3.9 million. We received proceeds of $3.5 million, with an additional $400,000 held in an escrow account for one year, and realized a one-time gain on the transaction of approximately $3.1 million.

Orthovita's Technology

   The human skeleton consists of two types of bone: cortical bone (80%) and cancellous bone (20%). Cortical bone is dense, structural and tubular in shape and is subject to bending, load bearing and twisting forces. Cancellous bone is less dense, more vascular and primarily subject to compressive forces. Skeletal integrity is maintained by an ongoing process of regeneration and remodeling. Both types of bone can be damaged from traumatic injury and degenerative disease, such as osteoporosis, creating a need for both cortical and cancellous synthetic bone substitutes.

 Synthetic Cortical Bone Substitute Platform

   Our synthetic cortical bone substitute platform is based on a nonresorbable, load bearing, resin composite. We currently have three products under development derived from this platform: ORTHOCOMP Injectable, CORTOSS Injectable, and CORTOSS Putty. Products derived this platform are formulated to allow for controlled setting times, varying viscosities and differing strengths. Less viscous formulations may be delivered through pre-filled unit dose cartridges directly into the surgical site or through minimally invasive surgery, and more viscous formulations can be hand-packed as putty.

   Our synthetic cortical bone platform provides the basis for products with the ability to conform to the precise area of placement, with its fast setting times, immediate load-bearing strength, and elasticity more closely resembling that of natural bones. Because of their bioactivity, products derived from this platform, we believe, will become integrated with the bone at the interface where the bone is in contact with these products, enhancing the strength of the bond. CORTOSS Injectable, our most advanced product under this platform, possesses these unique properties, and unlike polymethylmethacrylate ("PMMA") bone cement, which requires a relatively lengthy mixing time and short interval during which the material can be used, has a mix-on-demand delivery system which should allow the surgeon much greater flexibility. CORTOSS Putty is in an ealier stage of development. CORTOSS Injectable is covered by two U.S. issued patents and other U.S. and foreign patent applications are pending.

 Synthetic Cancellous Bone Substitute Platform

   The synthetic cancellous bone substitute platform, our other core technology, is based on synthetic resorbable, calcium phosphate. Cancellous bone has a lattice-like or spongy structure, which allows for nutrient transport. We currently have two products under development from this platform, VITOSS Injectable and VITOSS Scaffold. VITOSS Scaffold is a resorbable calcium phosphate delivered as a preformed scaffold matrix that closely resembles the porosity of normal cancellous bone and is replaced by bone as it is resorbed. VITOSS Scaffold incorporates our patented nano-particle technology that enables it to have thorough interconnected porosity, ultra-high purity and a precise and controlled chemical composition with excellent reabsorption dynamics. We believe our VITOSS Scaffold product will allow for both the flow of blood and nutrients required for bone remodeling and for the seeding of signaling molecules and growth factors to accelerate the healing process. We believe that the characteristics of VITOSS make it potentially superior to that of calcium phosphate based products currently on the market. VITOSS Scaffold may be especially useful in cases where moderate load bearing, coupled with fixation hardware, would permit quicker return to functionality in younger patients with healthy bone physiology. VITOSS Injectable is in an earlier stage of development. Our VITOSS platform is covered by two U.S. issued patents and other U.S. and foreign patent applications are pending. In addition to the products described above, the two materials can be combined to form our CORTOSS Implant products that incorporate the advantages of each platform.

Our Product Pipeline and Related Clinical Applications

   The following table reflects the development status as of February 29, 2000 of our most advanced product candidates:




                                    [GRAPH]

   As further discussed in Government Regulations below, our product candidates are subject to extensive regulation as medical devices by the United States Food and Drug Administration (the "FDA") and European regulatory authorities. For certain indications, approval (in the U.S. 510(k) clearance) may be granted if we can establish that the product is "substantially equivalent" to certain approved medical devices and generally does not require submission of data from clinical studies. However the authorities may require additional information including data from clinical studies before a substantial equivalence determination can be made. Product approval applications for other products or other indications must be supported by valid scientific evidence that typically includes clinical trial data, to demonstrate the safety and effectiveness of the device.

   As described below, in December 1999, we filed a 510(k) with the FDA in the U.S. for the approval of VITOSS Scaffold for use in bone defect repair. We have also filed the first part of our application for approval in Europe for this indication and expect to complete our filing in 2000 for this indication. We also intend to file in 2000 a 510(k) application with the FDA for the use of CORTOSS Injectable in cranial repair. As permitted by the regulations, these filings do not include clinical data.

   There can be no assurance that our clinical studies will be successful, our applications will be made within the planned timeframe, that our 510(k) application will be accepted without clinical data or that we will succeed in obtaining any of the necessary regulatory approvals.

VITOSS Scaffold

   Bone Defect Repair. Cancellous bone can be damaged and compressed due to traumatic injury such as skiing or motor vehicle accidents. Cancellous bone may also be removed in connection with surgery such as tumor resection or in complex orthopaedic procedures leading to bone voids or gaps. We estimate that 100,000 patients suffer damage or removal of cancellous bone each year.

   Current "Scaffold" products on the market that are used to replace/repair cancellous bone fall into three categories. Allograft or cadaver derived products, calcium sulfate materials and coral derived materials consisting of a hydroxyappitite shell around calcium carbonate. Allograft products may not always be of uniform quality and consistency, and patients and physicians may be concerned about the possibility of disease transmission. The calcium sulfate products are non-porous tablets that resorb rapidly through dissolution processes only. A successful cancellous replacement must resorb by both dissolution and by cell mediated process to conduct the creation of new bone. Coraline scaffold is mined from naturally occurring coral and has significantly less porosity than VITOSS and is constructed from large blocks of mineral rather than nano-sized particles.

   Injectable, setting calcium phosphate cements are also used to repair cancellous defects. These materials set to form a dense, brittle mass or block of mineral. They are also non-porous and thus we believe they do not resorb and turn over to bone as readily as VITOSS Scaffold.

   We believe that replacement or repair of the cancellous bone with VITOSS Scaffold will promote cancellous bone regrowth and allow patients to return more quickly to function. Our patented method of producing VITOSS Scaffold results in a unique porous structure closely resembling the structure of natural cancellous bone.

   In December 1999, we filed a 510(k) with the FDA in the U.S. for the approval of VITOSS Scaffold for use in bone defect repair and have filed the first part of our application for CE Mark approval with our notified body in Europe for this indication.

   Spinal Fusions. Many patients affected by severe back pain due to degeneration of one or more discs are treated with a spinal fusion procedure. Spinal fusion involves the fusing together of adjoining vertebrae in cases where the patient has advanced disc degeneration or spinal instability. This procedure involves surgical incision in the patient's back or abdomen. Fusions frequently require the removal of the affected disc material and the surgical attachment of a metal implant or a spinal fusion cage to join the two surrounding vertebrae. The metal implant or spinal fusion cage is usually packed with bone grafting material to help promote the union of the two adjacent vertebrae. Bone grafting material is either autograft material, which is obtained or harvested from the iliac crest region of the patient's own hip, or allograft material, which is obtained from a cadaver.

   The autograft harvest is an additional procedure that extends surgical time, adding to costs and increasing blood loss and patient risk of infection or adverse reaction from the additional time under anesthesia. Of equal concern, harvesting bone for autograft sometimes causes protracted pain that necessitates a trip back to the surgeon several months after the fracture repair procedure. Allograft material may be perceived by some physicians as less effective than autograft and may not be accepted by all patients.

   We estimate that 400,000 spinal fusions are done annually, many of which use autograft, allograft or synthetic grafting material. As further discussed in Bone Defect Repair above, we have filed a 510(k) application with the FDA for the use of VITOSS Scaffold in bone defect repair. We intend to initiate preclinical studies exploring the use of VITOSS Scaffold soaked with bone aspirate as a spinal fusion graft material. We believe VITOSS Scaffold has the potential to replace the use of autologous grafts. The elimination of this second operating procedure required by autograft may reduce patient pain and potentially reduce the length of hospitalization. Therefore, VITOSS Scaffold may be more readily accepted by patients and physicians than allograft material.

CORTOSS Injectable

   Cranial Repair Traumatic head injury or diseases affecting the brain and eyes can require surgery to repair and treat the affected area. In order to gain access to the brain, holes are made in the bony cranial structure, which are required to be sealed or repaired after the surgery is completed. We estimate that approximately 155,000 procedures requiring repair of the access holes or damage from traumatic injury are performed worldwide each year. We believe that the existence of an approved predicate device may allow CORTOSS Injectable to be approved for use in cranial repair through the 510(k) process without the necessity of conducting clinical trials. We have completed the preclinical testing of CORTOSS for use in this indication and are preparing to file a 510(k) application. We believe that CORTOSS Injectable may possess superior characteristics to the materials approved for use in this procedure today, in particular its rapid setting and mix on demand delivery.

   Long Bone Screw Augmentation. The augmentation of long bone screws is required in cases where the patient's bone is of insufficient quality to allow a screw to function. We estimate 1,000,000 of the 2,300,000 long bone fractures which occur worldwide each year require external support including steel plates. With plating, the fracture is aligned and the plate is shaped to conform to the natural shape of the bone. The first screws placed into the plate serve to compress the fracture, permitting faster healing. The remaining screws are then placed to stabilize the plate so that the fracture will not move and healing can occur. The healing of a fracture is directly proportional to the degree of stabilization. The failure of screws to purchase or hold is common, especially in osteoporotic bone, although it can occur in non-osteoporotic patients as well. Screws that do not hold are removed, and either the screw hole is not used or is filled with a larger screw. The non-use of a screw hole causes a large weak point to be created, presenting a greater potential for fracture of the bone and plate through the weak area. The use of a larger screw often results in a looser placement due to concerns of stripping. We estimate that approximately 150,000 patients may require the augmentation of screws with approximately six screws augmented per patient.

   We believe the use of CORTOSS Injectable to anchor the screw in a quick and efficient way will allow the full function of the screw to be restored. There are no known cement products that have received FDA approval or CE marking that would be in competition with CORTOSS Injectable for this indication. Clinical trials for CORTOSS Injectable for this indication are being conducted in Europe.

   Vertebroplasty. We estimate there are 660,000 patients worldwide with compression of the vertebrae due to fractures caused by osteoporosis or bone cancer resulting in severe pain and immobility. The traditional treatments, e.g., bed rest, bracing, narcotics or injections do not address the underlying fracture. Vertebroplasty is a procedure for repairing the fractured vertebrae. When used in this procedure, CORTOSS Injectable is injected into the vertebrae, setting within minutes and becoming load bearing. The procedure can be performed on an outpatient or short-stay basis.

   Vertebroplasty provides almost immediate pain relief in over 90% of osteoporotic patients. Early relief of pain provided by vertebroplasty results in patients maintaining better functional capacity. Functional capacity, in turn, is directly related to the ability to live independently and unassisted. We are not aware of any known products that have received FDA approval or European approval for use in this procedure and physicians currently use PMMA "off-label". We believe that CORTOSS Injectable may have advantages over PMMA in vertebroplasty including the ability to be seen by the physician when using imaging equipment in performing the procedure, lower temperature setting time, higher compression strength and the ability to be mixed on demand.

   We have initiated clinical studies of CORTOSS Injectable in vertebroplasty in Europe and believe these are the only controlled studies in this field. For the patients accrued to date, the product has been well tolerated and effective in stabilizing the compressive fracture and in providing significant pain relief. We will accept additional patients into these clinical studies once we refine the delivery needles and tubes used to deliver the material to the vertebrae.

   Compression Screw Augmentation   We estimate approximately 750,000 hip
fractures occur annually of which an estimated 250,000 patients are repaired using compression screw augmentation.

   Many osteoporotic patients, particularly elderly women, suffer a fracture of the hip whereby the head or the "ball" of the hip ball and socket of the femur leg bone is separated from the rest of the bone. These fractures are often treated through the use of compression hip screws, which are placed through the bone and into the femoral head to stabilize and compress the fracture to permit healing. The healing of a fracture is directly proportional to the degree of stabilization. The failure of screws to purchase or hold is common, especially in osteoporotic bone.

   We believe the use of CORTOSS Injectable to anchor the screw in a quick and efficient way will allow the full function of the screw to be restored. There are no known products approved for this indication that would be in competition with CORTOSS Injectable.

   Pedicle Screw Augmentation. Many spinal surgeries today have become possible only because of the availability of instrumentation systems that allow manipulation and fixation of the individual elements of the spine. These instrumentation systems are attached to the spine by means of screws placed in the pedicle region of the vertebrae. In patients with sub optimal bone quality, such as osteoporotic patients, the purchase or "bite" of these screws may be insufficient to maintain the integrity of the construction.

   There are approximately 280,000 patients in which pedicle screws are placed each year. We estimate that approximately 35,000 may require the augmentation of screws due to osteoporosis. There is no approved product for this procedure and off-label use of PMMA, we believe, is inconvenient.

   We believe CORTOSS Injectable has the potential to ensure secure fixation of the screws, allowing the instrumentation systems to restore maximum fixation and stabilize the spine. We believe CORTOSS Injectable's mix on demand delivery system makes its use here convenient and practical.

   Iliac Crest Repair. The bone grafting material used to pack the metal implant and cages used in spinal fusion procedure is often autograft material, obtained or "harvested" from the iliac crest region of the patient's own hip through an operating procedure. This procedure leaves an open space in the iliac crest, which is often painful and slow healing. We estimate that 400,000 spinal fusions are done annually, of which approximately 200,000 procedures use autograft material and another 100,000 non-spinal fusion related procedures use harvested material.

   We believe that CORTOSS Injectable can be used to repair the bone void left by the harvest procedure at the time of surgery and may reduce pain and speed healing time.

CORTOSS Implants

   Spine Revision. Spine revision surgery to restore the shape and alignment of the spine is performed on patients suffering from deformities of the spine such as scoliosis, which is a deviation in the normal curvature and alignment of the spine. Spine revision and reconstruction procedures often require the use of human cadaver bone to provide bone structure for the surgical repair. Cadaver bone has various drawbacks, such as limited supply, poor and inconsistent quality, and may not be accepted by all patients and physicians due to concern over possible disease transmission. We believe there is a market need for non-cadaver based revision products.

   We believe CORTOSS Implants have the potential to address this need. CORTOSS Implants are made of a combination of a CORTOSS outer shell and a VITOSS Scaffold inner core that can be made in virtually any size and shape to fit the clinical need. We believe the VITOSS Scaffold inner core will provide an interconnected series of calcium phosphate micro pores similar to the porosity of cancellous bone, and we expect it to be fully resorbable resulting in new bone formation. We have identified the initial prototype design of the CORTOSS Implants and have begun formulation development and initial mechanical studies.

ORTHOCOMP

   Reconstructive Joint Implant Procedures. Many patients, due to either injury or osteoarthritis, need to have a skeletal joint, such as a hip or knee, replaced by an artificial one made of metal or other materials. There are approximately 1.1 million procedures performed with hip and knee prosthesis worldwide. Although non-cement products are available, we estimate that in approximately 65% of implant procedures bone cement is used to secure the new joint to the bone. Currently, PMMA is typically used in this procedure and Howmedica, producer of the Simplex brand of PMMA cement, has the dominant market share. We believe that ORTHOCOMP possesses superior mechanical and bioactive properties, and uses a more efficient delivery system than PMMA.

   As further described in Sales and Marketing on June 9, 1998, we entered into a series of agreements with Howmedica under which we will collaborate with Howmedica to further develop our ORTHOCOMP products.

   We have successfully completed a pilot preclinical study for the use of ORTHOCOMP Injectable in joint implant procedures and are now moving this program forward into a full-scale preclinical study. Successful results from that study will allow our filing an Investigative Device Exemption ("IDE") for the start of clinical studies.

Research and Development

   Our products under development to date have been the result of our internal research and development activities related more to applied research than that of basic research discovery. We have also gained access to intellectual property resulting from certain research carried out at the University of Pennsylvania through a license and technology transfer agreement (the "Penn License Agreement"). The Penn License Agreement grants us an exclusive, worldwide right and license to use and sell products that utilize biomaterials and certain bioactive glass fiber technology protected by the University of Pennsylvania's patent rights for use in medical, dental and veterinary fields. We issued 120,008 shares of our stock to the University of Pennsylvania as partial consideration for the exclusive license. Additionally, in order to retain our rights under the Penn License Agreement, we need to pay for the related patent prosecution costs. We have agreed to pay a royalty of 4% of the net sales of any products made by us that utilize technology covered by the Penn License Agreement.

   In addition, we may seek to enter into strategic alliances, or license patented technologies or develop additional technologies to broaden our future product offerings. We have incurred $5.3 million, $2.8 million and $2.0 million in research and development expense in 1999, 1998 and 1997, respectively.

Patents and Proprietary Intellectual Property

   We intend to file applications as appropriate for patents covering our technologies, products and processes. As of March 24, 2000, we own or control six issued U.S. patents, six pending patent applications in the United States and numerous counterparts of certain of these patents and pending patent applications in Europe and Japan. There can be no assurance that patents will be issued from any of the pending patent applications. Since patent applications in the United States are maintained in secrecy until issued, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries, we cannot be certain that we or any of our licensors were the first creator of inventions covered by pending patent applications or that we or any of our licensors were the first to file patent applications for such inventions. Further, there can be no assurance that the claims allowed under any issued patents will be sufficiently broad as to protect our proprietary position in the technology. In addition, there can be no assurance that any patents issued to us or any of our licensors will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide commercially useful competitive advantages to us.

   On July 23, 1994, U.S. Biomaterials Corporation filed with the U.S. Patent and Trademark Office a Request for Reexamination of the FBFC U.S. Patent which provides patent protection in the U.S. for BIOGRAN. This patent has now been assigned to 3i who purchased the BIOGRAN product line in March 2000. FBFC filed a response in this proceeding, establishing that the claims of the FBFC Patent were properly allowed. As a result, a Certificate of Reexamination was issued by the U.S. Patent and Trademark Office confirming the patentability of all claims of the FBFC Patent without amendment. However, U.S. Biomaterials Corporation also instituted a nullification proceeding against the European counterpart to the FBFC U.S. Patent. The opposition division of the European Patent Office tentatively decided in FBFC's favor, but the matter is still proceeding under an appeal. In connection with the BIOGRAN sale to 3i, 3i has assumed control of this matter and we have agreed to reimburse for the associated legal costs and to provide them with certain indemnification with respect to the matter.

Spine Advisory Panel

   We have a Spine Advisory Panel of physician experts that provides advise and guidance to us in our spinal product development programs regarding potential clinical uses of our products. Certain members of the Spine Advisory Panel have received options to purchase common stock of the Company, a practice that the Company may continue in the future.

Manufacturing and Product Supply

   Our ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize our products will depend in part upon our ability to manufacture our products at a competitive price and in accordance with applicable FDA and other regulatory requirements, including Quality System Requirements ("QSR") and current Good Manufacturing Practice ("GMP") regulations.

   We currently manufacture adequate supplies of product for clinical trials and other studies. In order to sell our products on a commercial basis, we are in the process of expanding our facilities and scaling-up our manufacturing processes. Certain of our key raw materials used in the manufacturing of CORTOSS Injectable and VITOSS Scaffold are purchased from third party vendors some of whom are our only source of such raw materials.

Sales and Marketing

   We intend to market our products, upon receipt of the necessary regulatory approvals, through a combination of exclusive third-party strategic alliances and arrangements with agents and distributors, depending upon the clinical indications for which the products are intended and the geographic region in which they are to be sold.

   On June 9, 1998, we entered into a series of agreements with Howmedica under which we will collaborate with Howmedica to further develop our ORTHOCOMP products. Under these agreements, we granted Howmedica the exclusive worldwide right to use and sell our ORTHOCOMP products for joint replacement surgery. We will earn payments if and when various milestones are reached during the development and approval process for this indication up to an aggregate of $4,500,000. If the necessary regulatory approvals are received in the United States, the European Union or Japan, Howmedica will be required to purchase from us a minimum volume of ORTHOCOMP products for each region in which approval has been obtained for a six-year period. The annual minimum purchase requirements may be set aside if, during the period from the third anniversary of Howmedica's first commercial sale of an ORTHOCOMP product until the fifth anniversary of such sale, Howmedica elects to purchase exclusive manufacturing rights of ORTHOCOMP from us for a one-time payment of $7,000,000. In addition, if Howmedica makes this election, they would make royalty payments to us on future sales during the term of the Development and License Agreement equal to 10% of Howmedica's net sales of ORTHOCOMP products in territories with a valid claim of patent, or 5% of net sales in territories with no such valid claim of patent.

   We intend to seek arrangements with distributors and agents for the sale and distribution of CORTOSS Injectable and VITOSS Scaffold in the U.S. and Europe. Additionally, we seek to enter into a strategic alliance with an orthopaedic company in Japan for the distribution, selling and marketing of CORTOSS Injectable and VITOSS Scaffold.

Competition

   Competition in the medical device industry is intense in both the U.S. and Europe with rapid product development and technological advancement. Our products could be rendered noncompetitive or obsolete by technological advancements made by current or potential competitors. There can be no assurance that we will be able to respond to technological advancements through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution and technological resources than us. Such existing and potential competitors may be in the process of seeking FDA or other regulatory approvals, or patent protection, for their respective products. They may also enjoy substantial advantages over us in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise or the development of distribution channels. Since our products compete with procedures that have, over the years, become standard within the medical community, there can be no assurance that the procedures underlying our products will be able to replace more established procedures and products. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

   In the orthopaedic market, we face competition from existing products and companies, and potential competition from emerging companies developing bone substitutes. In orthopaedic applications for trauma, we believe our VITOSS Scaffold matrix will face competition from similar products currently on the market or that may enter the market in the near future. We believe that VITOSS Scaffold may have certain superior characteristics such as thorough interconnected porosity, rapid resorption and replacement by bone. There are no known products that have received FDA approval or a CE Mark for screw augmentation and vertebroplasty that would be in competition with CORTOSS Injectable for these indications; however, we may face off-label use of PMMA. The reconstruction joint implant market is dominated by the use of PMMA, and Howmedica, the producer of Simplex cement, has the dominant market share. We believe that ORTHOCOMP has certain desirable attributes, such as higher compressive strength, lower exotherm and simple mix-on-demand delivery system. However, PMMA has been a successful product and orthopaedic surgeons will likely be conservative in accepting new cements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Dependence on the Commercial Success of CORTOSS and VITOSS."

Government Regulation

   In order to market our products, we must apply for and be granted all necessary regulatory approvals in Europe, the United States, Japan and other selected geographic territories. There can be no assurance that we will succeed in obtaining any of the necessary regulatory approvals described below.

 Europe

   In order to sell our products within the European Economic Area, we are required to achieve compliance with the requirements of the European Union Medical Devices Directive (the "MDD") and affix CE marking on our products to attest such compliance. To achieve this, our products must meet the "essential requirements" defined under the MDD relating to safety and performance and we must successfully undergo a verification of our regulatory compliance ("conformity assessment") by an independent notified body. We have selected the TNO, or the Netherlands Organization for Applied Scientific Research, as our notified body. The nature of the conformity assessment will depend on the regulatory class of our products. Under European law, our products are likely to be in Class III. In the case of Class III products, we must (as a result of the regulatory structure which we have elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD (this corresponds to a quality system for design in ISO 9001 and EN 46001 standards). The Notified Body must audit this quality system and determine if it meets the requirements of the MDD. In addition, the Notified Body must approve the specific design of each device in Class III. As part of the design approval process, the Notified Body must also verify that the products comply with the essential requirements of the MDD. In order to comply with these requirements, we must, among other things, complete a risk analysis and may be required to present sufficient clinical data. The clinical data presented by us must provide evidence that the products meet the performance specifications claimed by us, provide sufficient evidence of adequate assessment of unwanted side effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. We will be subject to continued surveillance by the Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. We also will be required to comply with additional national requirements that are beyond the scope of the MDD.

   We are in the process of implementing policies and procedures that are intended to allow us to receive International Standards Organization
("ISO") 9000 series certification of our processes. ISO 9000 series certification is one of the quality systems satisfying the CE Mark certification requirements for all products manufactured in the United States.

 United States

   The medical devices that we intend to manufacture and market are subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

   In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, Class I devices, the least regulated category, are subject to general controls and Class II devices are subject to general and special controls. Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness. Our products are either Class II or Class III devices.

   Before a new device can be introduced into the market, the manufacturer must generally obtain market clearance through either a 510(k) notification or a premarket approval ("PMA") through a PMA application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies be performed to establish the device's "substantial equivalence."

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

   A "not substantially equivalent" determination, or a request for additional information, could delay or prevent the market introduction of new products for which we file such notifications. For any of our products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions. The FDA has recently implemented a policy, under which certain device modifications may be submitted as a "Special 510(k)," which will require only a 30-day review. Special 510(k)'s will be limited to those device modifications that do not affect the intended use or alter the fundamental scientific technology of the device and for which substantial equivalence can be demonstrated through design controls.

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

   An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended should the FDA ask for more information or clarification of information already provided in the submission. Pursuant to FDAMA, the FDA has established a number of policies and procedures intended to streamline preparation and review of PMAs. These include the opportunity for device sponsors to obtain FDA agreement in writing on an investigational plan, the opportunity to meet with FDA within 100 days of the PMA's filing to review its status, the ability to rely on compliance with certain national or international standards to satisfy certain PMA requirements, and increased use of post market controls to reduce PMA data requirements. There can be no assurance that we will benefit from any of these new policies or procedures.

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

   If clinical trials of a device are required in connection with either a 510(k) notification or a PMA application and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an IDE application prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is reviewed and approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "non-significant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs, but not the FDA. For "significant risk" devices, an IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. IRB approval may be required for changes in the investigational plan for both non-significant risk and significant risk devices.

   Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FFD&C Act requires devices to be manufactured in accordance with GMP regulations that impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Revisions to the GMP regulations impose new design control requirements on device manufacturers that may increase the cost of complying with GMP requirements. Medical devices are also subject to post market reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product.

   Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved or uncleared uses. Pursuant to the FDAMA, however, limited dissemination of information on unapproved uses is permitted; provided certain procedures are followed and certain commitments are made. Our products and we are also subject to a variety of state laws and regulations in those states or localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

Third-Party Reimbursement

   Successful sales of our products in the United States and other markets will depend on the availability of adequate reimbursement from third-party payers. In the United States, health care providers, such as hospitals and physicians that purchase medical devices for treatment of their patients, generally rely on third-party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance reimbursement plans are central to new product acceptance. For the U.S. government, coverage and reimbursement decisions for patients eligible to receive public health care benefits are made by the Health Care Financing Administration ("HCFA"), which administers the U.S. Medicare and Medicaid programs. The market for our products could be adversely affected by U.S. legislation that reduces reimbursements under the cost reimbursement system for the U.S. Medicare program. In certain circumstances, such as many procedures involving PMMA cement, HCFA deems such procedures "approvable" and reimburses the providers for such services. The U.S. Medicare inpatient reimbursement system is a prospective reimbursement system whereby rates are set in advance, fixed for a specific fiscal period, constitute full institutional payment for the designated health service and generally do not vary with hospital treatment costs. Medicare reimburses outpatient services based on a predetermined fee schedule.

   In addition, an increasing emphasis on managed care in the U.S. has placed, and will continue to place, greater pressure on medical device pricing. While we cannot predict the effect such changes may have on our business, the announcement of such proposals could have a material adverse effect on our ability to raise capital. In addition, the adoption of such proposals would have a material adverse effect on our business, financial condition and results of operations. Failure by hospitals and other users of our products to obtain coverage or reimbursement from third-party payors or changes in governmental and private third-party payors' policies toward reimbursement for procedures employing our products would reduce demand for our products.

   Member countries of the EU operate various combinations of centrally financed health care systems and private health insurance systems. The relative importance of government and private systems varies from country to country. The choice of devices is subject to constraints imposed by the availability of funds within the purchasing institution. Medical devices are most commonly sold to hospitals or health care facilities at a price set by negotiation between the buyer and the seller. A contract to purchase products may result from an individual initiative or as a result of a competitive bidding process. In either case, the purchaser pays the supplier, and payment terms vary widely throughout the EU. Failure to obtain favorable negotiated prices with hospitals or health care facilities could adversely affect sales of our products.

   In Japan, at the end of the regulatory approval process, the Ministry of Health and Welfare ("MHW") makes a determination of the reimbursement level of the product. The MHW can set the reimbursement level for our products at their discretion, and we may not be able to obtain regulatory approval in Japan or if such approval is granted, we may not obtain a favorable per unit reimbursement level.

Product Liability and Insurance

   Our business involves the risk of product liability claims. While we have not experienced any product liability claims to date, there can be no assurance that product liability claims will not be asserted against our licensees or us. Although we maintain product liability insurance in the annual aggregate amount of up to $3 million, there can be no assurance that this coverage will be adequate to protect us against future product liability claims. In addition, product liability insurance is expensive and there can be no assurance that product liability insurance will be available to us in the future on terms satisfactory to us, if at all. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.

Employees

   As of December 31, 1999, we had 50 full-time employees, consisting of eleven persons in research and development activities, seventeen persons in manufacturing, quality and facilities, three persons in clinical, medical and regulatory affairs, seven persons in sales and marketing, eleven persons in general and administrative functions, and one employee at our office in Belgium. We had an average of 42, 33 and 53 employees in 1999, 1998 and 1997, respectively. The increased number of employees from 1998 to 1999 is attributed to our continued development of manufacturing, process technology and research and development.

The decline in employment from 1997 to 1998 is a result of our greater reliance on exclusive third-party strategic alliances, such as our alliance with 3i, and a reduced reliance on a direct sales force.

Item 2. Properties

   Our headquarters are located at the Great Valley Corporate Center, Malvern, Pennsylvania, which is a suburb of Philadelphia. We conduct all of our principal activities at two adjacent facilities that total 32,000 square feet, and which are leased or have renewal options through February 2005. We also have our international sales and marketing activities based in our administrative office in Grez Doiceau, Belgium.

Item 3. Legal Proceedings

   In May 1996, the University of Florida Research Foundation, Inc., U.S. Biomaterials Corporation and Block Drug Corporation filed a complaint in the U.S. District Court for the Northern District of Florida, against us, a distributor of BIOGRAN, and our former Chairman. This action charged the defendants with infringement of U.S. Patent No. 4,851,046, said to be assigned to the University of Florida Research Foundation and said to be exclusively licensed to U.S. Biomaterials Corporation. In April 1998, the court granted our summary judgment motion stating that the BIOGRAN product does not infringe this patent. The complaint also alleges false representation, unfair competition, false advertising and trade disparagement under U.S. federal and Florida state law and these complaints were settled with the Plaintiffs in September 1998. During September 1998, the Plaintiffs filed with the U.S. Court of Appeals for the Federal Circuit a request for an appeal of the U.S. District Court's summary judgment with respect to the patent infringement claim. On October 6, 1999 the U.S. Court of Appeals entered an order affirming our motion for summary judgment and dismissing a complaint for patent infringement. On January 4, 2000, the time period for filing a petition by the plaintiffs with the U.S. Supreme Court expired; accordingly, this matter is considered to be finalized in the United States.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

   The Common Stock of the Company is quoted on the European Association of Securities Dealers Automated Quotation ("EASDAQ"). Our ticker symbol is "VITA". The following table reflects the range of high and low closing prices for the common stock as reported on the EASDAQ for the stated periods.

                                                                     High   Low
                                                                     ----- -----
   First Quarter, 1999.............................................. $7.40 $4.00
   Second Quarter, 1999.............................................  6.50  5.00
   Third Quarter, 1999..............................................  6.40  3.85
   Fourth Quarter, 1999.............................................  6.25  4.30

   As of December 31, 1999 there were 327 holders of record of our common stock. On March 15, 2000, the last reported sale price of the common stock as reported on the EASDAQ was $8.62 per share.

   We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following table presents selected historical consolidated financial data that have been derived from the consolidated financial statements of Orthovita, Inc. and subsidiaries as of and for each of the five years in the period ended December 31, 1999 which have been audited by Arthur Andersen, LLP, independent public accountants. This data should be read in conjunction with our consolidated financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this document.

                                          Year Ended December 31,
                          ----------------------------------------------------------
                             1999         1998        1997        1996       1995
                          -----------  ----------  ----------  ---------- ----------
Statement of Operations
 Data:
Net revenues(1).........  $ 1,054,120  $2,780,658  $3,311,540  $1,860,326 $  577,753
Cost of sales...........      324,590     927,792   1,096,848     887,236    695,998
Operating expenses......   10,755,317   7,897,961   9,998,945   7,162,104  3,066,399
Other (income)
 expenses...............     (529,193)   (344,307)    169,066     250,939    151,406
Extraordinary item--
 (gain).................          --          --     (397,402)        --         --
Accretion of preferred
 stock..................          --      391,213     536,517         --         --
                          -----------  ----------  ----------  ---------- ----------
Net loss applicable to
 common shareholders....  $ 9,496,594  $6,092,001  $8,092,434  $6,439,953 $3,336,050
                          ===========  ==========  ==========  ========== ==========
Net loss per common
 share, basic and
 diluted................  $      0.83  $     0.73  $     1.60  $     1.60 $     1.04
                          ===========  ==========  ==========  ========== ==========
Shares used in computing
 net loss per common
 share, basic and
 diluted................   11,411,896   8,314,679   5,050,397   4,036,150  3,215,000
                          ===========  ==========  ==========  ========== ==========

                                             As of December 31,
                         -------------------------------------------------------------
                            1999        1998        1997         1996         1995
                         ----------- ----------- -----------  -----------  -----------
Balance Sheet Data:
Cash, cash equivalents
 and short-term
 investments............ $ 8,873,545 $15,355,808 $ 2,257,902  $   253,465  $   762,678
Total assets............  11,321,446  18,888,632   4,862,010    1,546,137    1,508,288
Working capital
 (deficit)..............   4,118,730  14,471,102  (1,080,859)  (3,140,323)    (914,732)
Long-term debt..........     616,726     737,427     832,991    1,588,539    1,645,374
Redeemable convertible
 preferred stock........         --          --    7,383,090          --           --
Total shareholders'
 equity (deficit).......   5,646,669  15,528,575  (7,712,696)  (4,088,685)  (2,145,693)

--------
(1) Net revenues consist solely of sales of our BIOGRAN dental grafting product. From product launch in 1994 until April 1998, we sold BIOGRAN directly to our dental customers, and beginning in May 1998, we sold BIOGRAN through our global distributor Implant Innovations, Inc. ("3i"). On March 22, 2000, we sold the BIOGRAN dental grafting product line to 3i for $3.9 million.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   In addition to historical facts or statements of current conditions, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipated," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms similar in meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopaedic and medical device industries as well as more specific risks discussed throughout this document. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you are cautioned not to place too much reliance on any such forward-looking statements. Furthermore, we do not intend, and are not obligated to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We claim the protections afforded by the Private Securities Litigation Reform Act of 1995, as amended, for our forward-looking statements.

Certain Risks Related to Our Business

 We are dependent on the commercial success of CORTOSS Injectable and VITOSS Scaffold.

   Our success depends on obtaining regulatory approval for and successfully launching our products. VITOSS Scaffold and CORTOSS Injectable, which are our products furthest along in development, must be approved and successfully launched during the next several years. To successfully commercialize our products, our management team must rapidly execute our manufacturing, sales and marketing plans. At the same time, our management team must manage anticipated growth by implementing effective planning and operating processes. To manage anticipated growth in operations, we may need to increase our manufacturing and quality assurance staff, expand our manufacturing facility and expand our marketing and distribution management staff. Our systems, procedures and controls may not be adequate to support our expected growth in operations. If we fail to manage our growth effectively, our business could suffer.

   We are dependent on the commercial success of CORTOSS Injectable and VITOSS Scaffold, and in particular:

  -- the need to obtain their regulatory approval,

  -- the need to develop at-scale manufacturing capability and capacity for these products,

  -- the need to build an effective sales and distribution network,

  -- uncertainty of operating in international markets, and

  -- the need for the market place to accept VITOSS and CORTOSS.

Each of these factors is described in more detail below.

 We need to obtain regulatory approval.

   The jurisdictions in which we will seek to market our bone substitutes will regulate these products as medical devices. In most circumstances, we and our distributors and agents must obtain various regulatory approvals and otherwise comply with extensive regulations regarding safety, quality and efficacy standards. These regulations vary from country to country, and the regulatory review can be lengthy, expensive and uncertain. We may not ultimately obtain the necessary regulatory approvals to market our products in any of the targeted markets and any such regulatory approval may include significant restrictions on the anatomic sites and types of procedures for which our products can be used. In addition, we may be required to incur significant costs in obtaining or maintaining our regulatory approvals. The regulatory requirements in some of the jurisdictions where we currently intend to market our products are outlined below.

   Modification of our products or development of new products may require us to conduct additional clinical trials for these new or modified products and to revise our filings with the FDA, which is time consuming and expensive. If we were not successful in obtaining a license or redesigning our product, our business could suffer.

 United States

   Regulation by FDA. Pursuant to the U.S. Federal Food, Drug, and Cosmetic Act (the "FFD&C Act"), the FDA regulates the clinical testing, manufacturing, labeling, sale, distribution and promotion of medical devices. Before we may market our products in the U.S., we generally must obtain from the FDA either market clearance through a Section 510(k) premarket notification or premarket approval through PMA application. In December 1999, we filed a 510(k) with the FDA for VITOSS Scaffold, based on the data from our preclinical studies, and we intend to file a 510(k) in 2000 with the FDA for CORTOSS Injectable on a similar basis. There can be no assurance that the FDA will find either of our applications acceptable or "substantially equivalent." If not, then we will have to pursue the PMA regulatory path which would require the addition of data from clinical trials. This would result in a significant delay in the receipt of regulatory clearance from the FDA. In addition, there can be no assurance that the data from such clinical trials would support the receipt of regulatory clearance from the FDA.

 European Union and Other International Markets

   General. The introduction of our products in markets outside the U.S. will also be subject to regulatory clearances in those jurisdictions, which may impose substantial additional costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on devices. In addition, each country has our own tariff regulations, duties and tax requirements. The approval by the foreign government authorities is unpredictable and uncertain, and the necessary approvals or clearances may not be granted on a timely basis, if at all. Delays in receipt of, or failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could substantially limit our ability to market our products.

   Requirement of CE marking in the EU. To market a product in the European Union (the "EU"), we must be entitled to affix a CE marking, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE marking allows us to market a product in all of the member states of the EU. We intend to seek to obtain a CE Mark from our notified body for the use of VITOSS Scaffold in metaphyseal defects, based on the data from our preclinical studies, and we intend to seek to obtain a CE Mark from our notified body for the use of CORTOSS Injectable in screw augmentation and vertebroplasty supported by the data from the ongoing clinical trials in Europe. There can be no assurance our notified body will find any of our applications acceptable. We may be required to obtain additional data from clinical trials for VITOSS Scaffold, which would result in a significant delay in the receipt of the CE Mark for that product. In addition, there can be no assurance that the data from any of our clinical trials would support the receipt of the CE Mark by our notified body.

   Requirement of MHW approval in Japan. In Japan, the approval of VITOSS Scaffold and CORTOSS Injectable are likely to require clinical trials conducted in Japan. Accordingly, we intend to seek a third party strategic alliance to conduct such trials, obtain the necessary regulatory approvals and to market our products in Japan. There can be no assurance that we will be successful in entering into such an alliance or that, if successful, such third party will succeed in conducting such clinical trials or in obtaining the necessary regulatory approvals in Japan.

 We need to develop at-scale manufacturing capability and capacity and we have limited manufacturing experience.

   We have limited manufacturing capacity and experience. Our future success is dependent on our ability to manufacture our products in commercial quantities, in compliance with regulatory requirements and in a cost-effective manner. In order to do so we need to scale up our manufacturing processes and facilities. There can be no assurance that we will be successful in scaling-up and manufacturing our products in a cost-effective manner. The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with GMP's, QSR's, ISO 9000 Series standards and equivalent requirements. There can be no assurance that the regulatory authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in GMP's, QSR's or other requirements and request, or seek, remedial action. Failure to comply with such regulations or delay in attaining compliance may adversely affect our manufacturing activities. We may not be able to obtain necessary regulatory approvals or clearances to manufacture on a timely basis, if at all.

   Our ability to manufacture VITOSS Scaffold and CORTOSS Injectable is dependent on a limited number of specialty suppliers of certain raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Although we believe that we maintain good relationships with our suppliers, there can be no guarantee that such supplies and services will continue to be available with respect to our current and future commercialized products.

 We need to build an effective sales and distribution network.

   We currently do not have a distribution channel for our products in either the U.S. or in Europe. We intend to build a distribution network of independent distributors and agents in both the U.S. and Europe in order to market CORTOSS Injectable and VITOSS Scaffold. The following describe the risks associated with these efforts:

   Any failure to build and manage our distributor organization may negatively affect our potential market share and revenues. There are significant risks involved in building and managing our distribution network, including the failure to manage the development and growth of such a network, the failure to adequately train both our employees and our outside sales agents and distributors in the use and benefits of our products and the dependence on outside agencies and distributors, over which we have limited or no control.

   The amount and timing of resources that are devoted to the performance of the contractual responsibilities by our distributors and agents will not be within our control. There can be no assurance that third parties will perform their obligations as expected, pay any required fees to us or market any products under these agreements, or that we will derive any revenue from such arrangements. Certain agreements may also permit these third parties to pursue existing or alternative products in preference to our products. There can be no assurance that our interests will continue to coincide with those of these third parties or that they will not distribute products that could compete with our products.

 There are uncertainties when operating in international markets.

   We intend to operate in international markets and a number of risks are inherent in international operations. International sales and operations may be limited or disrupted by the imposition of governmental controls, difficulties in managing international operations, and fluctuations in foreign currency exchange rates. The international nature of our business subjects us and our representatives, agents and distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products are sold.

   In Japan, the approval of VITOSS Scaffold and CORTOSS Injectable are likely to require clinical trials. Accordingly, we intend to seek a third party strategic alliance to conduct such trials, obtain the necessary regulatory approvals and to market our products in Japan. There can be no assurance that we will be successful in entering into such an alliance or that, if successful, such third party will succeed in marketing our products in Japan.

 The market place may not accept any of our products.

   Because the markets for our products are new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of these markets. Physicians will not use our products unless they determine, based on experience, clinical data and recommendations from prominent physicians and mentors, that our products are safe and effective. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement for our products.

   We may fail to gain market acceptance for our products, as a result of:

  . our dependence on the continued publication of independent pre-clinical and clinical data to support the use of our products;

  . our failure to train a sufficient number of physicians to create demand for our products;

  . the refusal of payors to authorize insurance reimbursement for procedures using our products.

   Physicians and payors may not support the use of our products because there is only limited preclinical or clinical data to support their effectiveness. Our products are based on new technologies which have not been previously used and must compete with more established treatments currently accepted as the standards of care. Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. We expect our initial product sales to be made to a group of early adopting physicians. Further sales may require us to convince physicians who currently favor existing techniques to switch to our products or to new procedures that would use our products. Many physicians will not purchase our products until there is sufficient, long-term clinical evidence to convince them to alter their existing treatment methods. In addition, some payors require the publication of peer reviewed clinical data before authorizing payment. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our products, and we are not certain that any such recommendations or endorsements can be obtained. There has been no published clinical data for our products. Thus, continued publication of positive clinical data and longer-term patient follow-up are necessary for us to achieve significant sales growth.

   Any failure in our physician training efforts could also significantly reduce adoption rates. It is critical to the success of our sales effort to train a sufficient number of physicians and to provide them adequate instruction in the use of our products. We will rely on physicians to spend their time and money to attend our training sessions. If physicians are not properly trained they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our product sales.

   Successful sales of our products in the United States and other markets will depend on the availability of adequate reimbursement from third-party payers. In the United States, health care providers, such as hospitals and physicians that purchase medical devices for treatment of their patients, generally rely on third-party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance reimbursement plans are central to new product acceptance. For the U.S. government, coverage and reimbursement decisions for patients eligible to receive public health care benefits are made by the Health Care Financing Administration ("HCFA"), which administers the U.S. Medicare and Medicaid programs. The market for our products could be adversely affected by U.S. legislation that reduces reimbursements under the cost reimbursement system for the U.S. Medicare program. In certain circumstances, such as many procedures involving PMMA cement, HCFA deems such procedures "approvable" and reimburses the providers for such services. The U.S. Medicare inpatient reimbursement system is a prospective reimbursement system whereby rates are set in advance, fixed for a specific fiscal period, constitute full institutional payment for the designated health service and generally do not vary with hospital treatment costs. Medicare reimburses outpatient services based on a predetermined fee schedule.

   In addition, an increasing emphasis on managed care in the U.S. has placed, and will continue to place, greater pressure on medical device pricing. While we cannot predict the effect such changes may have on our business, the announcement of such proposals could have a material adverse effect on our ability to raise capital. In addition, the adoption of such proposals would have a material adverse effect on our business, financial condition and results of operations. Failure by hospitals and other users of our products to obtain coverage or reimbursement from third-party payors or changes in governmental and private third-party payors' policies toward reimbursement for procedures employing our products would reduce demand for our products.

   Member countries of the EU operate various combinations of centrally financed health care systems and private health insurance systems. The relative importance of government and private systems varies from country to country. The choice of devices is subject to constraints imposed by the availability of funds within the purchasing institution. Medical devices are most commonly sold to hospitals or health care facilities at a price set by negotiation between the buyer and the seller. A contract to purchase products may result from an individual initiative or as a result of a competitive bidding process. In either case, the purchaser pays the supplier, and payment terms vary widely throughout the EU. Failure to obtain favorable negotiated prices with hospitals or health care facilities could adversely affect sales of our products.

   In Japan, at the end of the regulatory approval process, the MHW makes a determination of the reimbursement level of the product. The MHW can set the reimbursement level for our products at their discretion, and we may not be able to obtain regulatory approval in Japan or if such approval is granted, we may not obtain a favorable per unit reimbursement level.

 We have a history of operating losses and need to raise additional capital that may not be available in the future.

   We have experienced negative operating cash flows since our inception. We plan to continue to spend substantial funds for clinical trials in support of regulatory and reimbursement approvals, research and development, and the establishment of our commercial scale manufacturing capabilities and in support of potential product launch. Factors which may cause our future capital requirements to be greater than anticipated include the extent to which unforeseen developments arise with our clinical trials, timing of regulatory approval, research and development or manufacturing activities, market acceptance of our products, the acquisition and defense of intellectual property rights or the development of strategic alliances for the marketing of certain of our products. We believe our existing cash as of December 31, 1999 together with the cash generated from the closing of the BIOGRAN sale will be sufficient to meet our currently estimated operating and capital requirements through at least December 31, 2000. We will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. Any such required financing may not be available on satisfactory terms, if at all. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. If additional funds are raised through the issuance of debt securities, these securities could have certain rights senior to holders of common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If adequate financing is not available, we may be required to delay, scale back or eliminate certain operations.

   We have incurred substantial operating losses since our inception and, at December 31, 1999, had an accumulated deficit of approximately $36.4 million. These losses have resulted principally from expenses required to be incurred before we can begin marketing our products, including the development and patenting of our technologies, preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory bodies, and the development of sales, marketing and manufacturing capabilities. We expect to continue to incur significant operating losses in the future as we continue our product development efforts, expand our marketing and sales activities and further develop our manufacturing capabilities.

   We may never become profitable. Our future sales of product from our synthetic cortical and cancellous bone technology platforms, if any, may not grow, and we may not be able to achieve or maintain profitability in the future.

   Our results of operations may fluctuate significantly in the future as a result of a number of factors, many of which are outside of our control. These factors include, but are not limited to, the timing of governmental approvals, unanticipated events associated with clinical and preclinical trials, the medical community's acceptance of our products, the success of competitive products, our ability to enter into strategic alliances with other companies, expenses associated with development and protection of intellectual property matters, establishment of commercial scale manufacturing capabilities, and the timing of expenses related to commercialization of new products. The results of our operations may fluctuate significantly from quarter to quarter and may not meet expectations of securities analysts and investors.

 Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products.

   General. Our success will depend in part on our ability to protect our proprietary technology and we rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure and confidentiality agreements and other contractual restrictions to do so.

   However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our patents that have been issued may be challenged, invalidated or circumvented by third parties. In addition, while we have received notices of allowance with respect to some patent claims for certain of our products, our patent applications and the notices of allowance we have received, may not issue as patents in a form that will be advantageous to us. Our patents and applications cover particular aspects of our products and technology. There may be more effective technologies, designs or methods. If the most effective treatment method is not covered by our products or applications, it could have an adverse effect on any product sales. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Finally, even if our intellectual property rights are adequately protected, litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and result in a substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and compete more directly with which could result in a decrease in our market share.

   Intellectual Property Rights of Others. We may be sued for violating the intellectual property rights of others. While we attempt to ensure that our products do not infringe other parties' patents and proprietary rights, our products may infringe. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is, in many cases, not certain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents that one or more of our products may inadvertently be infringing of which we are unaware. As the number of competitors in the markets for minimally invasive treatment of spinal, trauma and joint disorders grows, the possibility of a patent infringement claim against us increases. There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry generally and in the spinal market segments particularly. Infringement and other intellectual property claims, whether with or without merit, can be expensive and time-consuming to litigate and divert management attention from our core business. Our products may be covered by U.S. patents held by our competitors. We have made a careful analysis in consultation with our experts and, based on such analysis, we believe that either such patents or claims are invalid or if valid we do not infringe. If the holder of patents brought an infringement action against us, the cost of litigating the claim could be substantial. In addition, if the relevant patent claims were upheld as valid and enforceable and our products were found to infringe the patent, we could be prevented from selling the relevant product unless we could obtain a license from the owner of the patent or were able to redesign our product to avoid infringement. A license may not be available or if available may be on terms unacceptable to us, or we may not be successful in any attempt to redesign our products to avoid any infringement.

   In addition, to determine the priority of inventions, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or in opposition, nullity or other proceedings before foreign agencies with respect to any of our existing patents or patent applications or any future patents or applications, which could result in substantial cost to us. Further, we may have to participate at substantial cost in International Trade Commission proceedings to abate importation of goods that would compete unfairly with our products.

   Company Patents. We intend to file applications as appropriate for patents covering our technologies, products and processes. As of March 24, 2000, we own or control six issued U.S. patents, six pending patent applications in the United States and numerous counterparts of certain of these patents and pending patent applications in Europe and Japan. There can be no assurance that patents will issue from any of the pending patent applications. Since patent applications in the United States are maintained in secrecy until issued, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries, we cannot be certain that we or any of our licensors were the first creator of inventions covered by pending patent applications or that we or any of our licensors were the first to file patent applications for such inventions. Further, there can be no assurance that the claims allowed under any issued patents will be sufficiently broad as to protect our proprietary position in the technology. In addition, there can be no assurance that any patents issued to us or any of our licensors will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide commercially useful competitive advantages to us.

   Ownership of Patents. Certain of the patents and patent applications in our patent portfolio are not owned by us, but are licensed from third parties under license agreements which give us exclusive rights for the commercial exploitation of the patents, subject to certain provisions of the license agreements. Failure to comply with these provisions could result in the loss of our rights under these agreements.

   Enforceability of Patents. Under Title 35 of the United States Code as amended by the General Agreement on Tariffs and Trade implementing the Uruguay Round Agreement Act of 1994, ("GATT"), patents that issue from patent applications filed on or prior to June 8, 1995, will enjoy a 17-year period of enforceability as measured from the date of patent issue or a 20-year period of enforceability as measured from the earliest effective date of filing, whichever is longer. Patents that issue from applications filed on or after June 8, 1995, will enjoy a 20-year period of enforceability as measured from the date the patent application was filed or the first claimed priority date, whichever is earlier. Patents that issue from applications filed on or after June 8, 1995, may be extended under the term extension provisions of GATT for a period up to five years to compensate for any period of enforceability lost due to interference proceedings, government secrecy orders or appeals to the Board of Patent Appeals or the Federal Circuit. Under the Drug Price Competition and Patent Term Restoration Act of 1984, including amendments implemented under GATT (the "Patent Term Restoration Act"), the period of enforceability of a first or basic product patent or use patent may be extended for up to five years to compensate the patent holder for the time required for FDA regulatory review of the product. This law also establishes a period of time following FDA approval of certain applications during which the FDA may not accept or approve applications for similar or identical products from other sponsors. Any extension under the Patent Term Restoration Act and any extension under GATT are cumulative. There can be no assurance that we will be able to take advantage of such patent term extensions or marketing exclusivity provisions of these laws, either as now constituted or as they may be changed by any future legislation, or that such extensions will adequately restore the time lost to the FDA approval process. Furthermore, the possibility of shorter terms of patent protection, combined with the lengthy FDA review process and possibility of extensive delays in such process, could effectively further reduce the term during which a marketed product could be protected by patents.

   Trade Secrets and Know-how. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

   FBFC Patent Challenge. On July 23, 1994, U.S. Biomaterials Corporation filed with the U.S. Patent and Trademark Office a Request for Reexamination of the FBFC U.S. Patent which provides patent protection in the U.S. for BIOGRAN. This patent has now been assigned to 3i who purchased the BIOGRAN product line in March 2000. FBFC filed a response in this proceeding, establishing that the claims of the FBFC Patent were properly allowed. As a result, a Certificate of Reexamination was issued by the U.S. Patent and Trademark Office confirming the patentability of all claims of the FBFC Patent without amendment. However, U.S. Biomaterials Corporation also instituted a nullification proceeding against the European counterpart to the FBFC U.S. Patent. The opposition division of the European Patent Office tentatively decided in FBFC's favor, but the matter is still proceeding under an appeal. In connection with the BIOGRAN sale to 3i, 3i has assumed control of this matter and we have agreed to reimburse for the associated legal costs and to provide them with certain indemnification with respect to the matter.

 The orthopaedic market is highly competitive.

   Extensive research efforts and rapid technological change characterize the market for bone substitutes and cements in the orthopaedic market. We anticipate that we will face intense competition from medical device, medical products and pharmaceutical companies. Our products could be rendered noncompetitive or obsolete by technological advances made by our current or potential competitors. There can be no assurance that we will be able to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. Such existing and potential competitors may be in the process of seeking FDA or other regulatory approvals, or patent protection, for their respective products or they may have such approvals. They may also enjoy substantial advantages over us in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise or the development of distribution channels. The attributes of our products may cause some changes in surgical techniques that have become standard within the medical community, and there may be resistance to change. In addition, such competitors may obtain regulatory approval and introduce or commercialize competing products in advance of our products.

 We may be sued in a product liability action.

   We manufacture medical devices that are used on patients in surgery, and we may be subject to a product liability lawsuit. In particular, the market for spine products has a history of product liability litigation. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. Although we maintain product liability insurance in the annual aggregate amount of up to $3 million, our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry this insurance. Finally, even a meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could result in the diversion of management's attention from our core business.

 Our business could suffer if we cannot attract and retain the services of key employees.

   We depend substantially upon the continued service and performance of our existing executive officers. We rely on our key personnel in formulating and implementing our product research, development and commercialization strategies. Our success will depend in large part on our ability to attract and retain highly skilled employees. We compete for such personnel with other companies, academic institutions, government entities and other organizations. We may not be successful in hiring or retaining qualified personnel. If one or more of our key employees resigns, it could harm our business. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees. Other than employment agreements with David
S. Joseph, our Chairman and Chief Executive Officer, Bruce A. Peacock, our President and Chief Operating Officer and Dr. Erik M. Erbe, our Vice President, Research and Development, we have not entered into any employment agreements with any of our executive officers.

 Other risks.

 We may issue preferred stock as an anti-takeover provision.

   Certain provisions of Pennsylvania law could make it more difficult for a third party to acquire us, or could discourage a third party from attempting to acquire us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, our Board of Directors may issue shares of preferred stock without your approval on such terms and conditions, and the preferred stock may have its rights, privileges and preferences determined by the Board of Directors at that time. The rights of the holders of any preferred stock that may be issued in the future may adversely affect your rights as a holder of common stock. We have no current plans to issue any shares of preferred stock.

 Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring shareholder approval.

   Our executive officers and directors own approximately 23.4% of our outstanding common stock. In addition, one of our directors controls an additional 6.9% of our outstanding common stock through the fund he manages. Accordingly, these shareholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration could have the effect of delaying or preventing a change in control. Our certificate of incorporation, our bylaws and Pennsylvania law contains provisions that could discourage a takeover. Provisions of our certificate of incorporation, bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable.

 We have not and do not intend to pay any dividends.

   We have never declared nor paid dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not intend to pay any cash dividends in the foreseeable future.

 Our stock price is highly volatile.

   Our stock price, like that of many early stage medical technology companies, may be volatile. In general, equity markets, including EASDAQ, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies or existing economic conditions. These broad market fluctuations may adversely affect the market price of our common stock. Factors such as fluctuations in our results, under performance in relation to analysts' estimates, changes in stock market analyst recommendations regarding our stock, announcements of technological innovations or new products by us or our competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by us or by others, changes in health care policy in the United States and internationally, business conditions affecting other medical device companies or the medical device industry generally, and general market conditions may cause the market price of our common stock to be highly volatile or to be significantly adversely effected.

   If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. Stock price fluctuations may be exaggerated if the trading volume of our common stock is low.

Liquidity and Capital Resources

   We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from our initial public offering. Cash, cash equivalents and short-investments decreased 42% from December 31, 1998 to 1999 due to the use of the proceeds for operating spending. As of December 31, 1999 and 1998 cash, cash equivalents and investments consisted of the following:

                                               Gross    Unrealized
                                             Unrealized   Gross    Fair Market
                               Original Cost   Gains      Losses      Value
                               ------------- ---------- ---------- -----------
December 31, 1999:
Cash and cash equivalents.....  $ 2,487,343   $    --    $    --   $ 2,487,343
Short-term investments........    6,446,469        --     (60,267)   6,386,202
                                -----------   --------   --------  -----------
                                $ 8,933,812   $    --    $(60,267) $ 8,873,545
                                ===========   ========   ========  ===========
Percentage of total assets....                                            78.4%
                                                                   ===========
December 31, 1998:
Cash and cash equivalents.....  $   842,064   $     --   $    --   $   842,064
Short-term investments........   14,414,394    106,882     (7,532)  14,513,744
                                -----------   --------   --------  -----------
                                $15,256,458   $106,882   $ (7,532) $15,355,808
                                ===========   ========   ========  ===========
Percentage of total assets....                                            81.3%
                                                                   ===========

   We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds.

   The following is a summary of selected cash flow information:

                                             Year Ended December 31,
                                       --------------------------------------
                                          1999          1998         1997
                                       -----------  ------------  -----------
Net cash used in operating
 activities........................... $(7,460,787) $ (6,335,509) $(7,588,532)
Net cash provided by (used in)
 investing activities.................   7,614,061   (14,525,341)    (413,939)
Net cash provided by financing
 activities...........................   1,472,122    19,407,435   10,008,992
Changes in comprehensive income.......      19,883        37,577       (2,084)
                                       -----------  ------------  -----------
Net change in cash and cash
 equivalents.......................... $ 1,645,279  $ (1,415,838) $ 2,004,437
                                       ===========  ============  ===========

 Net Cash Used in Operating Activities

Operating Cash Inflows--

   The principal source of our current operating cash inflows has been derived from sales of BIOGRAN product and interest income on short-term investments. Additionally in January 1999, we received a one-time reimbursement of patent defense costs of $474,580 under the Release and Termination Agreement with FBFC.

Operating Cash Outflows--

   Our cash outflows were primarily used for development and pre-clinical activities in preparation for regulatory filings of potential products. In addition, funds have been used for the leasing and fit-up of expanded facilities and the hiring and training of additional employees.

Operating Cash Flow Requirements Outlook--

   On March 22, 2000, we sold our BIOGRAN dental grafting product line to Implant Innovations, Inc. ("3i") for $3.9 million. We continued to supply BIOGRAN under the terms of our global distribution agreement with 3i prior to the closing and have associated net product revenue. After the closing of the sale agreement, we will have no product revenues derived from the sale of BIOGRAN.

   We expect operating cash outflows to continue to be driven by the expansion of our product development efforts. During the second quarter of 1999, we were cleared to begin clinical trials in Europe for the use of CORTOSS Injectable in spinal fractures due to osteoporosis and for our use in screw augmentation procedures. We also intend to seek clearance to begin clinical studies in the U.S. We expect our cash requirements to increase significantly due to efforts associated with the clinical trials as well as due to pre-commercial launch activities in the U.S. and Europe. We expect our cash flow from operating activities to continue to be negative until such time, if any, as regulatory clearances for our products are obtained and revenue received from product sales exceeds funding of operating costs. The timing of such events is dependent upon a number of variables outside of our control.

 Net Cash Provided By Investing Activities

   We have invested $354,000, $111,000 and $414,000 for the years ended December 31, 1999, 1998 and 1997, respectively in the purchase of property and equipment for the expansion of our product development capabilities. In addition during the twelve months ended December 31, 1999 and 1998, $8.0 million was provided by the net sale of investment quality marketable securities and $14.4 million was used in the net purchase of investment quality marketable securities, respectively.

Investing Cash Outlook--

   In order to provide funds for operations, we expect to continue to sell marketable securities. We expect that our use of cash for the purchase of property and equipment for 2000 may increase in comparison to that of prior periods as we scale-up manufacturing capacity for CORTOSS Injectable and VITOSS Scaffold. We have approximately $882,000 remaining on an existing capital lease line for use in funding the equipment necessary for the expansion of our development and manufacturing facilities. The timing of such expansion is dependent upon a number of variables outside of our control and include the timing of regulatory clearances for marketing of our future products, the rate of market acceptance and growth of product sales, and the lead times required to bring additional manufacturing capacity on line.

 Net Cash Provided By Financing Activities

   In December 1999, we borrowed $2.0 million on a line of credit with our Bank that was repaid in January 2000.

   During the year ended 1999, stock options and warrants to purchase 106,072 shares of common stock were exercised resulting in proceeds of $352,380. In addition during 1999, 2,732 shares of common stock were issued under our Employee Stock Purchase Plan raising $11,831.

   Our board of directors has approved a program to repurchase up to $1,000,000 worth of our common stock in open market transactions. The program is subject to specific market conditions and other factors, on the EASDAQ exchange or in negotiated transactions. Repurchases are made from time to time depending upon the market price of our common stock and other circumstances. We do not expect to make significant repurchases in 2000. During 1999, we repurchased 72,000 shares of common stock at an aggregate cost of $349,640, or approximately $4.86 per share.

Financing Requirements Outlook

   We expect to continue to use cash and investments to fund operating and investing activities. We plan to continue to spend substantial funds for clinical trials in support of regulatory and reimbursement approvals, research and development and establishment of commercial scale manufacturing capabilities. We believe existing cash, together with the cash generated from the closing of the BIOGRAN asset sale agreement with 3i will be sufficient to meet our currently estimated operating and capital requirements through at least December 31, 2000. Our future capital requirements will depend upon numerous factors, including the extent to which unforeseen clinical, regulatory, manufacturing or sales and marketing difficulties arise or to which our products gain market acceptance, the acquisition and defense of intellectual property rights, the development of strategic alliances for the marketing of certain of our products, and other competitive developments. In addition, although we have no present commitments or understandings, we may seek to expand our operations and product line via acquisitions or joint ventures and any such acquisitions or joint ventures may increase our capital requirements. We will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. This activity will result in substantial dilution to the holders of common stock or significant financial or operational restrictions. Any such required financing may not be available on satisfactory terms, if at all.

Results of Operations

   This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources." And as described therein, we expect to continue to incur significant operating losses in the future as we continue our product development efforts, expand our marketing and sales activities and further develop our manufacturing capabilities.

 Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998

   Net Revenues. Net revenues for the year ended December 31, 1999 were $1.1 million, compared to $2.8 million for the year ended December 31, 1998. Product revenues for 1999 reflect sales to 3i at a transfer price equal to 50% of 3i's sales price to its retail customers. For the same period in 1998, revenues reflect our direct sales to customers through April plus the contract minimum sales to 3i for the period May through September 1998. Under the global distribution agreement we entered into with 3i, such sales to 3i in 1998 exceeded the rate of product re-sale by 3i to its customers and resulted in product inventory at 3i. In 1999, 3i fulfilled the balance of its 1998 minimum BIOGRAN purchase commitments that were deferred to 1999 and purchased an additional $250,000 of BIOGRAN. 3i had no contracted purchase minimums during 1999.

   Gross Profit. Our gross profit for the year ended December 31, 1999 was $730,000, or 69% of net revenues, compared to $1.9 million, or 67% of net revenues, for 1998.

   Operating Expenses. Operating expenses for the year ended December 31, 1999 were $10.8 million compared to $7.9 million for the prior year. The increase in general and administrative expenses year-over-year is primarily a result of an increase in the number of employees during 1999 and a one-time $900,000 reimbursement during 1998 of patent litigation fees which was netted against our expenses. Selling and marketing expenses decreased year-over-year as a result of the elimination of the direct dental sales force when we entered into our global distribution arrangement for BIOGRAN with 3i. The increase from 1998 to 1999 in research and development expenses is attributable to the expanded development of our product pipelines and pre-clinical and clinical activities of CORTOSS Injectable for vertebroplasty and screw augmentation in Europe.

   Other Income (Expense). Other income (expense), includes interest expense, interest income and, for 1998, currency translation losses. We recorded $529,000 of other net income for the year ended December 31, 1999 compared to $344,000 of other net income for the year ended December 31, 1998. The increase in net income between 1998 and 1999 is attributed to higher average cash balances from our June 1998 initial public offering.

   Net Loss. As a result of the foregoing factors, our net loss for the year ended December 31, 1999 was $9.5 million compared to a net loss of $6.1 million for 1998.

 Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997

   Net Revenues. Net revenues for the year ended December 31, 1998 were $2.8 million compared to $3.3 million for the year ended December 31, 1997. This decrease was a result of our 3i agreement reached in 1998 that sets our selling price per unit at 50% of 3i's average selling price per unit to their customers. In 1997, we sold BIOGRAN directly to customers. We actually shipped 19% more BIOGRAN units in 1998 in comparison to 1997.

   Gross Profit. Gross profit for the year ended December 31, 1998 was $1.9 million, or 67% of net revenues, compared to $2.2 million, or 67% of net revenues, for the prior year. We realized significant BIOGRAN manufacturing cost reductions in 1998 when we consolidated our BIOGRAN manufacturing operation into the U.S. The manufacturing cost reductions enabled us to maintain our gross profit margins percentage on BIOGRAN net product revenues in 1998 as compared to 1997 even as we reduced our average selling price per unit to 50% of 3i's average selling price per unit to their customers.

   Operating Expenses. Operating expenses for the year ended December 31, 1998 were $7.9 million compared to $10.0 million for the prior year. While our arrangement with 3i has lowered our revenues, this alliance has allowed us to decrease our sales and marketing expenses by $1.4 million for the year ending December 31, 1998 as compared to 1997. Additionally there were decreases in general and administrative expenses of $1.5 million and partially offset by an increase in research and development of $778,000. We attribute the decreases in general and administrative expenses to lower expenses relating to patent litigation expenses associated with the BIOGRAN patent matter and reimbursement of those expenses from FBFC. In addition, we received reimbursement from our insurance company related to the BIOGRAN patent matter. In 1998, the Company recorded $900,000 as an offset to general and administrative expense relating to insurance proceeds and reimbursement from FBFC related to the BIOGRAN patent matter. Increases in research and development expenses are attributed to expenses incurred in preclinical activities in preparation for regulatory filings.

   Other Income (Expense). Other income (expense), include interest expense, interest income and currency translation losses. We recorded $344,000 of other income for the year ended December 31, 1998 compared to $169,000 of other expense for the year ended December 31, 1997. In 1998, we realized net interest income as a result of the investment of the initial public offering in June 1998. In 1997, the Company recorded a currency translation loss of $203,000 from the impact of exchange rate changes on intercompany balances.

   Extraordinary Gain. In 1997, we recorded an extraordinary gain of $397,000 when we were relieved of certain debt owing to the Flemish government upon our election not to pursue the commercialization of one of the dental products licensed from FBFC.

   Net Loss. As a result of the foregoing factors, our net loss for the year ended December 31, 1998 was $6.1 million compared to a net loss of $8.1 million for the prior year.

Commitments and Contingencies

   We lease office space and equipment under non-cancelable operating leases. For the years ended December 31, 1999, 1998 and 1997, lease expense was $305,000, $213,000 and $164,000, respectively. As of December 31, 1999, future minimum rent payments through the expiration of these leases are $321,000 in 2000, $166,000 in 2001, $19,000 in 2002 and $12,000 in 2003.

Subsequent Events

   On March 22, 2000, we completed the sale of our BIOGRAN dental grafting product line to 3i, a Biomet Company, for $3.9 million. 3i has been our worldwide distributor for BIOGRAN since April 1998.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Foreign Currency Risk

   The functional currency for our Belgian branch is the Belgian franc. Accordingly, all assets and liabilities related to this operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated in a separate component of Shareholders' Equity. The Belgian manufacturing facility was closed during December 1997 and subsequently the amount of expense incurred during 1999 and 1998 in Belgium has been minor. A significant fluctuation in the exchange rate between the Belgian Franc and the U.S. Dollar would not have a significant effect on our results of operations. Since entering the global distribution agreement with 3i on April 28, 1998, all product revenue was a result of domestic sales to 3i and therefore there is no significant foreign currency gain or loss for the years ended December 31, 1999 and 1998.

 Market Risk

   We are exposed to market risk through changes in market interest rates that could affect the value of our short-term investments. Interest rate changes would result in unrealized gains or losses in the market value of the short-term investments due to differences between the market interest rates and rates at the inception of the short-term investment.

   As of December 31, 1999 and 1998, our investments consisted primarily of commercial paper, United States government agency bonds and high credit quality corporate bonds. We estimate that if the average yield of our investment portfolio decreased by 100 basis points, interest income for the year ended December 31, 1999 would have decreased by approximately $185,000 during the year. This estimate assumes that the decrease occurred on the last day of each month during the years and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income and future changes in investment yields will depend on the gross amount of the Company's investments and various external economic factors. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources".

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by Item 10 of Form 10-K will be set forth under the captions "Nominees for the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting and Compliance" in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation

   See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information called for by Items 11 and 12 of Form 10-K will be set forth under the captions "Executive Compensation: Report of the Compensation Committee," "Summary Compensation Table," and "Holders of 5% or more and Directors and Officers' Ownership of Orthovita, Inc. Stock," respectively, in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

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

   3. Exhibits.  (see (c) below).

   (b) Reports on Form 8-K.

   The Company did not file a report on Form 8-K during the quarter ended December 31, 1999.

   (c) Exhibits

   The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

  3.1  Amended and Restated Articles of Incorporation of the Company **
  3.2  Amended and Restated Bylaws of the Company **
 10.18 Master Equipment Lease Agreement dated as of July 11, 1997 between the
       Company and Finova Technology Finance, Inc. *
 10.25 Amendment to the Master Equipment Lease Agreement dated as of April 15,
       1999 between the Company and Finova Technology Finance, Inc. +
 10.26 Amended and Restated 1997 Equity Compensation Plan ***
 10.27 Second Amendment to Line of Credit, Term Loan and Security Agreement and
       Second Amended and Restated Line of Credit Note +
 10.28 Asset Sale Agreement dated as of February 10, 2000 between the Company and Implant Innovations, Inc.+
 23.1  Consent of Arthur Andersen LLP +
 24.1  Power of Attorney (included in the signature page).
 27.1  Financial Data Schedule.+

--------
+  Filed herewith.
* Filed as an Exhibit to the Company's Registration Statement on Form S-1 (333-51689) on May 1, 1998 and incorporated herein by reference.
** Filed as an Exhibit to the Company's Registration Statement on Form S-1/A
   (335-51689) on June 15, 1998 and incorporated herein by reference.

*** Filed as an Exhibit to the Company's Registration Statement on Form S-8
    (333-90981) on November 15, 1999 and incorporated herein by reference.

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

                                          Orthovita, Inc.

Date: March 28, 2000
                                                  /s/ David S. Joseph
                                          By: _________________________________
                                                      David S. Joseph
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Each person in so signing also makes, constitutes and appoints David S. Joseph Chairman and Chief Executive Officer of Orthovita, Inc. and subsidiaries and Joseph M. Paiva, Vice President and Chief Financial Officer of Orthovita, Inc. and subsidiaries, and each of them acting alone, as his true and lawful attorneys-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

              Signature                          Capacity                  Date
              ---------                          --------                  ----

       /s/ David S. Joseph             Chairman, Chief Executive      March 28, 2000
______________________________________  Officer (principal
           David S. Joseph              executive officer)

       /s/ Joseph M. Paiva             Vice President and Chief       March 28, 2000
______________________________________  Financial Officer
           Joseph M. Paiva              (principal financial
                                        officer and accounting)

     /s/ Paul Ducheyne, Ph.D.          Director                       March 28, 2000
______________________________________
         Paul Ducheyne, Ph.D.

         /s/ Lew Bennett               Director                       March 28, 2000
______________________________________
             Lew Bennett

       /s/ James M. Garvey             Director                       March 28, 2000
______________________________________
           James M. Garvey

     /s/ Richard M. Horowitz           Director                       March 28, 2000
______________________________________
         Richard M. Horowitz

       /s/ Bruce A. Peacock            Director                       March 28, 2000
______________________________________
           Bruce A. Peacock

    /s/ Jos B. Peeters, Ph.D.          Director                       March 28, 2000
______________________________________
        Jos B. Peeters, Ph.D.

    /s/ Howard Salasin, Ph.D.          Director                       March 28, 2000
______________________________________
        Howard Salasin, Ph.D.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Orthovita, Inc.:

   We have audited the accompanying consolidated balance sheets of Orthovita, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orthovita, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania,
January 21, 2000
(except with respect to the matter discussed in Note 16, as to which the date is March 22, 2000)

                        ORTHOVITA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 3)............... $  2,487,343  $    842,064
  Short-term investments (Note 3)..................    6,386,202    14,513,744
  Other receivables (Note 6).......................          --        635,188
  Inventories (Note 4).............................      147,270       329,251
  Other current assets.............................      155,966       773,485
                                                    ------------  ------------
    Total current assets...........................    9,176,781    17,093,732
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, net (Note 5)...............    2,041,524     1,709,506
                                                    ------------  ------------
OTHER ASSETS.......................................      103,141        85,394
                                                    ------------  ------------
                                                    $ 11,321,446  $ 18,888,632
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term bank borrowings (Note 7).............. $  2,000,000  $        --
  Note payable (Note 6)............................      137,702       287,412
  Current portion of long-term liabilities.........          --        175,058
  Current portion of long-term capital lease
   obligations (Note 8)............................      530,126       362,239
  Accounts payable.................................    1,327,825       381,144
  Accrued patent defense cost (Note 15)............       69,515       472,492
  Accrued compensation and related expenses........      605,507       342,453
  Other accrued expenses...........................      387,376       601,832
                                                    ------------  ------------
    Total current liabilities......................    5,058,051     2,622,630
                                                    ------------  ------------
LONG-TERM LIABILITIES:
  Capital lease obligations (Note 8)...............      616,726       608,562
  Other liabilities................................          --        128,865
                                                    ------------  ------------
    Total long-term liabilities....................      616,726       737,427
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS' EQUITY (Note 10):
  Common stock, $.01 par value, 15,000,000 shares
   authorized, 11,331,632 and 11,372,700 shares
   issued and outstanding as of December 31, 1999
   and December 31, 1998, respectively.............      113,316       113,727
  Additional paid-in capital.......................   42,002,795    42,289,024
  Accumulated deficit..............................  (36,473,754)  (26,977,160)
  Accumulated other comprehensive income...........        4,312       102,984
                                                    ------------  ------------
    Total shareholders' equity.....................    5,646,669    15,528,575
                                                    ------------  ------------
                                                    $ 11,321,446  $ 18,888,632
                                                    ============  ============

        The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31
                                       --------------------------------------
                                           1999         1998         1997
                                       ------------  -----------  -----------
NET REVENUES (Note 11)................ $  1,054,120  $ 2,780,658  $ 3,311,540
COST OF SALES.........................      324,590      927,792    1,096,848
                                       ------------  -----------  -----------
    Gross profit......................      729,530    1,852,866    2,214,692
                                       ------------  -----------  -----------
OPERATING EXPENSES:
General and administrative............    3,674,515    2,253,836    3,762,906
Selling and marketing.................    1,807,212    2,879,804    4,249,533
Research and development (Note 12)....    5,273,590    2,764,321    1,986,506
                                       ------------  -----------  -----------
    Total operating expenses..........   10,755,317    7,897,961    9,998,945
                                       ------------  -----------  -----------
    Operating loss....................  (10,025,787)  (6,045,095)  (7,784,253)
INTEREST EXPENSE......................     (110,601)    (174,898)    (148,156)
INTEREST INCOME.......................      639,794      511,882      181,617
FOREIGN CURRENCY TRANSACTION GAIN
 (LOSS)...............................          --         7,323     (202,527)
                                       ------------  -----------  -----------
    Loss before extraordinary item....   (9,496,594)  (5,700,788)  (7,953,319)
EXTRAORDINARY ITEM--GAIN ON EARLY
EXTINGUISHMENT OF DEBT (Note 6).......          --           --       397,402
NET LOSS..............................   (9,496,594)  (5,700,788)  (7,555,917)
                                       ------------  -----------  -----------
ACCRETION OF REDEMPTION PREMIUM ON
 PREFERRED STOCK......................          --      (391,213)    (536,517)
                                       ------------  -----------  -----------
NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS......................... $ (9,496,594) $(6,092,001) $(8,092,434)
                                       ============  ===========  ===========
NET LOSS PER COMMON SHARE, BASIC AND
 DILUTED:
    Before extraordinary item......... $       (.83) $      (.73) $     (1.68)
    Extraordinary item................          --           --          0.08
                                       ------------  -----------  -----------
NET LOSS PER COMMON SHARE, BASIC AND
 DILUTED.............................. $       (.83) $      (.73) $     (1.60)
                                       ============  ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING, BASIC AND
 DILUTED..............................   11,411,896    8,314,679    5,050,397
                                       ============  ===========  ===========



        The accompanying notes are an integral part of these statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                             SHAREHOLDERS' EQUITY

                                                                        Shareholders' Equity
                                       ----------------------------------------------------------------------------------------
                         Redeemable
                           Class C                             Additional                Accumulated
                         Convertible     Convertible   Common   Paid-in   Accumulated   Comprehensive Comprehensive
                       Preferred Stock Preferred Stock  Stock   Capital     Deficit        Income        Income        Total
                       --------------- --------------- ------- ---------- ------------  ------------- ------------- -----------
BALANCE, DECEMBER 31,
1996.................    $      --         $10,582     $46,108 $8,679,209 $(12,792,725)   $(31,859)    $       --   $(4,088,685)
 Sale of 533,685
 shares of common
 stock, net of
 offering costs of
 $12,467.............           --             --        5,337  2,250,357          --          --              --     2,255,694
 Issuance of 585,936
 shares of Class B
 Convertible
 Preferred stock.....           --           5,859         --   1,019,531          --          --              --     1,025,390
 Sale of 1,882,353
 shares of Class C
 Convertible
 Preferred stock and
 common stock
 warrants, net of
 offering costs of
 $1,153,427..........     6,846,573            --          --     762,631          --          --              --       762,631
 Issuance of common
 stock and common
 stock options for
 services............           --             --          417    426,375          --          --              --       426,792
 Accretion of
 redemption premium
 and dividends on
 Class C Convertible
 Preferred stock.....       536,517            --          --         --      (536,517)        --              --      (536,517)
 Comprehensive
 income:
   Net loss..........           --             --          --         --    (7,555,917)        --       (7,555,917)  (7,555,917)
   Other
   comprehensive
   income:
     Currency
     translation
     adjustment......           --             --          --         --           --       (2,084)         (2,084)      (2,084)
                                                                                                       -----------
     Comprehensive
     income..........                                                                                  $(7,558,001)
                         ----------        -------     ------- ---------- ------------    --------     ===========  -----------
BALANCE, DECEMBER 31,
1997.................     7,383,090         16,441      51,862 13,138,103  (20,885,159)    (33,943)            --    (7,712,696)
 Sale of 370,392
 shares of common
 stock...............           --             --        3,704  3,496,296          --          --              --     3,500,000
 Sale of 1,800,000
 shares of common
 stock, net of
 offering costs of
 89,103..............           --             --       18,000 16,669,838          --          --              --    16,687,838
 Conversion of
 preferred stock to
 common stock........    (7,774,303)       (16,441)     35,264  7,755,480          --          --              --     7,774,303
 Accretion of
 redemption premium
 and dividends on
 Class C Convertible
 Preferred stock.....       391,213            --          --         --      (391,213)        --              --      (391,213)
 Exercise of common
 stock options and
 warrants to
 purchase common
 stock...............           --             --        4,897  1,163,760          --          --              --     1,168,657
 Issuance of common
 stock options for
 services............           --             --          --      65,547          --          --              --        65,547
 Comprehensive
 income:
  Net loss...........           --             --          --         --    (5,700,788)        --      $(5,700,788)  (5,700,788)
  Other
  comprehensive
  income:
  Unrealized gain on
  short-term
  investments, net...           --             --          --         --           --       99,350          99,350       99,350
     Currency
     translation
     adjustment......           --             --          --         --           --       37,577          37,577       37,577
                                                                                                       -----------
     Comprehensive
     income..........           --             --          --         --           --          --      $(5,563,861)         --
                         ----------        -------     ------- ---------- ------------    --------     ===========  -----------

                                                                                            Shareholders'
                         Redeemable                                                            Equity
                           Class C                               Additional                  Accumulated
                         Convertible     Convertible    Common     Paid-in    Accumulated   Comprehensive Comprehensive
                       Preferred Stock Preferred Stock  Stock      Capital      Deficit        Income        Income
                       --------------- --------------- --------  -----------  ------------  ------------- -------------
BALANCE, DECEMBER 31,
1998.................        --              --         113,727   42,289,024   (26,977,160)    102,984             --
 Exercise of common
 stock options and
 warrants to
 purchase common
 stock and common
 stock purchased
 under the Employee
 Stock Purchase
 Plan................        --              --           1,088      363,123           --          --              --
 Issuance of common
 stock options and
 warrants for
 services............        --              --             --       185,664           --          --              --
 Repurchase of
 common shares.......        --              --            (720)    (348,920)          --          --              --
 Receipt of common
 shares in repayment
 of loan ............        --              --            (779)    (486,096)          --          --              --
 Comprehensive
 income:
  Net loss...........        --              --             --           --     (9,496,594)        --      $(9,496,594)
  Other
  comprehensive
  income:
   Unrealized loss on
   short-term
   investments, net..        --              --             --           --            --      (60,267)        (60,267)
     Currency
     translation
     adjustment......        --              --             --           --            --      (38,405)        (38,405)
                                                                                                           -----------
   Comprehensive
   income............        --              --             --           --            --          --      $(9,595,266)
                                                                                                           ===========
BALANCE, DECEMBER 31,
1999.................       $--             $--        $113,316  $42,002,795  $(36,473,754)    $ 4,312
                            ====            ====       ========  ===========  ============     =======
                         Total
                       -----------
BALANCE, DECEMBER 31,
1998.................  15,528,575
 Exercise of common
 stock options and
 warrants to
 purchase common
 stock and common
 stock purchased
 under the Employee
 Stock Purchase
 Plan................     364,211
 Issuance of common
 stock options and
 warrants for
 services............     185,664
 Repurchase of
 common shares.......    (349,640)
 Receipt of common
 shares in repayment
 of loan ............    (486,875)
 Comprehensive
 income:
  Net loss...........  (9,496,594)
  Other
  comprehensive
  income:
   Unrealized loss on
   short-term
   investments, net..     (60,267)
     Currency
     translation
     adjustment......     (38,405)
   Comprehensive
   income............         --
BALANCE, DECEMBER 31,
1999.................  $5,646,669
                       ===========


       The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31
                                       ---------------------------------------
                                           1999          1998         1997
                                       ------------  ------------  -----------
OPERATING ACTIVITIES:
  Net loss............................ $ (9,496,594) $ (5,700,788) $(7,555,917)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities--
    Extraordinary gain................          --            --      (397,402)
    Depreciation and amortization.....      631,696       427,991      217,432
    Imputed interest..................          --         20,967       42,569
    Services provided for common stock
     and common stock options.........      185,664        65,546      426,792
    (Increase) decrease in--
      Restricted cash.................          --        200,000     (200,000)
      Other receivables...............      744,959      (703,809)         --
      Inventories.....................      181,981       (80,544)      84,080
      Other current assets............       20,873       394,318     (251,449)
      Other assets....................      (17,747)      (85,394)      49,008
      Increase (decrease) in--
      Accounts payable................      946,681      (287,302)    (256,502)
      Accrued patent defense costs....     (402,977)     (530,744)     253,236
      Other liabilities...............     (128,865)      303,923          --
      Other accrued expenses..........     (126,460)     (359,673)        (379)
                                       ------------  ------------  -----------
        Net cash used in operating
         activities...................   (7,460,789)   (6,335,509)  (7,588,532)
                                       ------------  ------------  -----------
INVESTING ACTIVITIES:
  Purchase of investments.............  (10,346,255)  (15,892,669)         --
  Proceeds from sale of investments...   18,314,180     1,478,275          --
  Purchase of property and equipment..     (353,862)     (110,947)    (413,939)
                                       ------------  ------------  -----------
        Net cash provided by (used in)
         investing activities.........    7,614,063   (14,525,341)    (413,939)
                                       ------------  ------------  -----------
FINANCING ACTIVITIES:
  Proceeds (repayments) of short-term
   bank borrowings....................    2,000,000      (692,000)      32,000
  Proceeds (repayments) of debt.......     (108,649)     (487,507)     514,322
  Repayments of subordinated debt.....          --            --      (351,125)
  Repayments of capital lease
   obligations........................     (433,800)     (241,529)     (51,103)
  Proceeds from exercise of common
   stock options and warrants.........      364,211       640,633          --
  Repurchase of common stock..........     (349,640)          --           --
  Proceeds from sale of Redeemable
   Class C Convertible Preferred
   stock..............................          --            --     7,609,204
  Proceeds from sale of common stock
   and warrants.......................          --     20,187,838    2,255,694
                                       ------------  ------------  -----------
        Net cash provided by financing
         activities...................    1,472,122    19,407,435   10,008,992
                                       ------------  ------------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS............       19,883        37,577       (2,084)
                                       ------------  ------------  -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.....................    1,645,279    (1,415,838)   2,004,437
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR..............................      842,064     2,257,902      253,465
                                       ------------  ------------  -----------
CASH AND CASH EQUIVALENTS, END OF
 YEAR................................. $  2,487,343  $    842,064  $ 2,257,902
                                       ============  ============  ===========

        The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

   Orthovita, Inc. (the "Company"), a Pennsylvania corporation, began operations in November 1993. We seek to develop, manufacture and market orthopaedic products including synthetic bone substitutes based on novel materials and technologies.

   Our operations are subject to certain risks including but not limited to the successful development and commercialization of our products in development and our need for additional capital. We have incurred losses since out inception in 1993 and expect to continue to incur losses for at least the next several years. Our products under development may never be commercialized or if commercialized, may never generate substantial revenue. On March 22, 2000, we completed the sale of our BIOGRAN(R) dental grafting product line to Implant Innovations, Inc. ("3i") for $3.9 million. BIOGRAN has generated all of our net revenue (see Notes 11 and 16).

   Although we believe our existing cash, and short-term investments together with the cash generated from the BIOGRAN sale will be sufficient to meet our currently estimated operating and cash requirements for at least the next twelve months, we will need to raise additional funds. If adequate financing is not available, we may be required to delay, scale back or eliminate certain operations.

2. Summary of Significant Accounting Policies:

 Preparation of Financial Statements

   Our financial statements have been prepared using United States generally accepted accounting principles. This preparation requires that we make assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

   We have reclassified certain amounts in prior years' financial statements to conform to the presentation for the current year.

 Basis of Consolidation

   The consolidated financial statements include the accounts of Orthovita, Inc., its Belgian branch operations, and its wholly owned subsidiaries. We have eliminated all material intercompany balances in consolidation.

 Net Loss Per Share

   We have presented net loss per common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share excludes potentially dilutive securities and was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted per share data is computed assuming the conversion or exercise of all dilutive securities such as preferred stock, options and warrants. Convertible preferred stock, common stock options and warrants outstanding have not been included in the calculation of diluted earnings per share as the impact is anti-dilutive for all periods presented due to the Company's losses.

 Revenue Recognition

   Revenue on product sales is recognized at the time of shipment. Revenues are presented net of returns. The Company records the cost for product returns as incurred.

                        ORTHOVITA, INC. AND SUBSIDIARIES

 Research and Development Costs

   Research and development costs are charged to expense as incurred.

 Foreign Currency Translation

   The functional currency for the Company's Belgian branch is the Belgian franc. Accordingly, all assets and liabilities related to this operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated in a separate component of shareholders' equity. Revenues and expenses are translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations.

 Supplemental Cash Flow Information

   In 1999, we issued options and warrants for the purchase of 41,100 shares of common stock with various exercise prices to certain vendors in payment of services valued at $185,664. During 1998, we issued options and warrants for the purchase of 24,000 shares of common stock with various exercise prices to certain vendors in payment of services valued at $65,547.

   In 1999, we received 77,900 common shares of our stock in repayment of a loan valued at $486,875. The balance of the loan was repaid in full with cash. At December 31, 1998 the loan was included in Other Current Assets.

   In 1999, 1998 and 1997, we incurred capital lease obligations of $609,851, $442,306 and $797,068, respectively. In 1999, 1998 and 1997, cash paid for interest was $110,601, $174,898 and $148,156, respectively. The Company paid no income taxes in 1999, 1998 and 1997.

3. Cash, Cash Equivalents and Investments:

   We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in a separate component of shareholders' equity.

   As of December 31, 1999 and 1998, cash and cash equivalents and investments at cost and fair market value consisted of the following:

                                                Gross      Gross       Fair
                                   Original   Unrealized Unrealized   Market
                                     Cost       Gains      Losses      Value
                                  ----------- ---------- ---------- -----------
   December 31, 1999:
     Cash and cash equivalents... $ 2,487,343  $    --    $    --   $ 2,487,343
     Short-term investments......   6,446,469       --     (60,267)   6,386,202
                                  -----------  --------   --------  -----------
                                  $ 8,933,812  $    --    $(60,267) $ 8,873,545
                                  ===========  ========   ========  ===========
   December 31, 1998:
     Cash and cash equivalents... $   842,064  $    --    $    --   $   842,064
     Short-term investments......  14,414,394   106,882     (7,532)  14,513,744
                                  -----------  --------   --------  -----------
                                  $15,256,458  $106,882   $ (7,532) $15,355,808
                                  ===========  ========   ========  ===========

                        ORTHOVITA, INC. AND SUBSIDIARIES

   As further discussed in Note 7, we are required to maintain an minimum level of aggregate cash, cash equivalents and investments.

4. Inventories:

   Inventories are stated at the lower of cost or market on a first-in, first-out basis. As of December 31, 1999 and 1998, inventories consisted of the following:

                                                                 December 31
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
     Raw materials and work-in-process....................... $134,356 $280,927
     Finished goods..........................................   12,914   48,324
                                                              -------- --------
                                                              $147,270 $329,251
                                                              ======== ========

5. Property, Equipment and Depreciation:

   Property and equipment, including assets held under capitalized lease obligations, are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of assets, primarily three to five years except for leasehold improvements where, if shorter, the remaining term of the facility lease is used.

   Expenditures for major renewals and improvements to property and equipment are capitalized and expenditures for maintenance and repairs are charged to operations as incurred.

   Property and equipment consisted of the following:

                                                             December 31
                                                        -----------------------
                                                           1999         1998
                                                        -----------  ----------
     Machinery and equipment........................... $ 1,853,969  $1,456,375
     Furniture, marketing, and office equipment........     891,330     478,228
     Leasehold improvements............................     716,619     563,602
                                                        -----------  ----------
                                                          3,461,918   2,498,205
     Less--Accumulated depreciation....................  (1,420,394)   (788,699)
                                                        -----------  ----------
                                                        $ 2,041,524  $1,709,506
                                                        ===========  ==========

   In the years ended December 31, 1999 and 1998, certain property and equipment was acquired under capitalized lease obligations. Total capital assets under lease are $1,922,621 and $1,316,941 with related accumulated depreciation of $634,715 and $297,387 at December 31, 1999 and 1998, respectively.

6. FBFC International Technology License:

   In July 1992, we obtained a license from FBFC International, a Belgian company, (the "FBFC License") to certain patents covering BIOGRAN. We had agreed to pay FBFC a maximum aggregate royalty of $3,000,000, allocated evenly between each of two dental products. We also agreed to pay FBFC a running royalty, and receive credit against the related maximum, of 12% on BIOGRAN net sales.

   Also, as part of the license agreement, we assumed the payback provisions contained in a loan agreement between FBFC and the Flemish government for a noninterest-bearing loan payable in Belgian Francs. We discounted the loan using a market rate of interest and recorded a liability and an expense for acquired

                        ORTHOVITA, INC. AND SUBSIDIARIES
technology. Imputed interest expense is recognized on the loan based on the loan repayment schedule. Payments on this loan are to be made annually through December 2003. These payments are in addition to the payment of royalties and are due to the Flemish government. Repayments under the loan and the payment of certain other fees, as defined, reduce the amount of the maximum royalty on a dollar for dollar basis. During 1996, we decided not to commercialize one of the dental products licensed from FBFC and petitioned the Flemish government to exempt us from the debt assumed when the technology was licensed. In 1997, the Flemish government granted us an exemption of reimbursement of approximately $426,000 of long-term debt ($397,402, net of unamortized debt discount). We recorded an extraordinary gain of $397,402 in 1997 due to the extinguishment of this debt. By virtue of our decision not to commercialize this product, the maximum aggregate royalty payment to be made by us was reduced from $3,000,000 to $1,500,000. We closed certain facilities in Belgium during 1997, and based on the terms of the debt, this closure gives the Flemish government the right to call the debt. Although the Flemish government has not exercised this right, we have classified the liability of $137,702 and $287,412, at December 31, 1999 and 1998, respectively, as a current liability. As further discussed under Note 15, in connection with certain patent litigation, FBFC agreed to reimburse patent defense costs of $474,580, which was classified as Other Receivables at December 31, 1998.

7. Bank Borrowings:

   We have a one-year $2 million line of credit arrangement with our commercial bank that expires at the end of 2000. The line of credit requires us to maintain a minimum aggregate level of cash and investments of $4 million, minimum working capital of $4 million and other specific financial covenants. Interest on the line of credit is payable at the prime rate plus 1.0% and the weighted average interest rate was 9.5% for the year ended December 31, 1999. As of December 31, 1999, $2 million was outstanding under the line, which was repaid in January 2000.

8. Capital Lease Obligations:

   Capital lease obligations consisted of the following:

                                                             December 31
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
     Capital lease obligations......................... $1,308,690  $1,163,043
     Less--amount representing interest................   (161,838)   (192,242)
                                                        ----------  ----------
     Present value of minimum lease payments...........  1,146,852     970,801
     Less--current portion of minimum lease payments...   (530,126)   (362,239)
                                                        ----------  ----------
                                                        $  616,726  $  608,562
                                                        ==========  ==========

   Capital lease obligation maturities as of December 31, 1999 are as follows:

     2000............................................................ $  614,097
     2001............................................................    440,627
     2002............................................................    223,529
     2003............................................................     30,437
                                                                      ----------
                                                                      $1,308,690
                                                                      ==========

                        ORTHOVITA, INC. AND SUBSIDIARIES

   In 1997, we secured a $1,200,000 capital asset lease financing arrangement with a lending institution. The term of each individual lease is 42 months and interest is approximately 10.85%. The leases are secured by the underlying capital assets. Prior to the expiration of the financing arrangement in December 1998, we secured an additional $1,500,000 capital lease financing arrangement with the same lending institution. Consistent with the first arrangement, each individual lease's term is 42 months and the leases are secured by the underlying capital assets. Interest is approximately 9.4%.

9. Profit Sharing Plan:

   The Company has a Section 401(k) plan for all qualified employees, as defined. Company contributions are discretionary and determined annually and were $67,541 and $65,860 for the years ended December 31, 1999 and 1998, respectively.

10. Shareholders' Equity:

   On June 25, 1998, in connection with our Initial Public Offering (the "Offering"), all convertible preferred stock then outstanding was converted to common shares.

 Common Stock

   On June 25, 1998, we completed the Offering of our common shares on the Brussels-based EASDAQ stock exchange. The offering raised net proceeds of approximately $13.8 million from the sale of 1.5 million shares of common stock at $10.50 per share. In July 1998, in connection with the Offering, we sold 300,000 additional shares of common stock at $10.50 per share as the underwriters exercised their over-allotment option, raising net proceeds of approximately $2.9 million.

   In June 1998, in connection with a series of agreements that we entered into with Howmedica, Inc., we sold 370,392 shares of common stock to Howmedica, Inc., for $3.5 million (See Note 12).

                        ORTHOVITA, INC. AND SUBSIDIARIES

 Stock Options

   We have stock option plans that provide for both incentive and nonqualified stock options to be granted to key employees, consultants and advisors. Options are granted with exercise prices equal to or greater than the fair market value of the common stock on the date of grant. Generally incentive stock options become exercisable in equal installments over a four-year period and nonqualified stock options are issued fully vested. The options remain exercisable for a maximum period of ten years. As of December 31, 1999, there were 84,306 options available for grant under the plans and 779,555 exercisable options outstanding with a weighted average exercise price of $3.38 per share. For all outstanding options, the weighted average exercise price per share is $4.42 with a weighted average remaining contractual life of approximately eight and one-half years. Summary stock option information is as follows:

                                                       Exercise     Aggregate
                                            Number    Price Range Exercise Price
                                           ---------  ----------- --------------
   Outstanding, December 31, 1996.........   636,144  $1.00- 4.25   $1,658,687
     Granted..............................   460,000         4.25    1,955,000
     Canceled.............................   (17,000)  3.50- 4.25      (64,000)
                                           ---------  -----------   ----------
   Outstanding, December 31, 1997......... 1,079,144   1.00- 4.25    3,549,687
     Granted..............................   232,050   4.25-11.63    1,130,423
     Exercised............................  (227,000)  1.00- 4.25     (651,500)
     Canceled.............................  (101,400)  1.00- 4.25     (404,950)
                                           ---------  -----------   ----------
   Outstanding, December 31, 1998.........   982,794   1.00-11.63    3,623,660
     Granted..............................   739,850   4.35- 6.60    3,869,778
     Exercised............................  (101,472)  2.75- 4.25     (332,830)
     Canceled.............................   (33,950)  4.25- 4.75     (147,888)
                                           ---------  -----------   ----------
   Outstanding, December 31, 1999......... 1,587,222  $1.00-11.63   $7,012,720
                                           =========  ===========   ==========

   We apply Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and the related interpretations in accounting for our stock option plans. Under APB 25, compensation cost related to stock options is computed based on the intrinsic value of the stock option at the date of grant, reflected by the difference between the exercise price and the fair value of our common stock. Under SFAS No. 123, "Accounting for Stock-Based Compensation," compensation cost related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. SFAS No. 123 can be applied either by recording the Black-Scholes model value of the options or by continuing to record the APB 25 value and by disclosing SFAS No. 123 information on a pro forma basis. We have applied the proforma disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for our common stock option plan been determined under SFAS No. 123, our net loss and net loss per common share would have been adjusted as follows:

                                               Year Ended December 31
                                          -----------------------------------
                                             1999         1998        1997
                                          -----------  ----------  ----------
   Net loss applicable to common
    shareholders:
     As reported......................... $ 9,496,594  $6,092,001  $8,092,434
     Pro forma...........................  11,508,328   6,677,576   8,499,187
   Net loss per common share, basic and
    diluted:
     As reported......................... $      (.83) $     (.73) $    (1.60)
     Pro forma...........................       (1.01)       (.80)      (1.68)

                        ORTHOVITA, INC. AND SUBSIDIARIES

   The weighted average fair value of the options granted during 1999 is estimated as $2.87 per share on the date of grant, using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, volatility of 50%, risk-free interest rate of approximately 6.4%, and an expected life of six years. The weighted average fair value of the options granted during 1998 and 1997 is estimated as $2.64 and $1.46 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, volatility of 50%, risk-free interest rate at 5.0% and 7.0% during 1998 and 1997, respectively, and an expected life of six years. The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases.

 Employee Stock Purchase Plan

   During November 1998, an Employee Stock Purchase Plan (the "ESPP") was established to provide eligible employees an opportunity to purchase our common stock. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the last trading price of common stock on the EASDAQ Exchange on the last day of each calendar quarter. The amount that may be offered pursuant to the ESPP is 300,000 common shares. There were 2,732 shares purchased under the ESPP during 1999. No shares were purchased under the ESPP during 1998.

 Common Stock Purchase Warrants

   In connection with the issuance of our $2.0 million line of credit arrangement, in November 1999, we issued to our lender warrants to purchase 10,000 shares of our common stock at $6.00 per share. The warrants remain exercisable for five years from date of issue and were valued at $30,825 on date of issuance.

   In addition, we have issued warrants in connection with other equity transactions and, as of December 31, 1999, we had 781,255 common stock purchase warrants outstanding with an average exercise price of $4.13 per share. The warrants have an average remaining life of approximately 2 years.

11. Net Revenues:

   On April 29, 1998, we entered into a Global Distribution Agreement with 3i, whereby 3i obtained the exclusive worldwide marketing, sales and distribution rights for BIOGRAN for dental surgical applications. The arrangement provides for 3i to pay us 50% of their BIOGRAN average selling price through December 31, 1998 and 45% for the year 1999. On March 22, 2000, we sold our BIOGRAN dental grafting product line to 3i for $3.9 million. In 1999 and 1998, 3i accounted for 100% and 58%, respectively, of our net revenue (See Note 16).

12. Research and Development:

   In June 1998, we entered into a series of agreements with Howmedica, Inc. (the "Howmedica Agreements"), under which we granted Howmedica the exclusive worldwide marketing, sales and distribution rights for the use of our ORTHOCOMP Injectable in joint implant procedures. In connection with the Howmedica Agreements, we may earn payments of up to an aggregate of $4,500,000 if various milestones are reached during the development and approval process for this indication. If regulatory approvals are received, Howmedica will be required to make annual minimum purchases of ORTHOCOMP Injectable from us for a six-year period. The annual minimum purchase requirement may be set aside if, during the period from the third anniversary of Howmedica's first commercial sale of ORTHOCOMP until the fifth anniversary of such sale, Howmedica elects to obtain exclusive manufacturing rights from us by making a one-time payment of $7,000,000 and by making royalty payments to us on future sales during the term of the agreement equal to

                        ORTHOVITA, INC. AND SUBSIDIARIES

10% of Howmedica's net sales in territories with a valid claim of patent or 5% of net sales in territories with no such valid claim of patent. Additionally, except for our VITOSS synthetic cancellous bone technology platform, Howmedica has certain rights of first negotiation and refusal for orthopaedic applications of our other technologies.

   We have exclusively licensed on a worldwide basis, from the University of Pennsylvania ("Penn"), certain intellectual property including patents relating to materials and techniques for improving orthopaedic implants, bone grafting, and controlled drug release technologies. In consideration for the above and for certain expenses Penn incurred related to the intellectual property, we issued 41,705 shares of common stock to Penn during 1997. Penn is also entitled to a royalty on net sales, as defined, of products based on the Penn-licensed technologies. No royalties have been incurred since inception.

13. Income Taxes:

   We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns.

   The components of income taxes are as follows:

                                                Year Ended December 31
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
     Current............................. $       --   $       --   $       --
     Deferred............................  (2,116,201)  (2,015,603)  (2,428,881)
                                          -----------  -----------  -----------
                                           (2,116,201)  (2,015,603)  (2,428,881)
     Valuation allowance.................   2,116,201    2,015,603    2,428,881
                                          -----------  -----------  -----------
                                          $       --   $       --   $       --
                                          ===========  ===========  ===========

   The difference between our federal statutory income tax rate and our effective income tax rate is primarily due to state income taxes and the valuation allowance.

   Components of our deferred tax asset as of December 31, 1999 and 1998 are as follows:

                                                          December 31
                                                    -------------------------
                                                        1999         1998
                                                    ------------  -----------
     Deferred tax assets:
       Net operating loss carryforwards............ $  8,121,626  $ 6,418,700
       Accrued expenses not currently deductible...      294,217      179,087
       Research, patent and organizational costs
        capitalized for tax purposes...............    3,638,336    2,232,784
                                                    ------------  -----------
                                                      12,054,179    8,830,571
     Valuation allowance...........................  (12,054,179)  (8,830,571)
                                                    ------------  -----------
     Net deferred tax asset........................ $        --   $       --
                                                    ============  ===========

   SFAS No. 109 requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance against the asset. A valuation allowance has been established against all of our deferred tax assets since the realization of the deferred tax asset is not

                        ORTHOVITA, INC. AND SUBSIDIARIES
assured given our history of operating losses. The deferred tax asset includes the cumulative temporary difference related to certain research, patent and organizational costs, which have been charged to expense in the accompanying Statements of Operations but have been recorded as assets for federal tax return purposes. These tax assets are amortized over periods generally ranging from 5 to 20 years for federal tax purposes.

   As of December 31, 1999, we had approximately $23,622,000 of federal net operating loss carryforwards, which begin to expire in 2008. Our annual utilization of net operating loss carryforwards will be limited pursuant to the Tax Reform Act of 1986, since a cumulative change in ownership over a three-year period of more than 50% occurred as a result of the cumulative issuance of our common stock and common stock equivalents. We believe, however, that such limitation may not have a material impact on the ultimate utilization of our carryforwards.

   The federal net operating loss carryforwards are scheduled to expire approximately as follows:

            2008............................. $     7,729
            2009.............................     490,568
            2010.............................   2,976,405
            2011.............................   4,342,295
            2012.............................   5,450,361
            2013.............................   4,219,188
            2014.............................   6,135,884
                                              -----------
                                              $23,622,430
                                              ===========

14. Commitments and Contingencies:

   We lease office space and equipment under noncancelable operating leases. For the years ended December 31, 1999, 1998 and 1997, lease expense was $304,732, $212,948, $164,384, respectively. At December 31, 1999, future minimum rental payments under operating leases are as follows:

            2000................................ $321,039
            2001................................  165,911
            2002................................   18,636
            2003................................   12,489
                                                 --------
                                                 $518,075
                                                 ========

   At December 31, 1999, we reserved $171,169 for our commitment under an employment severance agreement.

15. Litigation and Proceedings:

   In May 1996, the University of Florida Research Foundation, Inc., U.S. Biomaterials Corporation and Block Drug Corporation filed a complaint in the U.S. District Court for the Northern District of Florida, against us, a distributor of our BIOGRAN product, and our former Chairman. This action charged the defendants with infringement of U.S. Patent No. 4,851,046, said to be assigned to the University of Florida Research Foundation and said to be exclusively licensed to U.S. Biomaterials Corporation. In April 1998, the court granted our summary judgment motion stating that our BIOGRAN product does not infringe this patent. The complaint also alleges false representation, unfair competition, false advertising and trade disparagement under U.S. federal and Florida state law and these complaints were settled with the Plaintiffs in September 1998.

                        ORTHOVITA, INC. AND SUBSIDIARIES

During September 1998, the Plaintiffs filed with the U.S. Court of Appeals for the Federal Circuit a request for an appeal of the U.S. District Court's summary judgment with respect to the patent infringement claim. On October 6, 1999 the U.S. Court of Appeals entered an order affirming our motion for summary judgment and dismissing a complaint for patent infringement. On January 4, 2000, the time period for filing a petition by the plaintiffs with the U.S. Supreme Court expired, accordingly, this matter is considered to be finalized in the United States.

   On July 23, 1994, U.S. Biomaterials Corporation filed with the U.S. Patent and Trademark Office a Request for Reexamination of the FBFC U.S. Patent which provides patent protection in the U.S. for BIOGRAN. This patent has now been assigned to 3i who purchased the BIOGRAN product line in March 2000. FBFC filed a response in this proceeding, establishing that the claims of the FBFC Patent were properly allowed. As a result, a Certificate of Reexamination was issued by the U.S. Patent and Trademark Office confirming the patentability of all claims of the FBFC Patent without amendment. However, U.S. Biomaterials Corporation also instituted a nullification proceeding against the European counterpart to the FBFC U.S. Patent. The opposition division of the European Patent Office tentatively decided in FBFC's favor, but the matter is still proceeding under an appeal. In connection with the BIOGRAN sale to 3i, 3i has assumed control of this matter and we have agreed to reimburse for the associated legal costs and to provide them with certain indemnification with respect to the matter. Net of insurance recoveries and other reimbursements, we have incurred approximately $1.0 million in legal defense expenses related to this matter. At December 31, 1999, we reduced our reserve to $69,500 to cover future legal fees related to this matter in Europe.

16. Subsequent Events:

   On March 22, 2000, we completed the sale of our BIOGRAN dental grafting product line to 3i, a Biomet Company, for $3.9 million. 3i has been our worldwide distributor for BIOGRAN since April 1998. Upon the closing of the sale, we expect to receive $3.5 million in cash, with an additional $400,000 to be held in an escrow account for one year, and to realize a one-time gain on the transaction of approximately $3.1 million. In connection with this transaction, we have agreed to indemnify 3i for any product liability that may arise from BIOGRAN product manufactured by us prior to the closing of this transaction, any liability that may arise from the European Patent Office nullification proceeding, if any, and certain other liabilities. If no liabilities arise within one year from the close of this sale for which we have agreed to indemnify 3i, then the $400,000 escrow will be released to us.

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Amended and Restated Articles of Incorporation of the Company**

  3.2    Amended and Restated Bylaws of the Company**

 10.18   Master Equipment Lease Agreement dated as of July 11, 1997 between the
         Company and Finova Technology Finance, Inc.*

 10.25   Amendment to the Master Equipment Lease Agreement dated as of April
         15, 1999 between the Company and Finova Technology Finance, Inc.+

 10.26   Amended and Restated 1997 Equity Compensation Plan***

 10.27 Second Amendment to Line of Credit, Term Loan and Security Agreement and Second Amended and Restated Line of Credit Note+

 10.28 Asset Sale Agreement dated as of February 10, 2000 between the Company and Implant Innovations, Inc.+

 23.1    Consent of Arthur Andersen LLP+

 24.1    Power of Attorney (included in the signature page)

 27.1    Financial Data Schedule+

--------
+  Filed herewith.
* Filed as an Exhibit to the Company's Registration Statement on Form S-1 (333-51689) on May 1, 1998 and incorporated herein by reference.
** Filed as an Exhibit to the Company's Registration Statement on Form S-1/A
   (335-51689) on June 15, 1998 and incorporated herein by reference.
*** Filed as an Exhibit to the Company's Registration Statement on Form S-8
    (333-90981) on November 15, 1999 and incorporated herein by reference.