Form 10-Q
period 2000-03-31
ORTHOVITA INC
filed 2000-05-12
CIK 913756

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000.
                                                --------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _______ to ________.


     Commission File Number 0-24517.
                            -------


                                 ORTHOVITA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Pennsylvania                                    23-2694857
------------------------------                    ----------------------
(State Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                    Identification Number)

45 Great Valley Parkway, Malvern, PA                      19355
-----------------------------------------         ----------------------
(Address of Principal Executive Office)                 (Zip Code)


       Registrant's Telephone Number, Including Area Code (610) 640-1775
                                                  ----------------------

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
                                    Yes  X  No
                                        ---    ---

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                     Outstanding as of March 31, 2000
----------------------------            --------------------------------
Common Stock, par value $.01                    11,555,023 Shares


This Report Includes a Total of 15 Pages

                        ORTHOVITA, INC. AND SUBSIDIARIES

                                      INDEX

PART I -
FINANCIAL                                                                Page
INFORMATION                                                             Number


           Item 1.    Financial Statements
                      Consolidated Balance Sheets -
                      March 31, 2000 and December 31, 1999               3

                      Consolidated Statements of Operations -
                      Three months ended March 31, 2000 and 1999         4

                      Consolidated Statements of Cash Flows -
                      Three months ended March 31, 2000 and 1999         5

                      Notes to Consolidated Financial Statements         6 - 8

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      9 - 15

PART II -
OTHER
INFORMATION


           Item 6.    Exhibits and Reports on Form 8-K                   15

                      Signatures                                         15

                        ORTHOVITA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 2000   December 31, 1999
                                                                    ---------------  ------------------
ASSETS                                                                         (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents (Notes 2 and 6)                            $  5,975,352        $  2,487,343
 Short-term investments  (Notes 2 and 6)                                 3,341,471           6,386,202
 Restricted cash  (Note 3)                                                 400,000                 ---
 Other current assets                                                      439,620             303,236
                                                                      ------------        ------------

    Total current assets                                                10,156,443           9,176,781
                                                                      ------------        ------------

PROPERTY AND EQUIPMENT, net                                              2,267,408           2,041,524
                                                                      ------------        ------------

OTHER ASSETS                                                               109,040             103,141
                                                                      ------------        ------------

                                                                      $ 12,532,891        $ 11,321,446
                                                                      ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term bank borrowings (Note 6)                                  $  2,000,000        $  2,000,000
 Note payable                                                              137,702             137,702
 Current portion of long-term capital lease obligations                    636,938             530,126
 Accounts payable                                                          884,681           1,327,825
 Deferred gain  (Note 3)                                                   400,000                 ---
 Accrued compensation and related expenses                                 550,689             605,507
 Other accrued expenses                                                    455,633             456,891
                                                                      ------------        ------------

    Total current liabilities                                            5,065,643           5,058,051
                                                                      ------------        ------------

CAPITAL LEASE OBLIGATIONS                                                  592,897             616,726
                                                                      ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 4):
 Preferred Stock, $.01 par value, 20,000,000 shares authorized,
  no shares issued and outstanding                                             ---                 ---

 Common Stock, $.01 par value, 50,000,000 shares authorized,
  11,555,023 and 11,331,632 shares issued and outstanding
                                                                           115,550             113,316

 Additional paid-in capital                                             42,914,630          42,002,795
 Accumulated deficit                                                   (36,168,592)        (36,473,754)
 Accumulated other comprehensive income                                     12,763               4,312
                                                                      ------------        ------------

    Total shareholders' equity                                           6,874,351           5,646,669
                                                                      ------------        ------------

                                                                      $ 12,532,891        $ 11,321,446
                                                                      ============        ============

The accompanying notes are an integral part of these financial statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                            March 31,
                                                   2000           1999
                                                   -----------    -----------
                                                          (Unaudited)

NET REVENUES  (Note 5)                             $   532,967    $   562,532
COST OF SALES                                          164,041        134,193
                                                   -----------    -----------

   Gross profit                                        368,926        428,339
                                                   -----------    -----------

OPERATING EXPENSES:
  General and administrative                           966,589        758,093
  Selling and marketing                                828,751        439,543
  Research and development                           1,385,534      1,135,797
                                                   -----------    -----------

   Total operating expenses                          3,180,874      2,333,433
                                                   -----------    -----------

     Operating loss                                 (2,811,948)    (1,905,094)

INTEREST EXPENSE                                       (38,709)       (28,013)
INTEREST INCOME                                         84,898        228,335

Net gain on sale of product line (Note 3)            3,070,921            ---
                                                   -----------    -----------

NET PROFIT (LOSS)                                  $   305,162    $(1,704,772)
                                                   ===========    ===========
NET PROFIT (LOSS) PER COMMON SHARE,
   BASIC                                             $     .03      $     .15
                                                      ========       ========

   DILUTED                                           $     .03      $     .15
                                                      ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING,
   BASIC                                            11,389,434     11,391,288
                                                   ===========    ===========

   DILUTED                                          12,075,335     11,391,288
                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   ORTHOVITA, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               Three Months Ended
                                                                                   March 31,
                                                                              2000           1999
                                                                             ------         ------
OPERATING ACTIVITIES:                                                             (Unaudited)
Net profit (loss)                                                          $   305,162    $(1,704,772)
Adjustments to reconcile net profit (loss) to net cash used in operating activities -
  Depreciation                                                                 165,195        138,330
  Services provided for Common Stock options                                   195,501          4,750
  Net gain on sale of product line                                          (3,070,921)           ---
  (Increase) decrease in -
  Other current assets                                                        (136,384)       403,516
  Other assets                                                                  (5,899)       (11,577)
  Increase (decrease) in -
  Other liabilities                                                                ---        (21,857)
  Accounts payable                                                            (443,144)      (104,961)
  Accrued compensation and related expenses                                   (157,818)         8,266
  Other accrued expenses                                                      (190,813)       (72,042)
                                                                           -----------    -----------

        Net cash used in operating activities                               (3,339,121)    (1,360,347)
                                                                           -----------    -----------

INVESTING ACTIVITIES:
  Purchases of investments                                                         ---     (5,225,742)
  Proceeds from sale of investments                                          3,053,183      7,362,148
  Proceeds from short term bank borrowings                                   2,000,000            ---
  Repayments on short term bank borrowings                                  (2,000,000)           ---
  Proceeds from sale of product line                                         3,900,000            ---
  Increase in restricted cash                                                 (400,000)           ---
  Purchase of property and equipment                                          (306,087)      (171,730)
                                                                           -----------    -----------

     Net cash provided by investing activities                               6,247,096      1,964,676
                                                                           -----------    -----------

FINANCING ACTIVITIES:
  Repayments of debt                                                               ---        (26,150)
  Repayments of capital lease obligations                                     (138,534)       (89,660)
  Proceeds from exercise of Common Stock options and warrants                  718,568        170,075
  Proceeds from Employee Stock Purchase Plan                                       ---          1,550
                                                                           -----------    -----------

      Net cash provided by financing activities                                580,034         55,815
                                                                           -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                                   ---         20,234
                                                                           -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    3,488,009        680,378
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               2,487,343        842,064
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 5,975,352    $ 1,522,442
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

                        ORTHOVITA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

  Orthovita, Inc. (the "Company"), a Pennsylvania corporation, began operations in November 1993. We seek to develop, manufacture and market synthetic bone products for the orthopaedic industry based on novel materials and technologies.

  Our operations are subject to certain risks including but not limited to the need to successfully develop and commercialize our products, all of which are currently in development, and our need for additional capital. We have incurred losses each year since our inception in 1993 and expect to continue to incur losses for at least the next couple of years. Our products under development may never be commercialized or if commercialized, may never generate substantial revenue. On March 22, 2000, we completed the sale of our BIOGRAN(R) dental grafting product line to Implant Innovations, Inc. ("3i") for gross proceeds of $3.9 million. BIOGRAN has generated all of our net product revenue (see Note 5).

  Although we believe our existing cash, and short-term investments will be sufficient to meet our currently estimated operating and cash requirements until at least the end of this year, we will need to raise additional funds. If adequate financing is not available, we may be required to delay, scale back or eliminate certain operations.

Basis of Consolidation

  Our consolidated financial statements include the accounts of Orthovita, Inc., our Belgian branch operations, and our wholly owned subsidiaries. We have eliminated all material intercompany balances in consolidation.

Basis of Presentation

  Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K filed with the Securities and Exchange Commission (the "SEC"), which includes financial statements as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Reclassifications

  We have reclassified certain amounts in prior period's financial statements to conform to the presentation for the current period.

Per Share Data

  We have presented per common share data pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share excludes potentially dilutive securities and was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period.

  Diluted per share data is computed assuming the conversion or exercise of all dilutive securities such as preferred stock, Common Stock options and warrants. Preferred stock, Common Stock options and warrants outstanding are not included in the calculation of diluted earnings per share when their impact would be anti-dilutive.

  The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted per share data.

                                                              Three Months Ended March 31,
                                                                       2000           1999
                                                                 ----------     ----------
Basic weighted average number of shares outstanding              11,389,434     11,391,288
Incremental shares from assumed exercise or conversion of:
   Stock options                                                    297,648            ---
   Common stock warrants                                            388,253            ---
                                                                 ----------     ----------
Diluted weighted average number of shares outstanding            12,075,335     11,391,288
                                                                 ==========     ==========

  The number of incremental shares from the assumed exercise of Common Stock options and Common Stock warrants is calculated applying the treasury stock method. Common Stock options and warrants were excluded from the computation of diluted earnings per share for the three months ended March 31, 1999 because they were anti-dilutive.

2.  CASH, CASH EQUIVALENTS AND INVESTMENTS:

   We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in a separate component of shareholders' equity.

   As of March 31, 2000 cash, cash equivalents and investments at cost and fair market value consisted of the following:

                                                      Gross                  Gross
                                                    Unrealized             Unrealized        Fair Market
                                 Original Cost        Gains                  Losses             Value
                                 -------------        -----                  ------             -----
Cash and cash equivalents         $  5,975,352     $          ---           $    ---          $5,975,352
Short-term investments               3,393,286                ---            (51,815)          3,341,471
                                    ----------     --------------           --------          ----------
                                    $9,368,638     $          ---           $(51,815)         $9,316,823
                                    ==========     ==============           ========          ==========

3.  SALE OF BIOGRAN:

  On March 22, 2000, we sold our BIOGRAN dental grafting product line to 3i for $3.9 million. We received proceeds of $3.5 million, with an additional $400,000 held in an escrow account for one year. As a result, we realized a one-time net gain on the transaction of approximately $3.1 million.

4.  SHAREHOLDERS' EQUITY:

   During the three months ended March 31, 2000, stock options and warrants to purchase 223,391 shares of Common Stock were exercised for proceeds of $718,568. Additionally during the first three months of 2000, we issued stock options for the purchase of 55,000 shares of Common Stock with various exercise prices to certain vendors in payment of services valued at $195,501.

5.  NET PRODUCT REVENUE:

  On April 29, 1998, we entered into a Global Distribution Agreement with 3i, whereby 3i obtained the exclusive worldwide marketing, sales and distribution rights for BIOGRAN for dental surgical applications. The arrangement provides for 3i to pay us 45% and 40% of their BIOGRAN average selling price for 1999 and 2000, respectively. In 1999 and 2000, 3i accounted for 100% of our net revenue (See Note 3).

6.  BANK BORROWINGS:

  We have a one-year $2 million line of credit arrangement with our commercial bank that expires at the end of 2000. The line of credit requires us to maintain a minimum aggregate level of cash and investments of $4 million, minimum working capital of $4 million and other specific financial covenants. Interest on the line of credit is payable at the prime rate plus 1.0%. As of March 31, 2000 and December 31, 1999, $2 million was outstanding under the line, which was repaid in April 2000 and January 2000, respectively.

7. COMMITMENTS AND CONTINGENCIES:

  On July 23, 1994, U.S. Biomaterials Corporation filed with the U.S. Patent and Trademark Office a Request for Reexamination of the FBFC U.S. Patent which provides patent protection in the U.S. for BIOGRAN. FBFC filed a response in this proceeding, establishing that the claims of the FBFC Patent were properly allowed. As a result, a Certificate of Reexamination was issued by the U.S. Patent and Trademark Office confirming the patentability of all claims of the FBFC Patent without amendment. However, U.S. Biomaterials Corporation also instituted a nullification proceeding against the European counterpart to the FBFC U.S. Patent. The opposition division of the European Patent Office tentatively decided in FBFC's favor, but the matter is still proceeding under an appeal. This patent has now been assigned to 3i who purchased the BIOGRAN product line in March 2000. In connection with the BIOGRAN sale to 3i, 3i has assumed control of this matter and we have agreed to reimburse for the associated legal costs and to provide them with certain indemnification with respect to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Orthovita is a leading developer of biomaterials and orthobiologics focused on synthetic bone substitute products for orthopaedic applications primarily in spine. The spine market represents one of the fast growing markets in orthopaedics. We are also developing products for use in trauma and joint replacement applications. We believe that there is a particular application for our products in patients suffering from osteoporosis. Osteoporosis, whereby bone becomes less dense and more likely to break, afflicts 10 million Americans of which more than 80% are women. Our six products under development are based on two broad technology platforms. Our patented CORTOSS/TM/ biomaterial platform consists of a bioactive glass and non-resorbable resin, which is used to form synthetic cortical bone and can be delivered as either an injectable or a putty. ORTHOCOMP/TM/ Injectable, CORTOSS/TM/ Injectable, and CORTOSS/TM/ Putty are under development in this platform. Our VITOSS/TM/ orthobiologic platform consists of a patented small particle resorbable calcium phosphate, which is used to form osteoconductive synthetic cancellous bone and can be delivered as an injectable or a scaffold. VITOSS/TM/ Injectable and VITOSS/TM/ Scaffold are under development in this bone platform. Additionally, the two materials can be combined to form our CORTOSS/TM/ Implant products that we believe can incorporate the advantages of each platform. None of our CORTOSS or VITOSS products has received regulatory approval and are not currently available for sale.

  We are developing the CORTOSS and VITOSS product lines independently and have retained all of the commercial rights to these products. We have a worldwide agreement for the joint development and commercialization of ORTHOCOMP Injectable for use in joint implant procedures, such as hip replacements, with Howmedica, a subsidiary of Stryker Corp., the market leader for joint implant cements.

  The first product we developed was BIOGRAN(R) for use in the dental market. In order to better focus on the orthopaedic market in, March 2000 we sold our BIOGRAN dental grafting product line to Implant Innovations Inc. ("3i"), a Biomet Company, for $3.9 million. We received proceeds of $3.5 million, with an additional $400,000 held in an escrow account for one year, and realized a one-time net gain on the transaction of approximately $3.1 million.

Forward-Looking Statements

  In addition to historical facts or statements of current conditions, this report on Form 10-Q contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate", "estimate,'' ''expect,'' ''project,'' ''intend,'' ''plan,'' ''believe,'' or other words and terms similar in meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopaedic and medical device industries as well as more specific risks and uncertainties such as set forth below. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect.

Therefore, you are cautioned not to place too much reliance on any such forward-looking statements. Furthermore, we do not intend, and are not obligated to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We claim the protections afforded by the Private Securities Litigation Reform Act of 1995, as amended, for our forward-looking statements. The use of the words ''Orthovita'', the ''Company'', ''we'', ''us'' or ''our'' herein refers to Orthovita, Inc., together with its subsidiaries.

Certain Risks Related to Orthovita's Business

As further described above, our performance and financial results are subject to risks and uncertainties including the following specific risks.

We have a history of operating losses and we will need additional funds that may not be available in the future.

  We have experienced negative operating cash flows since our inception. We plan to continue to spend substantial funds for clinical trials in support of regulatory and reimbursement approvals, for research and development, and for the establishment of our commercial scale manufacturing capabilities and in support of potential product launch. Factors which may cause our future capital requirements to be greater than anticipated include the extent to which unforeseen developments arise with our clinical trials, timing of regulatory approval, research and development or manufacturing activities, market acceptance of our products, the acquisition and defense of intellectual property rights or the development of strategic alliances for the marketing of certain of our products. We believe our existing cash as of March 31, 2000 will be sufficient to meet our currently estimated operating and capital requirements through at least December 31, 2000. We will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. Any such required financing may not be available on satisfactory terms, if at all. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. If additional funds are raised through the issuance of debt securities, these securities could have certain rights senior to holders of Common Stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If adequate financing is not available, we may be required to delay, scale back or eliminate certain operations.

  We have incurred substantial operating losses since our inception and, at March 31, 2000, had an accumulated deficit of approximately $36.2 million. These losses have resulted principally from expenses required to be incurred before we can begin marketing our products, including the development and patenting of our technologies, preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory bodies, and the development of sales, marketing and manufacturing capabilities. We expect to continue to incur significant operating losses in the future as we continue our product development efforts, expand our marketing and sales activities and further develop our manufacturing capabilities.

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

Additional specific risks, to which our performance and financial results are subject, are detailed in our Form 10-K dated December 31, 1999 and include:

We are dependent on the commercial success of CORTOSS Injectable and VITOSS Scaffold, and our ability to achieve this is subject to certain risks, including:

  . the need to obtain their regulatory approval, . the need to develop commercial scale manufacturing capability and capacity for these products,
  . the need to build an effective sales and distribution network, . the uncertainty of operating in international markets, and . the need for the market place to commercially accept VITOSS and CORTOSS.


Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products.

The orthopaedic market is highly competitive.

We may be sued in a product liability action.

Our business could suffer if we cannot attract and retain the services of key employees.

In addition, there are other risks, which are also detailed in the Form 10-K, which you should read in its entirety, that relate principally to the securities market and ownership of our securities, including:

Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring shareholder approval.

We have not and do not intend to pay any dividends.

Our stock price is highly volatile.

Liquidity and Capital Resources

  We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from our initial public offering. Cash, cash equivalents and short-term investments were $9.3 million at March 31, 2000 and $8.9 million at December 31, 1999, representing 74% and 78% of our total assets, respectively. Cash equivalents consist of highly liquid, short-term investments with an original maturity of three months or less.

  The following is a summary of selected cash flow information for the three months ended March 31:


                                                  Three Months Ended March 31,

                                                      2000            1999
                                                      ----            ----

Net cash used in operating activities              $(3,339,121)    $(1,360,347)
Net cash provided by investing activities            6,247,096       1,964,676
Net cash provided by financing activities              580,034          55,815


Net cash used in operating activities

Operating Cash Inflows -

  Operating cash inflows have been derived from BIOGRAN product sales realized prior to the close of the sale of BIOGRAN dental grafting product line to 3i, and we have received cash inflows from interest income on short-term investments.

Operating Cash Outflows -

  Our operating cash outflows were primarily used for development and pre-clinical activities in preparation for regulatory filings of potential products. In addition, funds have been used for the leasing and fit-up of expanded facilities and the hiring and training of additional employees.

Operating Cash Flow Requirements Outlook -

  We expect to continue to use cash in operating activities and expect this use to increase due to efforts associated with the clinical trials as well as due to pre-commercial launch activities in the U.S. and Europe. We expect our cash flow from operating activities to continue to be negative until such time, if ever, as regulatory clearances for our products are obtained and revenue received from product sales exceeds funding of operating costs. The timing of such events is dependent upon a number of variables outside of our control.

Net cash provided by investing activities

   We received $3.9 million from the one-time net gain on the sale of the BIOGRAN dental grafting product line to 3i on March 22, 2000. In addition, we have invested $306,000 and $172,000 for the three months ended March 31, 2000 and 1999, respectively, primarily in the purchase of leasehold improvements for the expansion of our product development and manufacturing capabilities. During the three months ended March 31, 2000 and 1999, $3.1 million and $2.1 million, respectively, were provided by the sale of investment grade marketable securities.

Investing Cash Outlook -

  In order to provide funds for operations, we expect to continue to sell marketable securities. We expect that our use of cash for the purchase of property, equipment and leasehold improvements for 2000 may increase in comparison to that of prior periods as we scale-up manufacturing capacity for CORTOSS Injectable and VITOSS Scaffold. We have approximately $660,000 remaining on an existing capital lease line for use in funding a portion of the equipment necessary for the expansion of our development and manufacturing facilities. The timing of such expansion is dependent upon a number of variables outside of our control and include the timing of regulatory clearances for marketing of our future products, the rate of market acceptance and growth of product sales, and the lead times required to bring additional manufacturing capacity on line.

Net cash provided by financing activities

   During the first three months of 2000, options and warrants to purchase 223,391 shares of Common Stock were exercised resulting in proceeds of $719,000. In addition, $139,000 was used to repay capital lease obligations. In March 2000, we borrowed $2.0 million on a line of credit with our bank which was repaid in April 2000.

Financing Requirements Outlook

  We expect to continue to use cash and investments to fund operating and investing activities. We plan to continue to spend substantial funds for clinical trials in support of regulatory and reimbursement approvals, research and development and establishment of commercial scale manufacturing capabilities. We believe cash as of March 31, 2000 to be sufficient to meet our currently estimated operating and capital requirements through at least December 31, 2000. Our future capital requirements will depend upon numerous factors, including the extent to which unforeseen clinical, regulatory, manufacturing or sales and marketing difficulties arise or to which our products gain market acceptance, the acquisition and defense of intellectual property rights, the development of strategic alliances for the marketing of certain of our products, and other competitive developments. In addition, although we have no present commitments or understandings, we may seek to expand our operations and product line via acquisitions or joint ventures and any such acquisitions or joint ventures may increase our capital requirements. We will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. These financing activities could result in substantial dilution to the holders of Common Stock or significant financial or operational restrictions to us. In addition, any such required financing may not be available on satisfactory terms, if at all.

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock's market price, as well as, the exercise prices and expiration dates of the stock options and warrants.

Results of Operations

  This section should be read in conjunction with the more detailed discussion under ''Liquidity and Capital Resources.'' A summary of net revenues and expenses for the three months ended March 31 is as follows:

                                                                         % Increase
                                       Three Months Ended March 31,       (Decrease)

                                            2000           1999         2000 vs. 1999
                                            ----           ----         -------------

Net Revenues                             $  532,967     $   562,532          ( 5)

Gross Profit                                368,926         428,339          (14)

General and Administrative Expenses         966,589         758,093           28
Selling and Marketing Expenses              828,751         439,543           89
Research and Development Expenses         1,385,534       1,135,797           22

Other (Income) Expense                      (46,189)       (200,322)         (77)

Net gain on sale of product line          3,070,921             ---          100

Net Profit (Loss)                           305,162      (1,704,772)         118

Net Revenues   Net revenues for the three months ended March 31, 2000 were
$533,000 in comparison to $563,000 for the same period in 1999. Net revenues reflect sales of BIOGRAN product to 3i under a global distribution agreement prior to the closing of the sale of our BIOGRAN dental grafting product line to 3i on March 22, 2000. As a result of this agreement, we will not generate revenues from the BIOGRAN product line in the future.

Gross Profit   Gross profit for the three months ended March 31, 2000 was
$369,000, or 69% of net revenues, compared to $428,000, or 76% of net revenues, for the same period during 1999.

Operating Expenses    Operating expenses for the three months ended March 31,
2000 were $3.2 million compared to $2.3 million during the same period a year ago. The increase in general and administrative expenses from the first quarter of 1999 to the first quarter of 2000 is primarily a result of an increase in the number of employees in this area. Selling and marketing expenses increased from the first quarter of 1999 to the first quarter of 2000 as a result of the development of marketing materials and marketing-related consulting costs. The increase from the first quarter of 1999 to the first quarter of 2000 in research and development expenses is attributable to headcount additions related to the expanded development of our product pipelines and pre-clinical and clinical activities of VITOSS Scaffold and CORTOSS Injectable.

Other Income and Expenses    Net other income and expenses decreased as a
result of lower interest income due to lower average cash balances during 2000 versus 1999.

Net gain on sale of product line   In March 2000, we sold our BIOGRAN dental
grafting product line to 3i for $3.9 million. We received proceeds of $3.5 million, with an additional $400,000 held in an escrow account for one year, and realized a one-time net gain on the transaction of approximately $3.1 million.

Net Profit (Loss)   As a result of the one-time net gain on the sale of BIOGRAN, we had a net profit of $305,000 for the three months ended March 31, 2000 compared to a net loss of $1.7 million during the same period a year ago. We expect to continue to incur significant operating losses in the future as we continue our product development efforts, expand our marketing and sales activities and further develop our manufacturing capabilities.


PART II

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

None

(b)  Reports on Form 8-K:

None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          OTHOVITA, INC.
                          (Registrant)



May 12, 2000        By:  /s/  David S. Joseph
                       ----------------------

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