Form 10-Q
period 2000-06-30
ORTHOVITA INC
filed 2000-08-11
CIK 913756

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934         For the Quarterly Period Ended    June 30, 2000    .
                                                       ---------------------
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934         For the Transition Period from         to         .
                                                       -------    ---------

Commission File Number      0-24517
                       -----------------

                                ORTHOVITA, INC.
                             --------------------
            (Exact Name of Registrant as Specified in its Charter)


           Pennsylvania                                         23-2694857     .
----------------------------------------                  ----------------------
  (State Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                          Identification Number)

  45 Great Valley Parkway, Malvern, PA                             19355       .
----------------------------------------                   ---------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code             (610) 640-1775  .
                                                           ---------------------

                                Not Applicable                                 .
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X   No
                                     -----    -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                     Outstanding as of June 30, 2000
----------------------------         -------------------------------
Common Stock, par value $.01                11,611,651 Shares


This Report Includes a Total of 17 Pages

                       ORTHOVITA, INC. AND SUBSIDIARIES

                                     INDEX


PART I -
FINANCIAL                                                                          PAGE
INFORMATION                                                                        NUMBER


                Item 1.  Financial Statements
                         Consolidated Balance Sheets -
                         June 30, 2000 and December 31, 1999                       3

                         Consolidated Statements of Operations -
                         Three and six months ended June 30, 2000 and 1999         4

                         Consolidated Statements of Cash Flows -
                         Six months ended June 30, 2000 and 1999                   5

                         Notes to Consolidated Financial Statements                6 - 9

                Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations             9 - 16

PART II -
OTHER
INFORMATION


                Item 6.  Exhibits and Reports on Form 8-K                          17

                         Signatures                                                17
                                                                                   --

                       ORTHOVITA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                           June 30, 2000             December 31, 1999
                                                                    ---------------------------  -------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents (Notes 2 and 6)                                        $  3,123,675               $  2,487,343
 Short-term investments  (Notes 2 and 6)                                             2,678,114                  6,386,202
 Restricted cash  (Note 3)                                                             400,000                        ---
 Other current assets                                                                   66,834                    303,236
                                                                                  ------------               ------------

    Total current assets                                                             6,268,623                  9,176,781
                                                                                  ------------               ------------

PROPERTY AND EQUIPMENT, net                                                          2,721,037                  2,041,524
                                                                                  ------------               ------------

OTHER ASSETS                                                                           113,203                    103,141
                                                                                  ------------               ------------

                                                                                  $  9,102,863               $ 11,321,446
                                                                                  ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term bank borrowings (Note 6)                                              $  2,000,000               $  2,000,000
 Note payable                                                                          136,052                    137,702
 Current portion of long-term capital lease obligations                                673,560                    530,126
 Accounts payable                                                                    1,012,181                  1,327,825
 Deferred gain  (Note 3)                                                               400,000                        ---
 Accrued compensation and related expenses                                             343,033                    605,507
 Other accrued expenses                                                                419,730                    456,891
                                                                                  ------------               ------------

    Total current liabilities                                                        4,984,556                  5,058,051
                                                                                  ------------               ------------

CAPITAL LEASE OBLIGATIONS                                                              553,583                    616,726
                                                                                  ------------               ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Notes 4 and 8):
 Preferred Stock, $.01 par value, 20,000,000 shares authorized,
  no shares issued and outstanding                                                         ---                        ---

 Common Stock, $.01 par value, 50,000,000 shares authorized,
  11,611,651 and 11,331,632 shares issued
   and outstanding                                                                     116,117                    113,316

 Additional paid-in capital                                                         43,222,858                 42,002,795
 Accumulated deficit                                                               (39,803,715)               (36,473,754)
 Accumulated other comprehensive income                                                 29,464                      4,312
                                                                                  ------------               ------------

    Total shareholders' equity                                                       3,564,724                  5,646,669
                                                                                  ------------               ------------

                                                                                  $  9,102,863               $ 11,321,446
                                                                                  ============               ============


  The accompanying notes are an integral part of these financial statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                         Three Months Ended                           Six Months Ended
                                 ------------------------------------       -------------------------------------
                                              June 30                                      June 30
                                    2000                     1999              2000                      1999
                                 -----------              -----------       -----------               -----------
NET REVENUES  (Note 5)           $       ---              $   206,907       $   532,967               $   769,439
COST OF SALES                            ---                   68,497           164,041                   202,690
                                 -----------              -----------       -----------               -----------

   Gross profit                          ---                  138,410           368,926                   566,749
                                 -----------              -----------       -----------               -----------

OPERATING EXPENSES:
  General and administrative       1,077,867                  961,766         2,044,455                 1,719,859
  Selling and marketing              679,419                  361,535         1,508,170                   801,078
  Research and development         1,925,100                1,035,333         3,310,634                 2,171,130
                                 -----------              -----------       -----------               -----------

   Total operating expenses        3,682,386                2,358,634         6,863,259                 4,692,067
                                 -----------              -----------       -----------               -----------

     Operating loss               (3,682,386)              (2,220,224)       (6,494,333)               (4,125,318)

INTEREST EXPENSE                     (32,488)                 (27,714)          (71,197)                  (55,727)
INTEREST INCOME                       79,750                  155,427           164,648                   383,762

Net gain on sale of product
 line (Note 3)                           ---                      ---         3,070,921                       ---
                                 -----------              -----------       -----------               -----------


NET LOSS                         $(3,635,124)             $(2,092,511)      $(3,329,961)              $(3,797,283)
                                 ===========              ===========       ===========               ===========

NET LOSS PER COMMON SHARE,
 BASIC AND DILUTED                     $(.31)                   $(.18)            $(.29)                    $(.33)
                                 ===========              ===========       ===========               ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
   BASIC AND DILUTED              11,584,563               11,446,083        11,486,953                11,418,686
                                 ===========              ===========       ===========               ===========


  The accompanying notes are an integral part of these financial statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                        Six Months Ended June 30,
                                                                                   ----------------------------------
                                                                                      2000                   1999
                                                                                   -----------            -----------
OPERATING ACTIVITIES:
Net loss                                                                           $(3,329,961)           $(3,797,283)
Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation                                                                         384,818                291,842
  Services provided for Common Stock options                                           287,381                 94,927
  Net gain on sale of product line                                                  (3,070,921)                   ---
  (Increase) decrease in -
    Other current assets                                                               236,402                583,977
    Other assets                                                                       (10,062)               (12,996)
  Increase (decrease) in -
    Other liabilities                                                                      ---               (339,208)
    Accounts payable                                                                  (315,644)               181,539
    Accrued compensation and related expenses                                         (290,474)                44,275
    Other accrued expenses                                                            (226,716)              (205,274)
                                                                                   -----------            -----------

        Net cash used in operating activities                                       (6,335,177)            (3,158,201)
                                                                                   -----------            -----------

INVESTING ACTIVITIES:
  Purchases of investments                                                            (199,887)            (8,689,247)
  Proceeds from sale of investments                                                  3,933,127             12,821,279
  Proceeds from sale of product line                                                 3,900,000                    ---
  Increase in restricted cash                                                         (400,000)                   ---
  Purchase of property and equipment                                                  (822,772)              (240,627)
                                                                                   -----------            -----------

     Net cash provided by investing activities                                       6,410,468              3,891,405
                                                                                   -----------            -----------

FINANCING ACTIVITIES:
  Proceeds from short term bank borrowings                                           2,000,000                    ---
  Repayments on short term bank borrowings                                          (2,000,000)                   ---
  Repayments of capital lease obligations                                             (297,792)              (191,550)
  Proceeds from exercise of Common Stock options and warrants                          842,668                282,056
  Proceeds from sales of Common Stock to the Employee Stock Purchase Plan               17,815                  3,382
                                                                                   -----------            -----------

      Net cash provided by financing activities                                        562,691                 93,888
                                                                                   -----------            -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            (1,650)                 8,307
                                                                                   -----------            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              636,332                835,399
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       2,487,343                842,064
                                                                                   -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 3,123,675            $ 1,677,463
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

  Our operations are subject to certain risks including but not limited to the need to successfully develop and commercialize our products, most of which are currently in development, and our need for additional capital. We have incurred losses each year since our inception in 1993 and expect to continue to incur losses for at least the next couple of years. Our products under development may never be commercialized or if commercialized, may never generate substantial revenue.

  On March 22, 2000, we completed the sale of our BIOGRAN/R/ dental grafting product line to Implant Innovations, Inc. ("3i") for gross proceeds of $3.9 million. BIOGRAN has generated all of our net product revenue (see Note 5). On July 11, 2000 we received a CE Certification allowing the sale of our VITOSSTM Scaffold product in all of the countries of the European Economic Community. VITOSS Scaffold is our synthetic cancellous bone void filler used to fill bony voids or gaps of the skeletal system (ie., the extremities, spine and pelvis). We plan to initiate a launch of this product in Europe during September 2000.

  During July 2000, we received approximately $6.8 million in net proceeds in a private equity financing under which we sold 1,186,441 shares of our Common Stock. We believe our cash and short-term investments as of June 30, 2000 and the proceeds from the private equity financing discussed above, will be sufficient to meet our currently estimated operating and cash requirements through the second quarter of 2001. We will need to raise additional funds and if adequate financing is not available, we may be required to delay, scale back or eliminate certain operations.

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

  Diluted per share data is computed assuming the conversion or exercise of all dilutive securities such as Common Stock options and warrants. Common Stock options and warrants were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2000 and 1999 because they were anti-dilutive.

  The following table summarizes basic and diluted weighted average shares outstanding used to compute the basic and diluted per share data.

                                Three Months Ended June 30,    Six Months Ended June 30,
                                   2000             1999         2000             1999
                                ----------       ----------   ----------       ----------
Weighted average number of
shares outstanding, basic
and diluted                     11,584,563       11,446,083   11,486,953       11,418,686
                                ==========       ==========   ==========       ==========


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

   As of June 30, 2000 cash, cash equivalents and investments at cost and fair market value consisted of the following:

                                                     Gross              Gross
                                                   Unrealized         Unrealized         Fair Market
                                  Original Cost      Gains              Losses              Value
                                 ---------------     -----              ------              -----
Cash and cash equivalents             $3,123,675     $  ---           $    ---           $3,123,675
Short-term investments                 2,713,228      3,549            (38,663)           2,678,114
                                      ----------     ------           --------           ----------
                                      $5,836,903     $3,549           $(38,663)          $5,801,789
                                      ==========     ======           ========           ==========

3.  SALE OF BIOGRAN:

  On March 22, 2000, we sold our BIOGRAN dental grafting product line to 3i for $3.9 million. We received proceeds of $3.5 million, for which we realized a net gain of approximately $3.1 million, and received an additional $400,000 that is being held in an escrow account as a deferred gain for one year.

  In connection with this transaction, we have agreed to indemnify 3i for any potential liabilities related to BIOGRAN activities prior to the sale. If no liabilities arise within one year from the close of this sale for which we have agreed to indemnify 3i, then the $400,000 escrow, and related deferred gain, will be released to us.

4.  SHAREHOLDERS' EQUITY:

   During the three and six months ended June 30, 2000, stock options and warrants to purchase 40,500 and 263,891 shares of Common Stock were exercised for proceeds of $124,100 and $842,668, respectively. Additionally during the first three and six months of 2000, we issued stock options for the purchase of 17,500 and 72,500 shares of Common Stock with various exercise prices to certain vendors in payment of services valued at $91,880 and $287,381, respectively. In addition during May 2000, 50,000 shares of Common Stock were granted, under a restricted stock award, to an employee. Of the 50,000 total shares granted, 12,500 immediately vested, 16,250 shares will vest on December 31, 2000 and the remaining 16,250 will vest on December 31, 2001.

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

6.  BANK BORROWINGS:

  We have a one-year $2 million line of credit arrangement with our commercial bank that expires at the end of 2000. The line of credit requires us to maintain a minimum aggregate level of cash and investments of $4 million, minimum working capital of $4 million and other specific financial covenants. Interest on the line of credit is payable at the prime rate plus 1.0%. As of June 30, 2000, $2 million was outstanding under the line and was repaid in July 2000.

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

8.  SUBSEQUENT EVENTS:

  During July 2000, we received approximately $6.8 million in net proceeds through a private equity financing under which we sold 1,186,441 shares of our Common Stock. The transaction was sold to a private European foundation at $5.90 per share, which represents the average closing price of our common stock for the 20 days prior to the date of purchase. In addition, subsequently we listed our Common Stock on the Nasdaq National Market.

In August 2000, the worldwide marketing, sales and distribution agreement for joint development of ORTHOCOMP/TM/ for use in joint implant procedures with Howmedica, a subsidiary of Stryker Corp, was cancelled by mutual agreement of the parties. All development and commercial rights to this product were returned to us.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Orthovita is a biomaterials company with two broad technology platforms for developing bone substitutes, each providing the potential for multiple product opportunities. Our products under development focus primarily on indications for spinal repair resulting from degenerative disease and trauma.

   Our VITOSS/TM/ orthobiologic platform consists of a patented small particle resorbable calcium phosphate, which is used to form osteoconductive synthetic cancellous bone and can be delivered as an injectable or a scaffold. VITOSS/TM/ Injectable and VITOSS/TM/ Scaffold are under development in this platform. In July 2000, we received a CE Certification allowing the sale of our VITOSS Scaffold product in all of the countries of the European Economic Community. We plan to initiate a launch of this product in Europe during September.

   The synthetic cortical bone substitute platform, our other core technology, is a technology for developing nonresorbable, load bearing, resin composite products. We currently have four products under development that are derived from this technology, and branded as ORTHOCOMPTM Injectable, CORTOSS/TM/ Injectable, CORTOSS/TM/ Putty and CORTOSS/TM/ Implants. We plan to advance the development of CORTOSS products for a variety of indications. We are currently conducting clinical trials of CORTOSS Injectable for vertebroplasty and screw augmentation in Europe.

   We are developing the CORTOSS and VITOSS product lines independently and have retained all of the commercial rights to these products. In August 2000, the worldwide marketing, sales and distribution agreement for joint development of ORTHOCOMP/TM/ for use in joint implant procedures with Howmedica, a subsidiary of Stryker Corp, was cancelled by mutual agreement of the parties. All development and commercial rights to this product were returned to us.

  The first product we developed was BIOGRAN/R/ for use in the dental market. In order to better focus on the orthopaedic market, in March 2000 we sold our BIOGRAN dental grafting product line to Implant Innovations Inc. ("3i"), a Biomet Company, for $3.9 million. We received proceeds of $3.5 million, with an additional $400,000 held in an escrow account for one year, and realized a one-time net gain on the transaction of approximately $3.1 million.

FORWARD-LOOKING STATEMENTS

  In addition to historical facts or statements of current conditions, this report on Form 10-Q contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", or other words and terms similar in meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopaedic and medical device industries as well as more specific risks and uncertainties such as set forth below. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you are cautioned not to place too much reliance on any such forward-looking statements. Furthermore, we do not intend, and are not obligated to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We claim the protections afforded by the Private Securities Litigation Reform Act of 1995, as amended, for our forward-looking statements. The use of the words "Orthovita", the "Company", "we", "us" or "our" herein refers to Orthovita, Inc., together with its subsidiaries.

CERTAIN RISKS RELATED TO ORTHOVITA'S BUSINESS

As further described above, our performance and financial results are subject to risks and uncertainties including the following specific risks.

We have a history of operating losses and we will need additional funds that may not be available in the future.

  We have experienced negative operating cash flows since our inception. We plan to continue to spend substantial funds for clinical trials in support of regulatory and reimbursement approvals, for research and development, and for the establishment of our commercial scale manufacturing capabilities and in support of potential product launch. Factors which may cause our future capital requirements to be greater than anticipated include the extent to which unforeseen developments arise with our clinical trials, timing of regulatory approval, research and development or manufacturing activities, market acceptance of our products, the acquisition and defense of intellectual property rights or the development of strategic alliances for the marketing of certain of our products. We believe our existing cash as of June 30, 2000, along with the approximately $6.8 million in net proceeds received during July 2000 in connection with the sale of 1,186,441 shares of our Common Stock in a private placement, will be sufficient to meet our currently estimated operating and capital requirements through the second quarter of 2001. We will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. Any such required financing may not be available on satisfactory terms, if at all. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. If additional funds are raised through the issuance of debt securities, these securities could have certain rights senior to holders of Common Stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If adequate financing is not available, we may be required to delay, scale back or eliminate certain operations.

  We have incurred substantial operating losses since our inception and, at June 30, 2000, had an accumulated deficit of approximately $39.8 million. These losses have resulted principally from expenses required to be incurred before we can begin marketing our products, including the development and patenting of our technologies, the conduct of preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory bodies, and the development of sales, marketing and manufacturing capabilities. We expect to continue to incur significant operating losses in the future as we continue our product development efforts, expand our marketing and sales activities and further develop our manufacturing capabilities.

  We may never become profitable.   Our future sales of products from our
synthetic cortical and cancellous bone technology platforms, if any, may not grow, and we may not be able to achieve or maintain profitability in the future.

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

Additional specific risks, to which our performance and financial results are subject, are detailed in our Form 10-K dated December 31, 1999 and include:

We are dependent on the commercial success of CORTOSS Injectable and VITOSS Scaffold, and our ability to achieve this is subject to certain risks, including:

        o  the need to obtain their regulatory approval,
        o the need to develop commercial scale manufacturing capability and capacity for these products,
        o  the need to build an effective sales and distribution network,
        o  the uncertainty of operating in international markets, and
        o the need for the market place to commercially accept VITOSS and CORTOSS.

On July 19, 2000, we received the FDA's comments and questions on both our VITOSS and CORTOSS 510(k) filings. The FDA has requested additional data on both products. We are preparing responses to the FDA's requests, which responses include additional data generated subsequent to our initial filing of the 510(k). There can be no assurance that after responding to the FDA's questions, the FDA will not require additional new data or require the initiation of additional pre-clinical or clinical studies, either of which would delay the receipt of FDA regulatory clearances.

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

Our stock price is highly volatile.

Until August 1, 2000, our Common Stock traded exclusively on EASDAQ. Beginning August 2, 2000, our Common Stock trades on both EASDAQ and the Nasdaq National Market. We have experienced limited volume from time to time in the trading of our Common Stock on the EASDAQ exchange and there is no history to indicate how
our shares will trade on Nasdaq.   The trading of our shares, on both EASDAQ and
Nasdaq, may continue to be relatively illiquid.

LIQUIDITY AND CAPITAL RESOURCES

  We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from our initial public offering. Cash, cash equivalents and short-term investments were approximately $5.8 million at June 30, 2000 and $8.9 million at December 31, 1999, representing 63% and 78% of our total assets, respectively. Cash equivalents consist of highly liquid, short-term investments with an original maturity of three months or less.

  The following is a summary of selected cash flow information for the six months ended
June 30:

                                                                Six Months Ended June 30,
                                                              2000                     1999
                                                           -----------              -----------
Net cash used in operating activities                      $(6,335,177)             $(3,158,201)
Net cash provided by investing activities                    6,410,468                3,891,405
Net cash provided by financing activities                      562,691                   93,888

Net cash used in operating activities

Operating Cash Inflows -

  Operating cash inflows have been derived from BIOGRAN product sales realized prior to the close of the sale of BIOGRAN dental grafting product line to 3i on March 22, 2000 when we realized approximately $3.1 million in a one-time net gain on the sale of the BIOGRAN dental grafting product line. In addition, we have received cash inflows from interest income on short-term investments.

Operating Cash Outflows -

   Our operating cash outflows were primarily used for development and pre-clinical activities in preparation for regulatory filings of potential products. In addition, funds have been used for the leasing and fit-up of expanded facilities and the hiring and training of additional employees.

Operating Cash Flow Requirements Outlook -

   In July 2000, we received a CE Certification allowing the sale of our VITOSS Scaffold product in all of the countries of the European Economic Community. We expect to begin selling VITOSS in Europe during September 2000. However, we expect to continue to use cash in operating activities and expect this use to increase due to increased efforts associated with preclinical activities, clinical trials and pre-commercial launch activities in the U.S. and Europe. As a result of the mutual termination of the collaberation with Howmedica, we are now solely responsible for funding the development of ORTHOCOMP. However, we do not expect this to significantly impact cash flow requirements for the next several years. Accordingly, we expect our cash flow from operating activities to continue to be negative until such time, if ever, as regulatory clearances for our products are obtained and revenue received from product sales exceeds funding of operating costs. In July, 2000, we received the FDA's comments and questions on both our VITOSS and CORTOSS 510(k) filings. The FDA has requested additional data on both products. We are preparing responses to the FDA's requests, which responses include additional data generated subsequent to our initial filing of the 510(k). After responding to the FDA's questions, the FDA may require additional new data or require the initiation of additional pre-clinical or clinical studies, either of which would delay the receipt of FDA regulatory clearances. The timing of such events is dependent upon a number of variables outside of our control.

Net cash provided by investing activities

   We received $3.9 million, of which $400,000 is being held in escrow for one year, in connection with the sale of the BIOGRAN dental grafting product line to 3i on March 22, 2000.

   We have invested approximately $823,000 and $241,000 for the six months ended June 30, 2000 and 1999, respectively, primarily in the purchase of leasehold improvements for the expansion of our product development and manufacturing capabilities.

   During the six months ended June 30, 2000 and 1999, approximately $3.7 million and $4.1 million, respectively, were provided by the net sale of investment grade marketable securities.

Investing Cash Outlook -

  In order to provide funds for operations, we expect to continue to sell marketable securities. We expect that our use of cash for the purchase of property, equipment and leasehold improvements for 2000 may increase in comparison to that of prior periods as we scale-up manufacturing capacity for CORTOSS Injectable and VITOSS Scaffold. We have approximately $504,000 remaining on an existing capital lease line for use in funding a portion of the equipment necessary for the expansion of our development and manufacturing facilities.

Net cash provided by financing activities

   During the first six months of 2000, options and warrants to purchase 263,891 shares of Common Stock were exercised resulting in proceeds of approximately $843,000. In addition, approximately $298,000 was used to repay capital lease obligations. In June 2000, we borrowed $2.0 million on a line of credit with our bank, and we repaid the line in July 2000.

Financing Requirements Outlook

  We expect to continue to use cash and investments to fund operating and investing activities. We plan to continue to spend substantial funds for preclinical studies and clinical trials in support of regulatory and reimbursement approvals, research and development and establishment of commercial scale manufacturing capabilities. We believe our existing cash as of June 30, 2000, along with the approximately $6.8 million in net proceeds received during July 2000 in connection with the sale of 1,186,441 shares of our Common Stock in a private placement, will be sufficient to meet our currently estimated operating and capital requirements through the second quarter of 2001. Our future capital requirements will depend upon numerous factors, including the extent to which unforeseen clinical, regulatory, manufacturing or sales and marketing difficulties arise or to which our products gain market acceptance, the acquisition and defense of intellectual property rights, the development of strategic alliances for the marketing of certain of our products, and other competitive developments. In addition, although we have no present commitments or understandings, we may seek to expand our operations and product line via acquisitions or joint ventures and any such acquisitions or joint ventures may increase our capital requirements. We will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. These financing activities could result in substantial dilution to the holders of Common Stock or significant financial or operational restrictions to us. In addition, any such required financing may not be available on satisfactory terms, if at all.

  The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock's market price, as well as the exercise prices and expiration dates of the stock options and warrants.

RESULTS OF OPERATIONS

  This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources." A summary of net revenues and expenses for the three and six months ended June 30 are as follows:


                                 Three Months Ended      % Increase        Six Months Ended        % Increase
                                      June 30,           (Decrease)            June 30,            (Decrease)
                                                          2000 vs.                                  2000 vs.
                                2000          1999          1999          2000          1999          1999
                             -----------   -----------   -----------   -----------   -----------   -----------
Net Revenues                 $       ---   $   206,907          (100)  $   532,967   $   769,439           (31)

Gross Profit                         ---        68,497          (100)      368,926       566,749           (35)


General and Administrative
Expenses                       1,077,867       961,766            12     2,044,455     1,719,859            19


Selling and Marketing
Expenses                         679,419       361,535            88     1,508,170       801,078            88


Research and Development
Expenses                       1,925,100     1,035,333            86     3,310,634     2,171,130            52



Net Interest Income               47,262       127,713           (63)       93,451       328,035           (72)

Net gain on sale of
product line                         ---           ---           ---     3,070,921           ---           ---


Net Loss                      (3,635,124)   (2,092,511)           74    (3,329,961)   (3,797,283)          (12)
----------------------------------------------------------------------------------------------------------------------

Net Revenues   Net revenues for the six months ended June 30, 2000 were
approximately $533,000 in comparison to $769,000 for the same period in 1999. Net revenues reflect sales of BIOGRAN product to 3i under a global distribution agreement prior to the closing of the sale of our BIOGRAN dental grafting product line to 3i on March 22, 2000. As a result of this agreement, we have not generated revenues from the BIOGRAN product line since March 2000.

Gross Profit Gross profit for the six months ended June 30, 2000 was approximately $369,000, or 69% of net revenues, compared to $567,000, or 74% of net revenues, for the same period during 1999. As previously stated, we have not generated gross profit from the BIOGRAN product line since the sale of BIOGRAN to 3i.

Operating Expenses Operating expenses for the six months ended June 30, 2000 were approximately $6.9 million compared to $4.7 million during the same period a year ago. The increase in general and administrative expenses from the first half of 1999 to the first half of 2000 is primarily a result of an increase in the number of employees in this area. Selling and marketing expenses increased from the first half of 1999 to the first half of 2000 as a result of the development of marketing materials and marketing-related consulting costs in preparation for potential product launches. The increase from the first half of 1999 to the first half of 2000 in research and development expenses is attributable to headcount additions related to the expanded development of our product pipelines and pre-clinical and clinical activities of VITOSS Scaffold and CORTOSS Injectable.

Operating expenses for the three months ended June 30, 2000 were approximately $3.7 million compared to $2.4 million during the second quarter of 1999. The general and administrative expense increases are primarily a result of an
increase in the number of employees in this area.   Increases in selling and
marketing expenses quarter over quarter are a result of the development of marketing materials and marketing-related consulting costs in preparation for potential product launches. Research and development expenses increased from the second quarter of 1999 to the same quarter in 2000 as a result of headcount additions related to the expanded development of our product pipelines and pre-clinical and clinical activities of VITOSS Scaffold and CORTOSS Injectable.

Net interest income     During the three and six months ended June 30, 2000 and
1999, net interest income decreased as a result of lower interest income due to lower average cash balances during 2000 in comparison to the same period in 1999.

Net gain on sale of product line   In March 2000, we sold our BIOGRAN dental
grafting product line to 3i for $3.9 million. We received proceeds of $3.5 million, with an additional $400,000 held in an escrow account for one year, and realized a one-time net gain on the transaction of approximately $3.1 million.

Net Profit (Loss)   As a result of the above noted items, we had a net loss for the first six months of 2000 of approximately $3.3 million as compared to a net loss of $3.8 million for the same period during 1999. The three month net loss for 2000 was $3.6 million compared to $2.1 million for the three months in 1999. We expect to continue to incur significant operating losses in the future as we continue our product development efforts, expand our marketing and sales activities and further develop our manufacturing capabilities.

PART II

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

None

(b)  Reports on Form 8-K:

On July 20, 2000, the Registrant filed a Current Report on Form 8-K for the following event:

(i) on July 20, 2000, Orthovita, Inc. announced that it had sold 1,186,441 shares of its Common Stock in a private equity financing, for aggregate proceeds of $7,000,000. The shares were purchased by a private European foundation at $5.90 per share, which represented the average closing price of Orthovita's common stock for the 20 days prior to the date of purchase. The securities sold have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Orthovita has agreed to file a registration statement for these shares with the United States Securities and Exchange Commission within ninety days of the date of the Form 8-K. Orthovita is currently in discussions with various other potential investors regarding the sale of additional shares of Common Stock. The funds raised are to be used for working capital and research and development.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ORTHOVITA, INC.
                                   (Registrant)



August 14, 2000                    By:  /s/  Bruce A. Peacock
                                      -----------------------

                                   Bruce A. Peacock
                                   Chief Executive Officer and President
                                   (Principal executive officer)



                                   By:  /s/  Joseph M. Paiva
                                      ----------------------

                                   Joseph M. Paiva
                                   Vice President and Chief Financial Officer
                                   (Principal financial and accounting officer)