Form 10-Q
period 2000-09-30
ORTHOVITA INC
filed 2000-11-13
CIK 913756

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended September 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934  For the Transition Period from _______ to ________.


Commission File Number      0-24517   .
                        --------------

                                ORTHOVITA, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


            Pennsylvania                                  23-2694857
--------------------------------------------------------------------------------
   (State Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                   Identification Number)


  45 Great Valley Parkway, Malvern, PA                      19355
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code      (610) 640-1775
                                                    ----------------------------

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

                              Yes   X     No
                                  -----      ----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                     Outstanding as of September 30, 2000
----------------------------          ------------------------------------
Common Stock, par value $.01                    13,317,989 Shares


This Report Includes a Total of 19 Pages

                       ORTHOVITA, INC. AND SUBSIDIARIES

                                     INDEX

PART I -
FINANCIAL                                                              Page
INFORMATION                                                            Number


         Item 1.    Financial Statements
                    Consolidated Balance Sheets -
                    September 30, 2000 and December 31, 1999            3

                    Consolidated Statements of Operations -
                    Three and nine months ended                         4
                    September 30, 2000 and 1999

                    Consolidated Statements of Cash Flows -
                    Nine months ended                                   5
                    September 30, 2000 and 1999

                    Notes to Consolidated Financial Statements          6 - 9

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       9 - 17

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk                                       17

PART II -
OTHER
INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds               17

         Item 6.    Exhibits and Reports on Form 8-K                        18

                    Signatures                                              18

                        ORTHOVITA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                            September 30, 2000           December 31, 1999
                                                                            ------------------           -----------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents (Notes 2 and 6)                                        $  8,218,527               $  2,487,343
 Short-term investments  (Notes 2 and 6)                                             2,340,477                  6,386,202
 Restricted cash  (Note 3)                                                             400,000                        ---
 Other current assets                                                                  106,507                    303,236
                                                                                  ------------               ------------
    Total current assets                                                            11,065,511                  9,176,781
                                                                                  ------------               ------------
PROPERTY AND EQUIPMENT, net                                                          4,317,782                  2,041,524
                                                                                  ------------               ------------
OTHER ASSETS                                                                           123,034                    103,141
                                                                                  ------------               ------------
                                                                                  $ 15,506,327               $ 11,321,446
                                                                                  ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term bank borrowings (Note 6)                                              $  2,000,000               $  2,000,000
 Note payable                                                                          119,648                    137,702
 Current portion of long-term capital lease obligations                                768,101                    530,126
 Accounts payable                                                                    1,401,000                  1,327,825
 Deferred gain  (Note 3)                                                               400,000                        ---
 Accrued compensation and related expenses                                             488,584                    605,507
 Other accrued expenses                                                                579,774                    456,891
                                                                                  ------------               ------------
    Total current liabilities                                                        5,757,107                  5,058,051
                                                                                  ------------               ------------
CAPITAL LEASE OBLIGATIONS                                                              656,279                    616,726
                                                                                  ------------               ------------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 4):
 Preferred Stock, $.01 par value, 20,000,000 shares authorized,
  no shares issued and outstanding                                                         ---                        ---
 Common Stock, $.01 par value, 50,000,000 shares authorized,
  13,317,989 and 11,331,632 shares issued
   and outstanding                                                                     133,180                    113,316
 Additional paid-in capital                                                         52,225,404                 42,002,795
 Accumulated deficit                                                               (43,331,217)               (36,473,754)
 Accumulated other comprehensive income                                                 65,574                      4,312
                                                                                  ------------               ------------
    Total shareholders' equity                                                       9,092,941                  5,646,669
                                                                                  ------------               ------------
                                                                                  $ 15,506,327               $ 11,321,446
                                                                                  ============               ============

  The accompanying notes are an integral part of these financial statements.

                                          ORTHOVITA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                Three Months Ended                         Nine Months Ended
                                                   September 30                              September 30
                                            2000                 1999                  2000                 1999
                                        -----------          -----------          ------------          -----------
NET REVENUES  (Note 5)                  $       ---          $     5,410          $    532,967          $   774,849
COST OF SALES                                   ---                1,306               164,041              218,280
                                        -----------          -----------          ------------          -----------
   Gross profit                                 ---                4,104               368,926              556,569
                                        -----------          -----------          ------------          -----------
OPERATING EXPENSES:
  General and administrative                939,142              959,031             2,983,049            2,664,606
  Selling and marketing                     719,873              476,126             2,228,043            1,277,204
  Research and development                1,953,339            1,323,186             5,263,973            3,494,316
                                        -----------          -----------          ------------          -----------
   Total operating expenses               3,612,354            2,758,343            10,475,065            7,436,126
                                        -----------          -----------          ------------          -----------
     Operating loss                      (3,612,354)          (2,754,239)          (10,106,139)          (6,879,557)

INTEREST EXPENSE                            (41,018)             (27,339)             (112,215)             (83,066)
INTEREST INCOME                             125,322              135,906               289,970              519,668

Net gain on sale of product
 line (Note 3)                                  ---                  ---             3,070,921                  ---
                                        -----------          -----------          ------------          -----------
NET LOSS                                $(3,528,050)         $(2,645,672)         $ (6,857,463)         $(6,442,955)
                                        ===========          ===========          ============          ===========

NET LOSS PER COMMON SHARE,
 BASIC AND DILUTED                            $(.28)               $(.23)                $(.58)               $(.56)
                                        ===========          ===========          ============          ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
   BASIC AND DILUTED                     12,799,049           11,437,600            11,924,318           11,424,990
                                        ===========          ===========          ============          ===========

   The accompanying notes are an integral part of these financial statements.

                                           ORTHOVITA, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         2000                 1999
                                                                                     -----------          -----------
OPERATING ACTIVITIES:
Net loss                                                                             $(6,857,463)         $(6,442,955)
Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation                                                                           638,025              455,638
  Services provided for Common Stock options                                             315,881               89,675
  Net gain on sale of product line                                                    (3,070,921)                 ---
  (Increase) decrease in -
    Other current assets                                                                 196,729              867,469
    Other assets                                                                         (19,893)             (15,348)
  Increase (decrease) in -
    Other liabilities                                                                        ---             (128,865)
    Accounts payable                                                                      73,175              (14,364)
    Accrued compensation and related expenses                                           (182,923)             135,007
    Other accrued expenses                                                               (45,841)            (640,616)
                                                                                     -----------          -----------
        Net cash used in operating activities                                         (8,953,231)          (5,694,359)
                                                                                     -----------          -----------
INVESTING ACTIVITIES:
  Purchases of investments                                                              (199,886)          (9,028,194)
  Proceeds from sale of investments                                                    4,284,455           16,414,157
  Proceeds from sale of product line                                                   3,900,000                  ---
  Increase in restricted cash                                                           (400,000)                 ---
  Purchase of property and equipment                                                  (2,282,901)            (218,682)
                                                                                     -----------          -----------
     Net cash provided by investing activities                                         5,301,668            7,167,281
                                                                                     -----------          -----------
FINANCING ACTIVITIES:
  Proceeds from short term bank borrowings                                             2,000,000                  ---
  Repayments on short term bank borrowings                                            (2,000,000)                 ---
  Repayments of capital lease obligations                                               (473,209)            (305,738)
  Proceeds from issuance of Common Stock                                               8,943,949                  ---
  Repurchase of Common Stock                                                                 ---             (249,360)
  Proceeds from exercise of Common Stock options and warrants                            879,574              287,555
  Proceeds from sales of Common Stock under the Employee Stock
   Purchase Plan                                                                          28,069                6,357
                                                                                     -----------          -----------
      Net cash provided by (used in) financing activities                              9,378,383             (261,186)
                                                                                     -----------          -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                               4,364               17,395
                                                                                     -----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              5,731,184            1,229,131
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         2,487,343              842,064
                                                                                     -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 8,218,527          $ 2,071,195
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

                        ORTHOVITA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

  Orthovita, Inc. (the "Company"), a Pennsylvania corporation, began operations in November 1993. We seek to develop synthetic bone substitute products for spine and other orthopaedic applications. Our products under development are based on three patented technology platforms.

  Our operations are subject to certain risks including but not limited to the need to successfully develop, obtain regulatory approval for, and commercialize our products, most of which are currently in development, and our need for additional capital. We have incurred losses each year since our inception in 1993 and expect to continue to incur losses for at least the next couple of years. Our products under development may never be commercialized or if commercialized, may never generate substantial revenue.

  In July 2000 we received a CE Certification allowing the sale of our VITOSS/TM/ Scaffold product in all of the countries of the European Union, as well as other countries such as Switzerland that have adopted the European Union's regulatory standards. VITOSS Scaffold is our synthetic cancellous bone void filler used to fill bony voids or gaps of the skeletal system (ie., the extremities, spine and pelvis). During October 2000, we launched this product in Europe.

  In March 2000, we completed the sale of our BIOGRAN(R) dental grafting product line to Implant Innovations, Inc. ("3i"), a Biomet company, for $3.9 million. BIOGRAN generated all of our net product revenue (see Note 5) through September 2000.

   During August 2000, we sold 508,475 shares of Common Stock and warrants to purchase 762,712 shares of Common Stock at an exercise price of $5.90 per share. The warrants expire on August 21, 2001. The securities were sold in a private equity financing which raised net proceeds of $2.1 million for working capital and research and development activities.

  In addition, during July 2000, we received approximately $6.8 million in net proceeds in a private equity financing under which we sold 1,186,441 shares of our Common Stock. We believe our cash and short-term investments as of September 30, 2000 will be sufficient to meet our currently estimated operating and cash requirements through the second quarter of 2001. We will need to raise additional funds and if adequate financing is not available, we may be required to delay, scale back or eliminate certain operations.

Basis of Consolidation

  Our consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly owned subsidiaries. We have eliminated all intercompany balances in consolidation.

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

  Diluted per share data is computed assuming the conversion or exercise of all dilutive securities such as Common Stock options and warrants. Common Stock options and warrants were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 because they were anti-dilutive.

  The following table summarizes basic and diluted weighted average shares outstanding used to compute the basic and diluted per share data.

                                             Three Months Ended                 Nine Months Ended
                                              September 30,                        September 30,
                                           2000               1999               2000               1999
                                        ----------         ----------         ----------         ----------
Weighted average number of
 shares outstanding, basic and
 diluted                                12,799,049         11,437,600         11,924,318         11,424,990
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

   As of September 30, 2000 cash, cash equivalents and investments at cost and fair market value consisted of the following:


                                                             Gross               Gross
                                                           Unrealized          Unrealized        Fair Market
                                    Original Cost            Gains               Gains              Value
                                    -------------          ----------          ----------        -----------
Cash and cash equivalents             $ 8,218,527               $---           $    ---          $ 8,218,527
Short-term investments                  2,361,900                249            (21,672)           2,340,477
                                      -----------               ----           --------          -----------
                                      $10,580,427               $249           $(21,672)         $10,559,004
                                      ===========               ====           ========          ===========

3.  SALE OF BIOGRAN:

  On March 22, 2000, we sold our BIOGRAN dental grafting product line to 3i for $3.9 million. We received proceeds of $3.5 million, for which we realized a net gain of approximately $3.1 million, and received an additional $400,000 that is being held in an escrow account as a deferred gain for one year. In connection with this transaction, we have agreed to indemnify 3i for any potential liabilities related to BIOGRAN activities prior to the sale. If no liabilities for which we have agreed to indemnify 3i arise within one year from the close of this sale, then the $400,000 held in escrow will be released to us.

4.  SHAREHOLDERS' EQUITY:

   During August 2000, we sold 508,475 shares of Common Stock and warrants to purchase 762,712 shares of Common Stock at an exercise price of $5.90 per share. The warrants expire on August 21, 2001. The securities were sold in a private equity financing which raised net proceeds of $2.1 million for working capital and research and development activities. In connection with the offering, warrants to purchase a total of 63,559 shares of Common Stock were issued to consultants.

   During July 2000, we received approximately $6.8 million in net proceeds through a private equity financing under which we sold 1,186,441 shares of our Common Stock at $5.90 per share. In addition during August 2000, we listed our Common Stock on the Nasdaq National Market.

   During the three and nine months ended September 30, 2000, stock options and warrants to purchase 9,566 and 273,457 shares of Common Stock were exercised for proceeds of $36,905 and $879,574, respectively. Additionally, during three and nine months ended September 30, 2000, we issued stock options for the purchase of 5,000 and 77,500 shares of Common Stock with various exercise prices to certain vendors in payment of services valued at $28,500 and $315,881, respectively. In May 2000, a restricted stock award was made to an employee under which 12,500 shares vested immediately, 16,250 shares will vest on December 31, 2000 and 16,250 will vest on December 31, 2001. During the three and nine months ended September 30, 2000, 1,856 and 5,484 shares of Common Stock, respectively, were purchased by the Employee Stock Purchase Plan for proceeds of $10,254 and $28,069, respectively.

5.  NET PRODUCT REVENUE:

  On April 29, 1998, we entered into a Global Distribution Agreement with 3i, whereby 3i obtained the exclusive worldwide marketing, sales and distribution rights for BIOGRAN for dental surgical applications. The arrangement provided for 3i to pay us 45% and 40% of their BIOGRAN average selling price for 1999 and 2000, respectively, and accounted for 100% of our net revenue (See Note 3) through September 2000.

6.  BANK BORROWINGS:

  We have a one-year $2 million line of credit arrangement with our commercial bank that expires at the end of 2000. The line of credit requires us to maintain a minimum aggregate level of cash and investments of $4 million, minimum working capital of $4 million and other specific financial covenants. Interest on the line of credit is payable at the prime rate plus 1.0%. As of September 30, 2000, $2 million was outstanding under the line and was repaid in full during October 2000.

7.  COMMITMENTS AND CONTINGENCIES:

  On July 23, 1994, U.S. Biomaterials Corporation filed with the U.S. Patent and Trademark Office a Request for Reexamination of the FBFC U.S. Patent which provided patent protection in the U.S. for BIOGRAN. FBFC filed a response in this proceeding, establishing that the claims of the FBFC Patent were properly allowed. As a result, a Certificate of Reexamination was issued by the U.S. Patent and Trademark Office confirming the patentability of all claims of the FBFC Patent without amendment. However, U.S. Biomaterials Corporation also instituted a nullification proceeding against the European counterpart to the FBFC U.S. Patent. The opposition division of the European Patent Office tentatively decided in FBFC's favor, but the matter is still proceeding under an appeal. This patent has now been assigned to 3i who purchased the BIOGRAN product line in March 2000. In connection with the BIOGRAN sale to 3i, 3i has assumed control of this matter and we have agreed to reimburse for the associated legal costs and to provide them with certain indemnification with respect to this matter.

8.  SUBSEQUENT EVENT

  In connection with the contractual obligations from our two private placement transactions during July and August 2000, we filed a Form S-3 registration statement on October 5, 2000 with the Securities and Exchange Commission ("SEC"). On November 9, 2000 the SEC declared effective our registration statement. The registration statement covers the registration of up to 3,032,395 shares which consists of 1,715,679 shares of outstanding Common Stock and up to 1,316,716 shares which consists of 1,715,679 shares of outstanding Common Stock and up to 1,316,716 shares of Common Stock that may be issuable upon the exercise of warrants. Of the shares registered, all 1,715,679 outstanding shares of Common Stock were purchased at $5.90 per share, and warrants to purchase up to 826,271 shares of Common Stock at $5.90 per share were issued in those two private placement transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Orthovita, Inc. (the "Company"), a Pennsylvania corporation, began operations in November 1993. We seek to develop synthetic bone substitute products for spine and other orthopaedic applications. Our products under development are based on three patented technology platforms.

   Our VITOSS/TM/ orthobiologic platform consists of a patented small particle resorbable calcium phosphate, which is used to form synthetic cancellous bone. The CORTOSS/TM/ synthetic cortical bone substitute platform, another of our core technologies, is a technology for developing nonresorbable, load bearing, resin composite products. We incorporate formulations derived from our CORTOSS and VITOSS technologies into a third technology used to make our RHAKOSS/TM/ preformed implants.

  In July 2000 we received a CE certification allowing the sale of our VITOSS Scaffold product in all of the countries of the European Union, as well as in other countries such as Switzerland that have adopted the European Union's regulatory standards. We launched this product in Europe during October 2000. Except for the CE mark received for our VITOSS Scaffold product in Europe, none of our products are on the market. However, we have filed applications with the United States Food and Drug Administration (the "FDA") for the approval of VITOSS Scaffold for use as a bone void filler and for the approval of CORTOSS Injectable for use in cranial defect repair.

  We recently filed with European regulatory authorities the results of our human clinical studies in Europe to support our application for a CE certification allowing the use of CORTOSS Injectable for screw augmentation. We have not yet completed the application for this product, and cannot assure that it will be approved. We currently are conducting human clinical studies in Europe for the use of CORTOSS Injectable in vertebral fracture augmentation and preclinical studies for the use of VITOSS Scaffold in spinal fusion. We expect to commence preclinical studies for our RHAKOSS preformed implants by the end of 2000.

  We plan to sell VITOSS Scaffold and other products that we develop through independent distributors and agents in the U.S. and abroad. Our independent distributor and agent network will also be responsible for educating physicians about the uses for our products.

  The first product we developed was BIOGRAN(R) for use in the dental market. In order to better focus on the orthopaedic market, in March 2000 we sold our BIOGRAN dental grafting product line to Implant Innovations Inc. ("3i"), a Biomet company, for $3.9 million. We received proceeds of $3.5 million, and received an additional $400,000 that is being held in an escrow account as a deferred gain for one year, and realized a net gain on the transaction of approximately $3.1 million.

Forward-Looking Statements

  Various statements made in this report on Form 10-Q are forward-looking statements. Forward-looking statements include, without limitation, information about the following:

-  costs relating to the development of products;
-  obtaining regulatory approval for our products;
-  healthcare reimbursement for procedures using our products;
-  anticipated losses;
-  anticipated legal fees relating to litigation;
-  sufficiency of available resources to fund research and development; and
-  planned marketing activities.

  When used in this report on Form 10-Q, the words "may," "will," "expect," "anticipate," "intend," "plan," "believe," "seek," "estimates" and similar expressions are generally intended to identify forward-looking statements, but are not the exclusive expressions of forward-looking statements. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to:

-  difficulties in obtaining regulatory approval for our products;
-  lack of market acceptance by physicians of our products;
-  unanticipated cash requirements to support operations;
- inability to attract qualified personnel to market and train physicians on the use of our products;
-  increased competition;
-  enactment of new legislation or administrative regulation;
- application to our business of court decisions and regulatory interpretations;
-  adverse developments in pending litigation;
-  claims that exceed our insurance coverage; and
-  imposition of penalties for failure to comply with regulatory guidelines.

  In addition, other factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements are addressed in the Certain Risks Related to Orthovita's Business section of this report on Form 10-Q.

Certain Risks Related to Orthovita's Business

  As further described above, our performance and financial results are subject to risks and uncertainties including the following specific risks.

We have a history of operating losses and we will need additional funds that may not be available in the future.

  We have experienced negative operating cash flows since our inception. We plan to continue to spend substantial funds for clinical trials in support of regulatory and reimbursement approvals, for research and development, for the establishment of our commercial scale manufacturing capabilities and in support of potential product launch. Factors which may cause our future capital requirements to be greater than anticipated include the extent to which unforeseen developments arise with our clinical trials, timing of regulatory approval, research and development or manufacturing activities, market acceptance of our products, the acquisition and defense of intellectual property rights or the development of strategic alliances for the marketing of certain of our products. We believe our cash and investments as of September 30, 2000, will be sufficient to meet our currently estimated operating and capital requirements through the second quarter of 2001. We will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. Any such required financing may not be available on satisfactory terms, if at all. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. If additional funds are raised through the issuance of debt securities, these securities could have certain rights senior to holders of Common Stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If adequate financing is not available, we may be required to delay, scale back or eliminate certain operations.

  We have incurred substantial operating losses since inception and, at September 30, 2000, had an accumulated deficit of approximately $43.3 million. These losses have resulted principally from expenses incurred in developing and testing our products, including the development and patenting of our technologies, the conduct of preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory bodies, and the development of sales, marketing and manufacturing capabilities. We expect to continue to incur significant operating losses in the future as we continue our product development efforts, expand our marketing and sales activities and further develop our manufacturing capabilities.

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

  During July 2000, we received the FDA's comments and questions on both our VITOSS and CORTOSS 510(k) filings. The FDA has requested additional data and clarification on both products which we have recently submitted to them. There can be no assurance that the FDA will not require additional data or require the initiation of additional pre-clinical or clinical studies, either of which would delay the receipt of FDA regulatory clearances.

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

Our stock price is highly volatile.

  Until August 1, 2000, our Common Stock traded exclusively on EASDAQ.
Beginning August 2, 2000, our Common Stock trades on both EASDAQ and the Nasdaq National Market. We have experienced limited volume from time to time in the trading of our Common Stock on both the EASDAQ and Nasdaq exchanges. The trading of our shares, on both EASDAQ and Nasdaq, may continue to be relatively illiquid. In addition, the Nasdaq National Market has continuing listing requirements relative to stock price, which we may not be able to meet in the future. Should the volatility of our stock price cause the stock price to drop below certain levels, we could experience further illiquidity.

Liquidity and Capital Resources

  We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from the sale of our Common Stock. Cash, cash equivalents and short-term investments were approximately $10.6 million at September 30, 2000 and $8.9 million at December 31, 1999, representing 68% and 78% of our total assets, respectively. Cash equivalents consist of highly liquid, short-term investments with an original maturity of three months or less.

  The following is a summary of selected cash flow information for the nine months ended September 30:

                                                               Nine Months Ended September 30,
                                                                  2000                     1999
                                                               ----------              -----------

Net cash used in operatin activities                          $(8,953,231)             $(5,694,359)
Net cash provided by investing activities                       5,301,668                7,167,281
Net cash (used in) provided by financing activities             9,378,383                 (261,186)

Net cash used in operating activities

Operating Cash Inflows -

  Operating cash inflows have been derived from BIOGRAN product sales realized prior to the close of the sale of BIOGRAN dental grafting product line to 3i in March 2000. We realized a net gain of approximately $3.1 million on the sale of the BIOGRAN dental grafting product line. In addition, we have received cash inflows from interest income on short-term investments.

Operating Cash Outflows -

  Our operating cash outflows were primarily used for development, pre-clinical and clinical activities in preparation for regulatory filings of potential products. In addition, funds have been used for the leasing and fit-up of expanded facilities and the hiring and training of additional employees.

Operating Cash Flow Requirements Outlook -

  In July 2000, we received a CE Certification allowing the sale of our VITOSS Scaffold product in all of the countries of the European Union, and we began selling VITOSS in Europe during October 2000. We expect to continue to use cash in operating activities and expect this use to increase due to increased efforts associated with preclinical activities, clinical trials and pre-commercial launch activities in the U.S. and Europe. Accordingly, we expect our cash flow from operating activities to continue to be negative until such time, if ever, as additional regulatory clearances for our products are obtained and revenue received from product sales exceeds funding of operating costs.

Net cash provided by investing activities

   We received $3.9 million, of which $400,000 is being held in escrow for one year, in connection with the sale of the BIOGRAN dental grafting product line to 3i in March 2000.

   We have invested approximately $2,283,000 and $219,000 for the nine months ended September 30, 2000 and 1999, respectively, primarily in the purchase of leasehold improvements for the expansion of our product development and manufacturing capabilities.

   During the nine months ended September 30, 2000 and 1999, approximately $4.3 million and $7.4 million, respectively, were provided by the net sale of investment grade marketable securities.

Investing Cash Outlook -

  In order to provide funds for operations, we expect to continue to sell marketable securities. We expect that our use of cash for the purchase of property, equipment and leasehold improvements for 2000 may continue to increase during the fourth quarter of 2000 in comparison to that of prior periods in 2000 as we scale-up manufacturing capacity for CORTOSS Injectable. We have approximately $175,000 remaining on an existing capital lease line for use in funding a portion of the equipment necessary for the expansion of our development and manufacturing facilities.

Net cash provided by financing activities

   During August 2000, we sold 508,475 shares of Common Stock and warrants to purchase 762,712 shares of Common Stock at an exercise price of $5.90 per share. The securities were sold in a private equity financing which raised net proceeds of $2.1 million for working capital and research and development activities. During July 2000, we received approximately $6.8 million in net proceeds through a private equity financing under which we sold 1,186,441 shares of our Common Stock. The transaction was sold to a private European foundation at $5.90 per share.

   In connection with the contractual obligations from these two private placement transactions, we filed a Form S-3 registration statement on October 5, 2000 with the Securities and Exchange Commission ("SEC"). On November 9, 2000 the SEC declared effective our registration statement. The registration statement covers the registration of up to 3,032,395 shares which consists of 1,715,679 shares of outstanding Common Stock and up to 1,316,716 shares of Common Stock that may be issuable upon the exercise of warrants. Of the shares registered, all 1,715,679 outstanding shares of Common Stock were purchased at $5.90 per share, and warrants to purchase up to 826,271 shares of Common Stock at $5.90 per share were issued in those two private placement transactions.

   During the first nine months of 2000, options and warrants to purchase 273,457 shares of Common Stock were exercised resulting in proceeds of approximately $880,000. In addition, approximately $473,000 was used to repay capital lease obligations. In September 2000, we borrowed $2.0 million on a line of credit with our bank, and we repaid the line in full during October 2000.

Financing Requirements Outlook

  We expect to continue to use cash and investments to fund operating and investing activities. We plan to continue to spend substantial funds for preclinical studies and clinical trials in support of regulatory and reimbursement approvals, research and development and establishment of commercial scale manufacturing capabilities. We believe our existing cash and investments as of September 30, 2000 will be sufficient to meet our currently estimated operating and investing requirements through the second quarter of 2001. Our future capital requirements will depend upon numerous factors, including the extent to which unforeseen clinical, regulatory, manufacturing or sales and marketing difficulties arise or to which our products gain market acceptance, the acquisition and defense of intellectual property rights, the development of strategic alliances for the marketing of certain of our products, and other competitive developments. In addition, although we have no present commitments or understandings, we may seek to expand our operations and product line via acquisitions or joint ventures and any such acquisitions or joint ventures may increase our capital requirements. We will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. These financing activities could result in substantial dilution to the holders of

Common Stock or significant financial or operational restrictions to us. In addition, any such required financing may not be available on satisfactory terms, if at all.

  The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock's market price, as well as the exercise prices and expiration dates of the stock options and warrants.

Results of Operations

  This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources." A summary of net revenues and expenses for the three and nine months ended September 30 are as follows:

                                Three Months Ended         % Increase         Nine Months Ended          % Increase
                                  September 30,            (Decrease)           September 30,            (Decrease)
                                                            2000 vs.                                      2000 vs.
                                 2000          1999           1999            2000          1999            1999
                            -----------   -----------      -----------    -----------   -----------       ---------
Net Revenues                $       ---   $     5,410         (100)      $   532,967    $   774,849          (31)

Gross Profit                        ---         4,104         (100)          368,926        556,569          (34)

General and
 Administrative Expenses        939,142       959,031           (2)        2,983,049      2,664,606           12

Selling and Marketing
 Expenses                       719,873       476,126           51         2,228,043      1,277,204           74

Research and Development
 Expenses                     1,953,339     1,323,186           48         5,263,973      3,494,316           51

Total Operating Expenses      3,612,354     2,758,343           31        10,475,065      7,436,126           41

Net Interest Income              84,304       108,567          (22)          177,755        436,602          (59)

Net gain on sale of
 product line                       ---           ---          ---         3,070,921            ---          ---

Net Loss                     (3,528,050)   (2,645,672)          33        (6,857,463)    (6,442,955)           6

Net Revenues   Net revenues for the nine months ended September 30, 2000 were approximately $533,000 in comparison to $775,000 for the same period in 1999. Net revenues reflect sales of BIOGRAN product to 3i under a global distribution agreement prior to the closing of the sale of our BIOGRAN dental grafting product line to 3i in March 2000. As a result of this agreement, we have not generated any additional revenues since March 2000.

Gross Profit Gross profit for the nine months ended September 30, 2000 was approximately $369,000, or 69% of net revenues, compared to $557,000, or 72% of net revenues, for the same period during 1999. As previously stated, we have not generated any additional gross profit since the sale of the BIOGRAN product line to 3i.

Operating Expenses Operating expenses for the nine months ended September 30, 2000 were approximately $10.5 million compared to $7.4 million during the same period a year ago. Selling and marketing expenses increased year over year as a result of the development of marketing materials and marketing-related consulting costs in preparation for product launches. The increase from 1999 to 2000 in research and development expenses is attributable to pre-clinical activities for VITOSS Scaffold, CORTOSS Injectable and RHAKOSS implants and headcount additions related to the expanded development of our product pipelines.

Operating expenses for the three months ended September 30, 2000 were approximately $3.6 million compared to $2.8 million during the third quarter of 1999. Increases in selling and marketing expenses quarter over quarter are a result of the development of marketing materials and marketing-related consulting costs in preparation for product launches. Research and development expenses increased from $1.3 million in the third quarter of 1999 to $2.0 million in the same quarter in 2000 as a result of pre-clinical activities for VITOSS Scaffold, CORTOSS Injectable and RHAKOSS implants and headcount additions related to the expanded development of our product pipelines.

Net interest income     During the three and nine months ended September 30,
2000 and 1999, net interest income decreased as a result of lower interest income due to lower average cash balances during 2000 in comparison to the same period in 1999, as well as higher interest expense related to our capital lease obligations.

Net gain on sale of product line   In March 2000, we sold our BIOGRAN dental
grafting product line to 3i for $3.9 million. We received proceeds of $3.5 million, with an additional $400,000 that is being held in an escrow account for one year, and realized a net gain on the transaction of approximately $3.1 million.

Net Loss   As a result of the above noted items, we had a net loss for the nine months ended September 2000 of approximately $6.9 million as compared to a net loss of $6.4 million for the same period during 1999. The three month net loss for 2000 was $3.5 million compared to $2.6 million for the same three month period in 1999. We expect to continue incurring significant operating losses in the future as we further our product development efforts, expand our marketing and sales activities and develop our manufacturing capabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to fluctuations in foreign currency, which may impact our operations. Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currency, the Euro. We face currency exposure that arises from translating the financial results of our European branch, both sales revenue and operating expenses, to the U.S. dollar at exchange rates that may have fluctuated from when the transactions actually occurred. Global sales revenue earned in Euros may be impacted when converted to U.S. dollars at the end of each reporting period. In addition, our European branch's operating expenses are primarily funded by the U.S. operations. It is difficult to predict the cost to fund those European operations given the fluctuations in foreign currency.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 22, 2000, the Company sold 508,475 shares of Common Stock and warrants to purchase 762,712 shares of Common Stock at an exercise price of $5.90 per share and for a term of one year, for an aggregate purchase price of $3,000,000. These securities are subject to adjustments upon the occurrence of certain dilution events. In connection with this transaction, a brokerage fee was paid of $225,000 and warrants to purchase 63,559 shares of Common Stock at an exercise price of $5.90 per share with a term of five years. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

On July 20, 2000, the Company sold 1,186,441 shares of Common Stock to a private foundation for aggregate proceeds of $7,000,000. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.