Form 10-K
period 2000-12-31
ORTHOVITA INC
filed 2001-04-02
CIK 913756

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         -----------------------------

                                   FORM 10-K

(Mark One)

[X]Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 2000 or

 . Transition report pursuant to section 13 or 15(d) of the Securities Exchange
  Act of 1934 [No Fee Required] for the transition period from
  to                .

                        COMMISSION FILE NUMBER 0-24517

                                ORTHOVITA, INC.
            (Exact name of registrant as specified in its charter)


                                 PENNSYLVANIA
                        (State or other jurisdiction of
                        INCORPORATION OR ORGANIZATION)

                                  23-2694857
                     (I.R.S. Employer Identification No.)


                            45 GREAT VALLEY PARKWAY
                             MALVERN, PENNSYLVANIA
                   (Address of principal executive offices)

                                     19355
                                  (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 640-1775

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             (Title of class)                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------------------------------  -------------------------------------------------------------------
                   None                                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. Yes X No

  As of March 26, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $61,251,503. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all director, executive officers and beneficial owners of more than ten percent of the registrant's Common Stock.

  As of March 26, 2001, there were 16,189,078 shares of the registrant's Common Stock outstanding.


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

                               TABLE OF CONTENTS

                                    PART I

ITEM 1.        Business  .....................................................................     4-13
ITEM 2.        Properties  ...................................................................      14
ITEM 3.        Legal Proceedings  ............................................................      14
ITEM 4.        Submission of Matters to a Vote of Security Holders  ..........................      14

                                    PART II


ITEM 5.         Market for Registrant's Common Equity And Related Shareholder Matters                15
ITEM 6.         Selected Consolidated Financial Data  .........................................      16
ITEM 7.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations  ...................................................................    17-30
ITEM 7A.        Quantitative and Qualitative Disclosure About Market Risk  ....................    30-31
ITEM 8.         Financial Statements and Supplemental Data  ...................................     31
ITEM 9.         Changes In and Disagreements with Accountants and Financial Disclosure.........     31

                                    PART III


ITEM 10.       Directors and Executive Officers of the Registrant  ............................     31
ITEM 11.       Executive Compensation  ........................................................     31
ITEM 12.       Security Ownership of Certain Beneficial Owners and Management  ................     31
ITEM 13.       Certain Relationships and Related Transactions  ................................     32

                                    PART IV


ITEM 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ..............    33-34

SIGNATURES

                                     PART I

Item 1.   BUSINESS

In addition to historical facts or statements of current conditions, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipated," "estimate," "expect," "project,"
"intend," "plan," "believe," or other words and terms similar in meaning.
Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopaedic and medical device industries as well as more specific risks discussed throughout this document. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you are cautioned not to place too much reliance on any such forward-looking statements. Furthermore, we do not intend, and are not obligated to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We claim the protections afforded by the Private Securities Litigation Reform Act of 1995, as amended, for our forward-looking statements. The use of the words "Orthovita", the "Company", "we", "us" or "our" herein refers to Orthovita, Inc., a Pennsylvania corporation organized in June 1992 that commenced operations in November 1993, together with its subsidiaries.

Orthovita is a biomaterials company with proprietary techniques for the development of novel products for use in orthopaedics. Our focus is on developing products for use in surgical procedures in spine and osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. Our efforts to-date have resulted in the development of three products, VITOSSTM Synthetic Cancellous Bone Void Filler, CORTOSSTM Cortical Bone Void Filler and RHAKOSSTM Synthetic Bone Implants. VITOSS is a resorbable calcium phosphate scaffold used as a bone graft in trauma and spinal fusion procedures. CORTOSS is under development as a high strength bonding, self-setting composite engineered specifically to mimic the strength characteristics of human cortical bone. We are pursuing clinical studies for multiple indications of CORTOSS, including the augmentation of screws used in a variety of orthopaedic procedures and vertebral fractures. RHAKOSS is under development as a high strength bone bonding preformed composite interbody fusion implant. RHAKOSS is designed to mimic the radiolucency of bone, as well as, the strength and flexibility characteristics of bone and can be manufactured into any size or shape to optimize anatomic fit. RHAKOSS is being designed to address the needs of the vertebral interbody fusion and spinal reconstruction markets.

We have built a network of independent distributors and sales agencies in the U.S., Europe and Australia in order to market VITOSS and may utilize this network for CORTOSS, if CORTOSS receives regulatory approval. Additionally, we are pursuing a strategic alliance with an orthopaedic company in Japan for the regulatory clearance, distribution, selling and marketing of VITOSS and CORTOSS.

On March 22, 2000, we sold our BIOGRAN dental grafting product line to Implant Innovations, Inc. ("3i") for $3.9 million and received proceeds of $3.5 million with an additional $400,000 held in an escrow account until March 23, 2001. The escrow account funds were released on March 23, 2001.

ORTHOVITA'S TECHNOLOGY

We believe that applied biomaterials science technology can be applied to create a new category of synthetic biologically active products engineered to restore the human skeleton. Our development of novel materials extends over several technology platforms: composites, solution derived bioceramics and glass-ceramics. Patents have been issued and filed to protect our key biomaterial technologies. Nanoparticulate scaffolds serve as ideal biologic composites for bone repair and are carriers for tissue engineering applications. State-of-the-art processing technologies differentiate our biologic composites, which are novel in their ability to immediately restore function and create a living bond with adjacent bone tissue.

OUR PRODUCT PIPELINE AND RELATED CLINICAL APPLICATIONS

As further discussed in GOVERNMENT REGULATION below, our product candidates are subject to extensive regulation as medical devices by the FDA and European regulatory authorities. For certain indications, marketing approval may be granted if we can establish that the product is "substantially equivalent" to certain approved medical devices and generally does not require submission of data from clinical studies. However the authorities may require additional information including data from clinical studies before a substantial equivalence determination can be made. Product approval applications for other products or other indications must be supported by valid scientific evidence that typically includes clinical trial data, to demonstrate the safety and effectiveness of the device.

VITOSS SYNTHETIC CANCELLOUS BONE VOID FILLER

VITOSS synthetic cancellous bone void filler is a resorbable calcium phosphate scaffold used as a bone graft in trauma and spinal fusion procedures. We initiated European sales of VITOSS in October 2000 following receipt of its CE Certification allowing its sale in all of the countries of the European Union ("EU"). In December 2000, the U.S. Food and Drug Administration (the "FDA") granted 510(k) marketing clearance for VITOSS and we began selling the product in the U.S. during March 2001. During March 2001, we received regulatory clearance for VITOSS in Australia. Our VITOSS platform is covered by two U.S. issued patents and other U.S. and foreign patent applications are pending.


Bone Defect Repair.    Injury or trauma to the bone, as well as degenerative
conditions, disease and aging, affect the health and viability of the human skeleton. These conditions often result in the need for the repair of bone defects through a bone grafting procedure. Approximately 500,000 bone-grafting procedures occur each year in the spine, extremities and pelvis representing a market potential of $300 million. The highly porous physical structure and technology behind VITOSS allows for the product to be rapidly saturated with marrow, blood and nutrients that are required for bone growth and remodeling.

VITOSS provides a three dimensional structure which, we believe, allows bone healing for the patient and can reduce the morbidity linked to autograft harvest and the potential problems associated with bank bone allografts.

Spinal Fusions.    Many patients affected by severe back pain due to
degeneration of one or more discs are treated with a spinal fusion procedure. Spinal fusion involves the fusing together of adjoining vertebrae in cases where the patient has advanced disc degeneration or spinal instability. This procedure involves surgical incision in the patient's back or abdomen. Fusions frequently require the removal of the affected disc material and the surgical attachment of a metal implant or a spinal fusion cage to join the two surrounding vertebrae. The metal implant or spinal fusion cage is usually packed with bone grafting material to help promote the union of the two adjacent vertebrae. Bone grafting material is either autograft material, which is obtained or harvested from the iliac crest region of the patient's own hip, or allograft material, which is obtained from a cadaver or synthetically derived materials.

The autograft harvest is an additional procedure that extends surgical time, adding to costs and increasing blood loss and patient risk of infection or adverse reaction from the additional time under anesthesia. Of equal concern, harvesting bone for autograft sometimes causes protracted pain that may necessitate a trip back to the surgeon several months after the fracture repair procedure. Allograft and synthetically derived materials may be perceived by some surgeons as less effective than autograft and allograft material may not be accepted by all patients.

We estimate that 400,000 spinal fusions are done annually, many of which use autograft, allograft or synthetic grafting material. We received from the FDA 510(k) approval of VITOSS for use as a synthetic cancellous bone void filler and have initiated preclinical and clinical studies exploring the use of VITOSS soaked with bone marrow aspirate as a spinal fusion graft material.

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

We believe that VITOSS can be used to repair the bone void left by the harvest procedure at the time of surgery and may reduce pain and speed healing time, and we have initiated clinical studies for this use.

CORTOSS SYNTHETIC CORTICAL BONE VOID FILLER

CORTOSS Synthetic Cortical Bone Void Filler is under development as a high strength bonding, self-setting composite engineered specifically to mimic the strength characteristics of human cortical bone. We are pursuing clinical studies for multiple indications of CORTOSS, including the augmentation of screws and vertebral fractures.

CORTOSS's simple mix-on-demand design allows for minimum waste and maximum ease of use. CORTOSS is delivered aseptically through a prefilled, unit dose, disposable cartridge. Delivery of CORTOSS to the surgical site may be started and stopped for a prolonged period of time throughout the surgical procedure. Polymerization is initiated when CORTOSS is expressed through the static mix-tip. Laboratory tests demonstrate that CORTOSS exhibits compressive strength similar to human cortical bone. CORTOSS provides two stages of fixation: immediate mechanical interlock into porous bone, followed by intimate bone growth along the contours of the surface. CORTOSS develops a calcium phosphate-rich surface, which is equivalent in composition and structure to bone mineral. Six month CORTOSS histology (preclinical studies) shows direct, intimate bony contact. CORTOSS has a mix-on-demand delivery system which should allow the surgeon much flexibility. CORTOSS is covered by two U.S. issued patents and other U.S. and foreign patent applications are pending.

Long Bone Screw Augmentation.    Each year, approximately 1,500,000 orthopaedic
procedures are performed using internal fixation devices that involve screws. About 1,000,000 of these are long bone fractures that are treated with metal plates and screws; the remainder includes hip fractures treated with compression screws and spinal fractures treated with pedicle screws. In long bone fractures, screws are placed into the plate and serve to compress the fracture, permitting faster healing. These screws "strip" or fail to hold in approximately 150,000 osteoporotic patients each year due to poor bone quality, as is often the case in osteoporotic bone.

Where screws fail to hold, current treatment options include: (i) replacement of the screw with a screw of larger diameter, which may further weaken the bone and is not always possible because of the size of the screw holes and/or the bone,
(ii) replacing the plate with a longer plate with more screw holes to span the failed screw holes, which adds considerable time to the procedure, creates a larger wound area, increases the risk of other screws failing due to their removal and reimplantation, and in certain situations is anatomically not possible, (iii) leaving the plate with the failed screws as it is and giving the patient a non-load bearing cast for a prolonged period of time, which increases the risk of post-operative complications related to immobilization, such as deep venous thrombosis, or (iv) augmenting the screws with bone cement, which is cumbersome and time consuming because it needs to be manually mixed and transferred into a syringe for application and after mixing there only is a small time window in which it can be used before it sets, making it difficult to augment more than one screw at a time.

We believe the use of CORTOSS to anchor the screw in a quick and efficient way will allow the full function of the screw to be restored. We do not know of any cement products that have received FDA approval or CE marking that would be in competition with CORTOSS for this indication.

A 24-patient multi-center clinical study of patients undergoing surgery to repair bone fractures demonstrated that CORTOSS allowed the successful use of metal screws in the repair procedures despite patients' poor bone quality. The three-month study showed CORTOSS restored the holding power of 98 percent of previously failed bone screws, permitting the use of a plate to stabilize the fracture and healing in all 24 patients with no adverse events related to CORTOSS reported. The results were included in the first part of an application filed during August 2000 seeking regulatory clearance, through the European CE Mark certification process, for CORTOSS in the 15 member countries of the European Union. We have completed the construction of our CORTOSS manufacturing facility and our goal is to produce commercial product in 2001. In order to commercialize CORTOSS, its manufacturing facility must pass inspection by our notified body and is subject to inspection by the FDA.

In March 2001, we filed an investigational device exemption ("IDE") with the FDA to allow us to initiate clinical studies in the United States for the use of CORTOSS for this indication.

Vertebroplasty.    We estimate there are 660,000 patients worldwide with
compression of the vertebrae due to fractures caused by osteoporosic bone or bone cancer resulting in severe pain and immobility. The traditional treatments, e.g., bed rest, bracing, narcotics or injections do not address the underlying fracture. Vertebroplasty is a procedure for repairing the fractured vertebrae. When used in this procedure, CORTOSS is injected into the vertebrae, setting within minutes to stabilize the fracture and becoming load bearing. The procedure can be performed on an outpatient or short-stay basis.

Vertebroplasty provides almost immediate pain relief in over 90% of osteoporotic patients. Early relief of pain provided by vertebroplasty allows patients to maintain better functional capacity. Functional capacity, in turn, is believed to be directly related to the ability to live independently and unassisted. We are not aware of any products that have received FDA approval or European approval for use in this procedure; however, surgeons currently use PMMA "off-label". We believe that CORTOSS may have advantages over PMMA in vertebroplasty such as the ability to be seen by the physician when using imaging equipment in performing the procedure, lower temperature setting time, higher compression strength and the ability to be mixed on demand.

We have initiated clinical studies of CORTOSS in vertebroplasty in Europe and believe these are the only controlled studies in this field. For the patients accrued to date, the product has been well tolerated and effective in stabilizing the compressive fracture and in providing significant pain relief.

We intend to file IDEs with the FDA in 2001 to allow us to initiate clinical studies in the United States for the use of CORTOSS for this indication.

Compression Screw Augmentation     We estimate approximately 750,000 hip
fractures occur annually of which an estimated 250,000 patients are repaired using compression screw augmentation.

Many osteoporotic patients, particularly elderly women, suffer a fracture of the hip whereby the head or the "ball" of the hip ball and socket of the femur leg bone is separated from the rest of the bone. These fractures are often treated through the use of compression hip screws, which are placed through the bone and into the femoral head to stabilize and compress the fracture to permit healing. The healing of a fracture is directly proportional to the degree of stabilization. The failure of screws to purchase or hold is common, especially in osteoporotic bone. Such a failure during or after the surgical procedure will result in the need for an artificial hip implant.

We believe the use of CORTOSS to anchor the screw in a quick and efficient way will allow the full function of the screw to be restored. We do not know of any products approved for this indication that would be in competition with CORTOSS. We have initiated clinical trials for this use in Europe.

Pedicle Screw Augmentation.    Many spinal surgeries today have become possible
only because of the availability of instrumentation systems that allow manipulation and fixation of the individual elements of the spine. These instrumentation systems are attached to the spine by means of screws placed in the pedicle region of the vertebrae. In patients with sub-optimal bone quality, such as osteoporotic patients, the purchase or "bite" of these screws may be insufficient to maintain the integrity of the construction.

There are approximately 280,000 patients in which pedicle screws are placed each year. We estimate that approximately 35,000 may require the augmentation of screws due to osteoporosis. We do not know of any approved product for this procedure.

We believe CORTOSS has the potential to ensure secure fixation of the screws, allowing the instrumentation systems to restore maximum fixation and stabilize the spine. We believe CORTOSS's mix-on-demand delivery system makes its use here convenient and practical.

RHAKOSS SYNTHETIC BONE IMPLANTS

We believe that RHAKOSS Synthetic Bone Implants represent the first potential synthetic, bone-bonding, load bearing alternative to titanium/carbon fiber cages and allograft cadaver bone implants. RHAKOSS is under development as a high strength bone bonding preformed composite interbody fusion implant. RHAKOSS is designed to mimic the radiolucency of bone, as well as, the strength and flexibility characteristics of bone and can be manufactured into any size or shape to optimize anatomic fit. RHAKOSS is being designed to address the needs of the vertebral interbody fusion and spinal reconstruction markets. We anticipate RHAKOSS to combine the best features of first generation interbody fusion devices while eliminating many of the disadvantages of current available materials, such as inconsistent structural integrity, inability to visualize the graft materials, lack of mechanical bonding to bone, risk of disease transmission and limited supply. RHAKOSS can be injection molded or machined thus generating an unlimited supply and consistent material performance.

Spinal Fusion. The current market estimate for interbody fusion devices including titanium cages, carbon fiber cages and cadaver bone dowels and spacers is approximately $445 million. RHAKOSS is under development as a bone-bonding, load-bearing, spinal fusion product that mimics the mechanical characteristics of human bone for use in spinal repair procedures.

We believe RHAKOSS implants potentially offer the surgeon and patient the consistency of engineered synthetics, plus the performance characteristics of natural human bone. We have completed the final formulation, initial acute pre-clinical studies and the design of the RHAKOSS synthetic implants. In December 2000 we began studies in primates. We plan to initiate RHAKOSS human clinical studies in 2002 in Europe.

RESEARCH AND DEVELOPMENT

Our products under development to date have been the result of our internal research and development activities which incorporate our expertise in composites engineering, polymer science, solution chemistry and ceramic glass science. These activities relate more to applied research than that of basic research discovery. We have incurred $7.5 million, $5.3 million and $2.8 million in research and development expenses in 2000, 1999 and 1998, respectively.

PATENTS AND PROPRIETARY INTELLECTUAL PROPERTY

An integral part of our product development strategy is to seek protection for our product technologies and manufacturing methods through the use of United States and foreign patents. We have filed or intend to file applications as appropriate for patents covering our technologies, products and processes. We cannot be certain that any of our patent applications will be issued, or if issued, that they will not be challenged by third parties. Since patent applications filed prior to December 2000 in the United States are maintained in secrecy until issued, and patent applications filed after November 2000 are maintained in secrecy until eighteen months from the date of filing, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries, we cannot be certain that we or any of our licensors were the first creator of inventions covered by pending patent applications or that we or any of our licensors were the first to file patent applications for such inventions. Further, there can be no assurance that the claims allowed under any issued patents will be sufficiently broad as to protect our proprietary position in the technology. In addition, there can be no assurance that any patents issued to us or any of our licensors will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide commercially useful competitive advantages to us. As of February 28, 2001, we own or control three issued U.S. patents, one allowed U.S. patent, six pending patent applications in the United States and numerous counterparts of certain of these patents and pending patent applications in Europe and Japan.

SPINE ADVISORY PANEL

We have an international Spine Advisory Panel of physician experts that provides advice and guidance to us in our spinal product development programs regarding potential clinical uses of our products. Certain members of the Spine Advisory Panel have received options to purchase our Common Stock, a practice that we may continue in the future.

MANUFACTURING AND PRODUCT SUPPLY

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with Good Manufacturing Practice ("GMP") regulations, Quality System Requirements ("QSR"), International Standards Organization ("ISO") 9000 Series standards and equivalent requirements.

We have completed construction of our VITOSS manufacturing facility and have successfully produced initial batches of commercial product. Our VITOSS manufacturing facility is certified as meeting the requirements of ISO 9001 and European Norm ("EN") 46001 for the period July 1, 2000 through July 1, 2003. We have completed the construction of our CORTOSS manufacturing facility and our goal is to produce commercial product during the second quarter of 2001. In order to commercialize CORTOSS, its manufacturing facility must pass inspection by our notified body and is subject to inspection by the FDA.

Our ability to manufacture VITOSS and CORTOSS is dependent on a limited number of specialty suppliers of certain raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products.

SALES AND MARKETING

We have built a network of independent distributors and sales agencies in the U.S., Europe and Australia in order to market VITOSS and may utilize this network for CORTOSS, if CORTOSS receives regulatory approval. Additionally, we are pursuing a strategic alliance with an orthopaedic company in Japan for the regulatory clearance, distribution, selling and marketing of VITOSS and CORTOSS.

As of March 16, 2001, we have arrangements with 12 independent distributors throughout Europe and one distributor in Australia with combined sales force of over 200 representatives. These distributors purchase products directly from us, warehouse inventory of products purchased from us and hold title to the products purchased. In the U.S., as of March 16, 2001, we are represented by 43 distributor agencies with over 300 sales representatives in the aggregate. Distributors in the U.S. do not warehouse inventory. U.S. distributors are paid commissions by us for selling our products to the end users. As of December 31, 2000, all VITOSS revenue was derived from the distributors outside of the U.S. The independent distributors do not have any right to return or exchange any products that they have purchased from us.

In August 2000, the worldwide marketing, sales and distribution agreement for joint development of ORTHOCOMPTM for use in joint implant procedures with Howmedica, a subsidiary of Stryker Corp., was cancelled by mutual agreement of both parties. All development and commercial rights to this product were returned to us.

COMPETITION

Competition in the medical device industry is intense in both the U.S. and Europe with rapid product development and technological advancement. Our products could be rendered noncompetitive or obsolete by technological advancements made by current or potential competitors. There can be no assurance that we will be able to respond to technological advancements through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution and technological resources than us. Such existing and potential competitors may be in the process of seeking FDA or other regulatory approvals, or patent protection, for their respective products. They may also enjoy substantial advantages over us in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise or the development of distribution channels. The attributes of our products may cause some changes to surgical techniques that have become standard within the medical community, and there may be resistance to change. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

In the orthopaedic market, we face competition from existing products and companies, and potential competition from emerging companies developing bone substitutes. In orthopaedic applications for trauma, we believe VITOSS will face competition from products currently on the market or that may enter the market in the near future. There are no known products that have received FDA approval or a CE Mark for screw augmentation and vertebroplasty that would be in competition with CORTOSS for these indications; however, we may face off-label use of PMMA bone cement products. RHAKOSS may compete against allograft products which are established in the market place.

GOVERNMENT REGULATION

In order to market our products, we must apply for, be granted and maintain all necessary regulatory approvals in each applicable jurisdiction. To date, we have received 510(k) clearance to market VITOSS in the U.S., CE Mark certification for VITOSS in Europe and regulatory clearance in Australia. In March 2001, we filed an IDE with the FDA to allow us to initiate clinical studies in the United States for the use of CORTOSS for long bone screw augmentation. We intend to file an IDE with the FDA in 2001 for the use of CORTOSS for vertebroplasty.

Europe

In order to sell our products within the European Economic Area, we are required to achieve compliance with the requirements of the European Union Medical Devices Directive (the "MDD") and affix CE marking on our products to attest such compliance. To achieve this, our products must meet the "essential requirements" defined under the MDD relating to safety and performance and we must successfully undergo a verification of our regulatory compliance ("conformity assessment") by an independent notified body. We have selected the TNO, or the Netherlands Organization for Applied Scientific Research, as our notified body. The nature of the conformity assessment will depend on the regulatory class of our products. Under European law, our products are likely to be in Class III. In the case of Class III products, we must (as a result of the regulatory structure which we have elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD (this corresponds to a quality system for design in ISO 9001 and EN 46001 standards). The notified body has audited our quality system and determined that it meets the requirements of the MDD. In addition, the notified body must approve the specific design of each device in Class III. As part of the design approval process, the notified body must also verify that the products comply with the essential requirements of the MDD. In order to comply with these requirements, we must, among other things, complete a risk analysis and may be required to present sufficient clinical data. The clinical data presented by us must provide evidence that the products meet the performance specifications claimed by us, provide sufficient evidence of adequate assessment of unwanted side effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. We will be subject to continued surveillance by the notified body and will be required to report any serious adverse incidents to the appropriate authorities. We also will be required to comply with additional national requirements that are beyond the scope of the MDD.

We have completed construction of our VITOSS manufacturing facility and have successfully produced initial batches of commercial product. Our VITOSS manufacturing facility is certified as meeting the requirements of ISO 9001 and EN 46001 for the period July 1, 2000 through July 1, 2003. We have completed the construction of our CORTOSS manufacturing facility and our goal is to produce commercial product in 2001. In order to commercialize CORTOSS, its manufacturing facility must pass inspection by our notified body and is subject to inspection by the FDA.

United States

The medical devices that we intend to manufacture and market are subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act ("FFD&C Act") and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

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

Before a new device can be introduced into the market, the manufacturer must generally obtain market clearance through a 510(k) notification or premarket approval through a premarket approval application ("PMA"). A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies be performed to establish the device's "substantial equivalence."

Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. Pursuant to the Federal
Food, Drug, and Cosmetics Act, the FDA must make a determination with respect to a 510(k) submission within 90 days of its receipt. The FDA may, and often does, extend this time frame by requesting additional data or information.

A "not substantially equivalent" determination, or a request for additional information, could delay or prevent the market introduction of new products for which we file such notifications. For any of our products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions. The FDA has implemented a policy under which certain device modifications may be submitted as a "Special 510(k)," which will require only a 30-day review. Special 510(k)'s are limited to those device modifications that do not affect the intended use or alter the fundamental scientific technology of the device and for which substantial equivalence can be demonstrated through design controls.

A PMA must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which FDA has called for PMA. A PMA must be supported by valid scientific evidence that typically includes extensive data, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device, as well as extensive manufacturing information.

FDA review of a PMA generally takes one to two years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended should the FDA ask for more information or clarification of information already provided in the submission.

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

If the FDA's evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an "approvable letter," which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case PMA approval may be delayed up to several years while additional clinical trials are conducted and submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which other companies have sought FDA approval have never been approved for marketing.

Modifications to a device that is the subject of an approved PMA (including modifications to its labeling or manufacturing process) may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

If clinical trials of a device are required in connection with either a 510(k) notification or a PMA and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an IDE application prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is reviewed and approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "non-significant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs, but not the FDA. For "significant risk" devices, an IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. IRB approval may be required for changes in the investigational plan for both non-significant risk and significant risk devices.

Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including reporting and record keeping requirements. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FD&C Act requires devices to be manufactured in accordance with GMP regulations that impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Medical devices are also subject to post market reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product.

Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved or uncleared uses. We, as well as our products, are also subject to a variety of state laws and regulations in those states or localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

In order to market our products, we must apply for, be granted and maintain all necessary regulatory approvals in each applicable jurisdiction. To date, we have received 510(k) clearance to market VITOSS in the U.S., CE Mark certification for VITOSS in Europe and regulatory clearance in Australia. For CORTOSS, we have filed applications seeking regulatory clearance.

THIRD-PARTY REIMBURSEMENT

Successful sales of our products in the United States and other markets will depend on the availability of adequate reimbursement from third-party payers. In the United States, health care providers, such as hospitals and surgeons that purchase medical devices for treatment of their patients, generally rely on third-party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance reimbursement plans are central to new product acceptance. For the U.S. government, coverage and reimbursement decisions for patients eligible to receive public health care benefits are made by the Health Care Financing Administration ("HCFA"), which administers the U.S. Medicare and Medicaid programs. The U.S. Medicare inpatient reimbursement system is a prospective reimbursement system whereby rates are set in advance, fixed for a specific fiscal period, constitute full institutional payment for the designated health service and generally do not vary with hospital treatment costs. Medicare reimburses outpatient services based on a predetermined fee schedule. The market for our products could be adversely affected by U.S. legislation that reduces reimbursements under the cost reimbursement system for the U.S. Medicare program.

In addition, an increasing emphasis on managed care in the U.S. has placed, and we believe will continue to place, greater pressure on medical device pricing. Such pressures could have a material adverse effect on our ability to sell our products. Failure by hospitals and other users of our products to obtain coverage or adequate reimbursement from third-party payors or changes in governmental and private third-party payors' policies toward reimbursement for procedures employing our products would reduce demand for our products.

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

In Japan, at the end of the regulatory approval process, the Ministry of Health, Labor and Welfare ("MHW") makes a determination of the reimbursement level of the product. The MHW can set the reimbursement level for our products at their discretion, and we may not be able to obtain regulatory approval in Japan or if such approval is granted, we may not obtain a favorable per unit reimbursement level.

PRODUCT LIABILITY AND INSURANCE

Our business involves the risk of product liability claims. While we have not experienced any product liability claims to date, there can be no assurance that product liability claims will not be asserted against our distributors or us. Although we maintain product liability insurance in the annual aggregate amount of up to $3 million, there can be no assurance that this coverage will be adequate to protect us against future product liability claims. In addition, product liability insurance is expensive and there can be no assurance that product liability insurance will be available to us in the future on terms satisfactory to us, if at all. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.



EMPLOYEES

As of December 31, 2000, we had 61 full-time employees, with 55 employees at our Malvern, Pennsylvania headquarters and 6 employees in Europe. We had an average of 51, 42 and 33 employees in 2000, 1999 and 1998, respectively. The steady increase in number of employees for the period from 1998 through 2000 is attributed to our continued development of manufacturing, process technology, marketing and sales and research and development.

ITEM 2.   PROPERTIES

Our headquarters are located at the Great Valley Corporate Center in Malvern, Pennsylvania, which is a suburb of Philadelphia. We conduct all of our principal activities at two adjacent facilities that total 32,000 square feet, and which are leased through July 2007. We also have our international sales and marketing activities based in our administrative office in Leuven, Belgium.

ITEM 3.   LEGAL PROCEEDINGS

In July 1992, we obtained a license from FBFC International, a Belgian company, that allowed us to manufacture and sell BIOGRAN dental grafting product. We sold the rights to sell BIOGRAN to 3i in 2000. In 1994, U.S. Biomaterials Corporation filed with the U.S. Patent and Trademark Office ("PTO") a Request for Reexamination of the U.S. patent held by FBFC for BIOGRAN, of which we had been the exclusive licensee. The PTO confirmed the patentability of all claims of the FBFC patent without amendment. However, U.S. Biomaterials Corporation instituted a nullification proceeding against the European counterpart to FBFC's U.S. patent. The opposition division of the European Patent Office tentatively decided in FBFC's favor, but the matter is still proceeding under an appeal. In connection with the BIOGRAN sale to 3i, 3i has assumed control of this matter and we have agreed to reimburse 3i for the associated legal costs and to provide them with certain indemnification with respect to the matter. We do not believe there are any material liabilities with respect to the indemnification for this matter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2000.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock is quoted on both the Nasdaq National Market ("Nasdaq") and the European Association of Securities Dealers Automated Quotation ("EASDAQ") under the symbol "VITA". We began trading on Nasdaq on August 2, 2000. The following table reflects the ranges of high and low sale prices for our Common Stock as reported on the Nasdaq and EASDAQ for the stated periods.

                                            NASDAQ                          EASDAQ
                                ------------------------------  ------------------------------
                                     High            LOW             HIGH            LOW
                                --------------  --------------  --------------  --------------
2000:
  First Quarter  ............              ---             ---           $9.50           $4.50
  Second Quarter ............              ---             ---            7.80            4.80
  Third Quarter  ............            $8.13           $5.50            7.90            5.80
  Fourth Quarter ............             6.38            3.56            6.40            3.05
1999:
  First Quarter  ............              ---             ---           $7.40           $4.00
  Second Quarter ............              ---             ---            6.50            5.00
  Third Quarter  ............              ---             ---            6.40            3.85
  Fourth Quarter ............              ---             ---            6.25            4.30

As of March 26, 2001 there were 137 holders of record of our Common Stock. Since a portion of our Common Stock is held in "street" or nominee name, we are unable to determine the exact number of beneficial holders. On March 26, 2001, the last reported sale price of the common stock as reported on the EASDAQ and Nasdaq was $5.10 and $5.25 per share, respectively. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

In October 2000, we sold 20,763 shares of our Common Stock in a private placement transaction at $5.90 per share. The $122,502 in gross proceeds received from this sale are for working capital and research and development purposes. The transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated thereunder.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected historical consolidated financial data that have been derived from the consolidated financial statements of Orthovita, Inc. and subsidiaries as of and for each of the five years in the period ended December 31, 2000 which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with our consolidated financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this document.

                                                                       Year Ended December 31,
                                          ----------------------------------------------------------------------------------
                                                2000             1999            1998              1997            1996
                                             -----------      -----------     -----------       -----------     -----------
Statement of Operations Data:
Revenues-BIOGRAN(1)  ...................     $   532,967      $ 1,054,120     $ 2,780,658       $ 3,311,540     $ 1,860,326
Revenues-VITOSS.........................         207,693               --              --                --              --
Cost of sales (2)  .....................         170,041          324,590         927,792         1,096,848         887,236
Operating expense  .....................      15,191,162       10,755,317       7,897,961         9,998,945       7,162,104
Other (income) expenses  ...............        (214,273)        (529,193)       (344,307)          169,066         250,939
Extraordinary item--(gain) (1)  ........      (3,070,921)              --              --          (397,402)             --
Accretion of preferred stock  ..........              --               --         391,213           536,517              --
                                             -----------      -----------     -----------       -----------     -----------
Net loss applicable to common
 shareholders  .........................    $(11,335,349)     $(9,496,594)    $(6,092,001)      $(8,092,434)    $(6,439,953)
                                             ===========     ============     ===========       ===========     ===========
Net loss per common share, basic and
 diluted  ..............................     $     (0.92)    $     (0.83)     $     (0.73)      $     (1.60)    $     (1.60)
                                             ===========     ===========      ===========       ===========     ===========
Shares used in computing net loss per
 common share, basic and diluted  ......      12,281,117      11,411,896        8,314,679         5,050,397     $ 4,036,150
                                             ===========     ===========      ===========       ===========     ===========

                                                                         As of December 31,
                                             ------------------------------------------------------------------------------
                                                 2000             1999            1998              1997            1996
                                             -----------      -----------     -----------       -----------     -----------
Balance Sheet Data:
Cash, cash equivalents and short-term
 investments (3)  ......................     $ 3,814,992      $ 8,873,545     $15,355,808       $ 2,257,902     $   253,465
Total assets  ..........................      10,188,367       11,321,446      18,888,632         4,862,010       1,546,137
Working capital (deficit)  .............         747,835        4,118,730      14,471,102        (1,080,859)     (3,140,323)
Long-term debt  ........................       1,307,425          616,726         737,427           832,991       1,588,539
Redeemable convertible preferred
 stock  ................................              --               --              --         7,383,090              --
Total shareholders' equity (deficit)  ..       5,129,615        5,646,669      15,528,575        (7,712,696)     (4,088,685)

(1) From BIOGRAN product launch in 1994 until April 1998, we sold BIOGRAN directly to our dental customers, and beginning in May 1998, we sold BIOGRAN through our global distributor Implant Innovations, Inc. ("3i").
     On March 22, 2000, we sold the BIOGRAN dental grafting product line to 3i for $3,900,000 (See Note 10 of Notes to Consolidated Financial Statements).
(2) Primarily reflects cost of BIOGRAN revenues. All of the VITOSS sold in Europe during 2000 was produced prior the receipt of its CE Certification in July 2000. In accordance with SFAS No. 2 "Accounting for Research and Development Costs," the costs of producing that material was recorded as research and development expense prior to July 2000 and, accordingly, are not reflected in cost of sales. Accordingly, VITOSS cost of sales for the year ended December 31, 2000 of $6,000 is not indicative of margins to be realized in future periods.
(3) Excludes $9.9 million in net proceeds which were received from private equity financings in January and March 2001.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

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

OVERVIEW

Orthovita is a biomaterials company with proprietary techniques for the development of novel products for use in orthopaedics. Our focus is on developing products for use in surgical procedures in spine and osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. Our efforts to-date have resulted in the development of three products, VITOSSTM Synthetic Cancellous Bone Void Filler, CORTOSSTM Cortical Bone Void Filler and RHAKOSSTM Synthetic Bone Implants. VITOSS is a resorbable calcium phosphate scaffold used as a bone graft in trauma and spinal fusion procedures. CORTOSS is under development as a high strength bonding, self-setting composite engineered specifically to mimic the strength characteristics of human cortical bone. We are pursuing clinical studies for multiple indications of CORTOSS, including the augmentation of screws used in a variety of orthopaedic procedures and vertebral fractures. RHAKOSS is under development as a high strength bone bonding preformed composite interbody fusion implant. RHAKOSS is designed to mimic the radiolucency of bone, as well as, the strength and flexibility characteristics of bone and can be manufactured into any size or shape to optimize anatomic fit. RHAKOSS is being designed to address the needs of the vertebral interbody fusion and spinal reconstruction markets.


We initiated European sales of VITOSS in October 2000 following receipt of its CE Certification allowing its sale in all of the countries of the European Union ("EU"). In December 2000, the U.S. Food and Drug Administration (the "FDA") granted 510(k) marketing clearance for VITOSS and we began selling the product in the U.S. in March 2001.

CERTAIN RISKS RELATED TO OUR BUSINESS

We are dependent on the commercial success of CORTOSS and VITOSS, and our ability to achieve this is subject to certain risks, including:

    o  the need for the market place to commercially accept VITOSS and CORTOSS,
    o  the need to operate an effective sales and distribution network,
    o  the need to obtain and maintain regulatory approval for our products,
    o the need to implement and manage commercial scale manufacturing capability and capacity for our products, and
    o  the uncertainty of operating in international markets.

Each of these factors is described in more detail below.

The need for the market place to commercially accept VITOSS and CORTOSS

Because the markets for our products are evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of these markets. Surgeons will not use our products unless they determine, based on experience, clinical data and recommendations from prominent surgeons and mentors, that our products are safe and effective. In addition, surgeons tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement for our products.

We may fail to gain market acceptance for our products, as a result of:

  . our dependence on the continued publication of independent pre-clinical and clinical data to support the use of our products;

  . our failure to train a sufficient number of surgeons to create demand for our products;

  . the refusal of payors to authorize insurance reimbursement for procedures using our products.

Surgeons may not support the use of our products because there is only limited preclinical or clinical data to support their effectiveness. Our products are based on new technologies which have not been previously used and must compete with more established treatments and products currently accepted as the standards of care. Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. We expect our initial product sales to be made to a group of early adopting surgeons. Further sales may require us to convince surgeons who currently favor existing techniques to switch to our products or to new procedures that would use our products. Many surgeons will not purchase our products until there is sufficient, long-term clinical evidence to convince them to alter their existing treatment methods. We believe that recommendations and endorsements by surgeons will be essential for market acceptance of our products, and we are not certain that any such recommendations or endorsements can be obtained. There has been no published clinical data for our products. Thus, continued publication of positive clinical data and longer-term patient follow-up are necessary for us to achieve significant sales growth.

Any failure in our physician training efforts could also significantly reduce adoption rates. It is critical to the success of our sales effort to train a sufficient number of surgeons and to provide them adequate instruction in the use of our products. We will rely on surgeons to spend their time and money to attend our training sessions. If surgeons are not properly trained they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our product sales.

Successful sales of our products in the United States and other markets will depend on the availability of adequate reimbursement from third-party payers. In the United States, health care providers, such as hospitals and surgeons that purchase medical devices for treatment of their patients, generally rely on third-party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance reimbursement plans are central to new product acceptance. For the U.S. government, coverage and reimbursement decisions for patients eligible to receive public health care benefits are made by the Health Care Financing Administration ("HCFA"), which administers the U.S. Medicare and Medicaid programs. The U.S. Medicare inpatient reimbursement system is a prospective reimbursement system whereby rates are set in advance, fixed for a specific fiscal period, constitute full institutional payment for the designated health service and generally do not vary with hospital treatment costs. Medicare reimburses outpatient services based on a predetermined fee schedule. The market for our products could be adversely affected by any action that reduces reimbursements under the cost reimbursement system for the U.S. Medicare program.

In addition, an increasing emphasis on managed care in the U.S. has placed, and we believe will continue to place, greater pressure on medical device pricing. Such pressures could have a material adverse effect on our ability to sell our products and to raise capital. Failure by hospitals and other users of our products to obtain coverage or adequate reimbursement from third-party payors or changes in governmental and private third-party payors' policies toward reimbursement for procedures employing our products would reduce demand for our products.

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

The need to operate an effective sales and distribution network.

We have built a network of independent distributors and sales agencies in the U.S., Europe and Australia in order to market VITOSS and may utilize this network for CORTOSS, if CORTOSS receives regulatory approval. The following describes the risks associated with these efforts:

   Any failure to maintain and manage our distributor organization may negatively affect our potential market share and revenues. There are significant risks involved in managing our distribution network, including the need to manage the development and growth of such a network and, the need to adequately train both our employees and our outside sales agents and distributors in the use and benefits of our products.

   The amount and timing of resources that are devoted to the performance of the contractual responsibilities by our distributors and agents will not be within our control. There can be no assurance that third parties will perform their obligations as expected or market any products under these agreements, or that we will derive any revenue from such arrangements. Certain agreements may also permit these third parties to pursue existing or alternative products in preference to our products. There can be no assurance that our interests will continue to coincide with those of these third parties or that they will not distribute products that could compete with our products.

The need to obtain and maintain regulatory approvals for our products.

The jurisdictions in which we will seek to market our products will regulate these products as medical devices. In most circumstances, we and our distributors and agents must obtain various regulatory approvals and otherwise comply with extensive regulations regarding safety, quality and efficacy standards. These regulations vary from country to country, and the regulatory review can be lengthy, expensive and uncertain. We may not ultimately obtain the necessary regulatory approvals to market our products in any of our targeted markets and any such regulatory approval may include significant restrictions on the anatomic sites and types of procedures for which our products can be used. In addition, we may be required to incur significant costs in obtaining or maintaining our regulatory approvals. The regulatory requirements in some of the jurisdictions where we currently market or intend to market our products are outlined below.

Modification of our products or development of new products may require us to conduct additional clinical trials for these new or modified products and to revise our filings with the FDA and other regulatory authorities, which is time consuming and expensive. If we were not successful in obtaining marketing authorization, other regulatory authorization or redesigning our product, our business could suffer.

Our failure to comply with applicable regulations could result in recalls of our products, substantial fines and/or criminal charges against our employees and us. Any of these actions could cause substantial harm to our business.

United States

Regulation by FDA.    Pursuant to the U.S. Federal Food, Drug, and Cosmetic Act
(the "FD&C Act"), the FDA regulates the clinical testing, manufacturing, labeling, sale, distribution and promotion of medical devices. Before we may market our products in the U.S., we generally must obtain from the FDA either market clearance through a Section 510(k) premarket notification or premarket approval through a PMA. During December 2000, we received notice that the FDA granted 510(k) marketing clearance for VITOSS. We launched VITOSS in the U.S. during March 2001. In March 2001, we filed an Investigational Device Exemption ("IDE") application with the FDA to conduct clinical trials for CORTOSS for use in long bone screw augmentation in the U.S. and to seek its FDA approval. We intend to file an IDE application with the FDA during 2001 for use of CORTOSS in vertebroplasty. There can be no assurance that the data from such clinical trials will support FDA regulatory clearance or approval of the product.

European Union and Other International Markets

General.    The introduction of our products in markets outside the U.S. will also be subject to regulatory clearances in those jurisdictions, which may entail substantial additional costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by the foreign government authorities is unpredictable and uncertain, and the necessary approvals or clearances may not be granted on a timely basis, if at all. Delays in receipt of, or failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could substantially limit our ability to market our products.

Requirement of CE marking in the EU.    To market a product in the EU, we must
be entitled to affix a CE marking, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE marking allows us to market a product in all of the member states of the EU. We received a CE Mark for the use of VITOSS as a bone void filler, and we intend to seek to obtain a CE Mark for the use of CORTOSS in screw augmentation in 2001 and vertebroplasty in 2002 supported by the data from completed and ongoing clinical trials in Europe. In addition to successful review of this application, our manufacturing facility for CORTOSS will need to pass inspection and there can be no assurance that we will obtain a CE Mark for CORTOSS.

Requirement of MHW approval in Japan.    In Japan, the approvals by the MHW of
VITOSS and CORTOSS are likely to require clinical trials conducted in Japan. Accordingly, we intend to seek a third party strategic alliance to conduct such trials, obtain the necessary regulatory approvals and to market our products in Japan. There can be no assurance that we will be successful in entering into such an alliance or that, if successful, such third party will succeed in conducting such clinical trials or in obtaining the necessary regulatory approvals in Japan.

The need to implement and manage commercial scale manufacturing capability and capacity for our products.

We have completed construction of our VITOSS manufacturing facility and have successfully produced initial batches of commercial product. Our VITOSS manufacturing facility is certified as meeting the requirements of ISO 9001 and European Norm ("EN") 46001 for the period July 1, 2000 through July 1, 2003. We have completed the construction of our CORTOSS manufacturing facility and our goal is to produce commercial product in

2001. In order to commercialize CORTOSS, its manufacturing facility must pass inspection by our notified body and is subject to inspection by the FDA.

Our future success is dependent on our ability to manufacture our products in commercial quantities, in compliance with regulatory requirements and in a cost-effective manner. The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with Good Manufacturing Practice ("GMP") regulations, Quality System Requirements ("QSR"), ISO 9000 Series standards and equivalent requirements. There can be no assurance that the regulatory authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in GMPs, QSRs or other requirements and request, or seek, remedial action. Failure to comply with such regulations or delay in attaining compliance may adversely affect our manufacturing activities and ability to distribute products, and could prevent or delay regulatory approvals or clearances of our products.

Our ability to manufacture VITOSS and CORTOSS is dependent on a limited number of specialty suppliers of certain raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Although we believe that we maintain good relationships with our suppliers, there can be no guarantee that such supplies and services will continue to be available with respect to our current and future commercialized products.

The  uncertainty of operating in international markets.

We operate in international markets and a number of risks are inherent in international operations including the limitation or disruption of operations by the imposition of governmental controls, difficulties in managing international operations, and fluctuations in foreign currency exchange rates. The international nature of our business subjects us and our representatives, agents and distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products are sold.

In Japan, the approval of VITOSS and CORTOSS is likely to require clinical trials. Accordingly, we intend to seek a third party strategic alliance to conduct such trials, obtain the necessary regulatory approvals and to market our products in Japan. There can be no assurance that we will be successful in entering into such an alliance or that, if successful, such third party will succeed in marketing our products in Japan.

We have a history of operating losses and need to raise additional capital that may not be available in the future.

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our Common Stock. We expect to continue to use cash and investments to fund operating and investing activities. We plan to continue to spend substantial funds for preclinical studies and clinical trials in support of regulatory approvals, research and development, the further development of marketing product literature and sales activities. We believe our existing cash and short-term investments as of December 31, 2000 of $3,815,000, along with $9,933,000 in net proceeds raised in equity financings during the first quarter of 2001 will be sufficient to meet our currently estimated operating and investing requirements into 2002. Our future capital requirements will depend upon numerous factors, including the extent to which unforeseen clinical, regulatory, manufacturing or sales and marketing difficulties arise or to which our products gain market acceptance, the acquisition and defense of intellectual property rights, the development of strategic alliances for the marketing of certain of our products, and other competitive developments. In addition, although we have no present commitments or understandings, we may seek to expand our operations and product line via acquisitions or joint ventures and any such acquisitions or joint ventures may increase our capital requirements. We will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. These financing activities could result in substantial dilution to the holders of Common Stock or significant financial or operational restrictions to us. In addition, any such required financing may not be available on satisfactory terms, if at all.

We have incurred substantial operating losses since our inception and, at December 31, 2000, had an accumulated deficit of approximately $47,800,000. These losses have resulted principally from expenses required to be incurred before we can begin marketing our products, including the development and patenting of our technologies, preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory bodies, and the development of sales, marketing and manufacturing capabilities. We expect to continue to incur significant operating losses in the future as we continue our product development efforts and expand our marketing and sales activities.

Our product sales may fluctuate due to a number of factors.

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

General.   Our success will depend in part on our ability to protect our proprietary technology and related confidential information and we rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure and confidentiality agreements and other contractual restrictions to do so.

However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our patents that have been issued may be challenged, invalidated or circumvented by third parties. In addition, while we have received notices of allowance with respect to some patent claims for certain of our products, our patent applications and the notices of allowance we have received may not issue as patents in a form that will be advantageous to us. Our patents and applications cover particular aspects of our products and technology. There may be more effective technologies, designs or methods. If the most effective treatment method is not covered by our products or applications, it could have an adverse effect on our product sales. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Finally, even if our intellectual property rights are adequately protected, litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and result in a substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and compete more directly with us, which could result in a decrease in our market share.

Intellectual Property Rights of Others.   We may be sued for violating the
intellectual property rights of others. While we attempt to ensure that our products do not infringe other parties' patents and proprietary rights, our products may infringe. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is, in many cases, not certain. In addition, because patent applications filed in the U.S. prior to December 2000 can take many years to issue and patent applications filed in the U.S. after November 2000 are maintained in secrecy until eighteen months from the date of filing, there may be applications now pending of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents that one or more of our products may inadvertently be infringing of which we are unaware. As the number of competitors in the markets for the treatment of spine and trauma grows, the possibility of a patent infringement claims against us increases. There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry generally and in the spinal market segments particularly.

Infringement and other intellectual property claims, whether with or without merit, can be expensive and time-consuming to litigate and divert management attention from our core business. Our products may be covered by U.S. patents held by our competitors. Based on analyses made in consultation with our experts, we believe that either such patents or claims are invalid or if valid we do not infringe. If the holder of patents brought an infringement action against us, the cost of litigating the claim could be substantial. In addition, if the relevant patent claims were upheld as valid and enforceable and our products were found to infringe the patent, we could be prevented from selling the relevant product unless we could obtain a license from the owner of the patent or we are able to redesign our product to avoid infringement. A license may not be available or if available may be on terms unacceptable to us, or we may not be successful in any attempt to redesign our products to avoid any infringement. In addition, to determine the priority of inventions, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or in opposition, nullity or other proceedings before foreign agencies with respect to any of our existing patents or patent applications or any future patents or applications, which could result in substantial cost to us. Further, we may have to participate at substantial cost in International Trade Commission proceedings to abate importation of goods that would compete unfairly with our products.

Company Patents.   We intend to file applications as appropriate for patents
covering our technologies, products and processes. As of March 21, 2001, we own or control three issued U.S. patents, one allowed U.S. patent, six pending patent applications in the United States and numerous counterparts of certain of these patents and pending patent applications in Europe and Japan. There can be no assurance that patents will issue from any of the pending patent applications. Since patent applications filed prior to December 2000 in the United States are maintained in secrecy until issued and patent applications filed in the U.S. after November 2000 are maintained in secrecy until eighteen months from the date of filing, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries, we cannot be certain that we or any of our licensors were the first creator of inventions covered by pending patent applications or that we or any of our licensors were the first to file patent applications for such inventions. Further, there can be no assurance that the claims allowed under any issued patents will be sufficiently broad as to protect our proprietary position in the technology. In addition, there can be no assurance that any patents issued to us or any of our licensors will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide commercially useful competitive advantages to us.

Enforceability of Patents.   Under Title 35 of the United States Code as amended
by the General Agreement on Tariffs and Trade implementing the Uruguay Round Agreement Act of 1994 ("Title 35"), patents that issue from patent applications filed prior to June 8, 1995, will enjoy a 17-year period of enforceability as measured from the date of patent issue or a 20-year period of enforceability as measured from the earliest effective date of filing, whichever is longer. Patents that issue from applications filed on or after June 8, 1995 will enjoy a 20-year period of enforceability as measured from the date the patent application was filed or the first claimed priority date, whichever is earlier. Patents that issue from applications filed on or after June 8, 1995 may be extended under the term extension provisions of Title 35 for a period up to five years to compensate for any period of enforceability lost due to interference proceedings, government secrecy orders or successful appeals to the Board of Patent Appeals and Interferences or the Federal Courts. Under the Drug Price Competition and Patent Term Restoration Act of 1984, including amendments implemented under Title 35 (the ''Patent Term Restoration Act''), the period of enforceability of the first patent for a product or use may be extended for up to five years to compensate the patent holder for the time required for FDA regulatory review of the product. Any extension under the Patent Term Restoration Act and any extension under Title 35 are cumulative. There can be no assurance that we will be able to take advantage of such patent term extension provisions of these laws, either as now constituted or as they may be changed by any future legislation, or that such extensions will adequately restore the time lost to the FDA approval process. Furthermore, the possibility of shorter terms of patent protection, combined with the lengthy FDA review process and possibility of extensive delays in such process, could effectively further reduce the term during which a marketed product could be protected by patents.

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

FBFC Patent Challenge. On July 23, 1994, U.S. Biomaterials Corporation filed with the U.S. Patent and Trademark Office a Request for Reexamination of the FBFC U.S. Patent which provides patent protection in the U.S. for BIOGRAN. This patent has been assigned to 3i, which purchased the BIOGRAN product line from us in March 2000. FBFC filed a response in this proceeding, establishing that the claims of the FBFC Patent were properly allowed. As a result, a Certificate of Reexamination was issued by the U.S. Patent and Trademark Office confirming the patentability of all claims of the FBFC Patent without amendment. However, U.S. Biomaterials Corporation also instituted a nullification proceeding against the European counterpart to the FBFC U.S. Patent. The opposition division of the European Patent Office tentatively decided in FBFC's favor, but the matter is still proceeding under an appeal. In connection with the BIOGRAN sale to 3i, 3i has assumed control of this matter and we have agreed to reimburse 3i for the associated legal costs and to provide them with certain indemnification with respect to the matter. We do not believe there are any material liabilities with respect to the indemnification for this matter.

The orthopaedic market is highly competitive.

Extensive research efforts and rapid technological change characterize the market for products in the orthopaedic market. We anticipate that we will face intense competition from medical device companies. Our products could be rendered noncompetitive or obsolete by technological advances made by our current or potential competitors. There can be no assurance that we will be able to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. Such existing and potential competitors may be in the process of seeking FDA or other regulatory approvals, or patent protection, for their respective products or they may have such approvals. They may also enjoy substantial advantages over us in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise or the development of distribution channels. The attributes of our products may cause some changes in surgical techniques that have become standard within the medical community, and there may be resistance to change. In addition, such competitors may obtain regulatory approval and introduce or commercialize competing products in advance of our products. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

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

We depend substantially upon the continued service and performance of our existing executive officers. We rely on our key personnel in formulating and implementing our product research, development and commercialization strategies. Our success will depend in large part on our ability to attract and retain highly skilled employees. We compete for such personnel with other companies, academic institutions, government entities and other organizations. We may not be successful in hiring or retaining qualified personnel. If one or more of our key employees resigns, it could harm our business. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees. Other than employment agreements with David S. Joseph, our Chairman, Bruce A. Peacock, our Chief Executive Officer and President, and Dr. Erik M. Erbe, our Vice President, Research and Development, we have not entered into any employment agreements with any of our executive officers.



OTHER RISKS.

We may issue preferred stock as an anti-takeover provision.

Certain provisions of Pennsylvania law could make it more difficult for a third party to acquire us, or could discourage a third party from attempting to acquire us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock. In addition, as an anti-takeover device, our Board of Directors may issue without shareholder approval, shares of Preferred Stock having rights, privileges and preferences, and on terms and conditions as determined by the Board of Directors. The rights of the holders of any Preferred Stock that may be issued in the future may adversely affect the rights of our Common Stockholders. We have no current plans to issue any shares of preferred stock.

Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring shareholder approval.

Our executive officers and directors own approximately 16.8% of our outstanding Common Stock as of March 26, 2001. Accordingly, these shareholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration could have the effect of delaying or preventing a change in control. Our certificate of incorporation, our bylaws and Pennsylvania law contains provisions that could discourage a takeover. Provisions of our certificate of incorporation, bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable.

We have not and do not intend to pay any dividends on our Common Stock.

We have never declared nor paid dividends on our Common Stock. We currently intend to retain any future earnings for funding growth and, therefore, do not intend to pay any cash dividends in the foreseeable future.

Our stock price is highly volatile.

Until August 1, 2000, our Common Stock traded exclusively on EASDAQ. Beginning August 2, 2000, our Common Stock trades on both EASDAQ and the Nasdaq National Market ("Nasdaq"). We have experienced limited volume from time to time in the trading of our Common Stock on both the EASDAQ and Nasdaq markets and this may continue to occur in the future. In addition, Nasdaq has continuing listing requirements, which we may not be able to meet in the future. Should we fail to meet the Nasdaq listing requirements in the future, our stock may then list on the over-the-counter exchange which would further limit the trading volume and liquidity of our stock.

Our stock price, like that of many early stage medical technology companies, may be volatile. In general, equity markets, including Nasdaq and EASDAQ, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies or existing economic conditions. These broad market fluctuations may adversely affect the market price of our Common Stock. Additional factors such as fluctuations in our results, under-performance in relation to analysts' estimates, the product sales growth rate, changes in stock market analyst recommendations regarding our stock, announcements of technological innovations or new products by us or our competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by us or by others, changes in health care policy in the United States and internationally, business conditions affecting medical device companies or the medical device industry generally, and general market conditions may cause the market price of our Common Stock to be highly volatile or to be significantly adversely affected.

If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our Common Stock would likely decline. Stock price fluctuations may be exaggerated if the trading volume of our Common Stock is low.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our Common Stock. Cash, cash equivalents and short-investments decreased 57% from December 31, 1999 to 2000 due to the use of cash in operating activities. As of December 31, 2000 and 1999, cash, cash equivalents and short-term investments consisted of the following:

                                                                    Gross            Unrealized
                                                                 Unrealized            Gross            Fair Market
                                             Original Cost          Gains              Losses              Value
                                           -----------------  -----------------  ------------------  ------------------
December 31, 2000:
Cash and cash equivalents  ...................    $3,614,626               $ --           $     --          $3,614,626
Short-term investments  ......................       199,886                480                 --             200,366
                                                  ----------  -----------------  -----------------          ----------
                                                  $3,814,512               $480           $     --          $3,814,992
                                                  ==========  =================  =================          ==========
Percentage of total assets  ..................                                                                    37.4%
                                                                                                            ==========

December 31, 1999:
Cash and cash equivalents  ...................    $2,487,343               $ --           $     --          $2,487,343
Short-term investments  ......................     6,446,469                 --            (60,267)          6,386,202
                                                  ----------  -----------------  -----------------          ----------
                                                  $8,933,812               $ --           $(60,267)         $8,873,545
                                                  ==========  =================  =================          ==========
Percentage of total assets  ..................                                                                    78.4%
                                                                                                            ==========

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds.


The following is a summary of selected cash flow information:

                                                                     Year Ended December 31,
                                                                2000                1999                 1998
                                                           ------------         -----------         ------------
Net cash used in operating activities  ..................  $(13,066,702)        $(7,460,789)        $ (6,535,509)
Net cash provided by (used in) investing activities......     6,440,248           7,614,063          (14,325,341)
Net cash provided by financing activities  ..............     7,842,251           1,472,122           19,407,435
Effects of exchange rate changes on cash and cash
 equivalents  ...........................................       (88,514)             19,883               37,577
                                                           ------------         -----------         ------------

Net change in cash and cash equivalents  ................  $  1,127,283         $ 1,645,279         $ (1,415,838)
                                                           ============         ===========         ============

RECENT DEVELOPMENTS

During March 2001, we sold 1,975,000 shares of our Common Stock at $4.00 per share in a private equity financing raising gross proceeds of $7.9 million and net proceeds of $7.5 million. These securities have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We have agreed to file a registration statement for these shares with the U.S. Securities and Exchange Commission. In connection with the financing, additional warrants to purchase a total of 59,250 shares of Common Stock at an exercise price of $4.00 per share were issued to consultants as a placement cost.

During January 2001, we completed a private placement for 566,894 shares of our Common Stock and warrants to purchase 566,894 shares of Common Stock at an exercise price of $4.41 per share. The gross proceeds of $2.5 million will be used for working capital purposes. The net proceeds were $2.4 million. We sold the securities to the Rennes Fondation which beneficially owns 16.3% of our Common Stock as of March 26, 2001. We have agreed to file a registration statement for the resale of these shares with the U.S. Securities and Exchange Commission.

Pursuant to the terms of issuance of the warrants sold in a private equity financing transaction in August 2000 and as a result of the 2001 financing transaction described above, the number of shares of Common Stock issued upon exercise of warrants and the exercise price were adjusted to 1,125,000 shares and an exercise price of $4.00 per share. In addition, the investor in the August 2000 private placement is now entitled to purchase an additional 206,830 shares of our Common Stock at a par value of $.01.

During March 2001, we received regulatory clearance in Australia to sell CORTOSS Synthetic Cortical Bone Void Filler to augment orthopaedic screws that have failed to hold in bone.

Net Cash Used in Operating Activities

OPERATING CASH INFLOWS-

In 2000, we had operating cash inflows from BIOGRAN product sales realized prior to the close of the sale of BIOGRAN dental grafting product line to 3i in March 2000. In addition, we have received cash inflows from interest income on short-term investments.

OPERATING CASH OUTFLOWS-

Our operating cash outflows were primarily used for development, pre-clinical and clinical activities in preparation for regulatory filings of potential products. In addition, funds have been used for the leasing and fit-up of expanded facilities, the purchase of materials for the pre-approval manufacture of VITOSS inventory, the development of marketing product literature and sales activities in both Europe and the U.S. to support our VITOSS product launch.

OPERATING CASH FLOW REQUIREMENTS OUTLOOK--

We expect to continue to use cash in operating activities associated with pre-clinical activities, clinical trials and further research and development activities in support of our other products under development and expect this use to increase due to efforts associated with VITOSS marketing and sales activities in the U.S., Europe and Australia. We expect our cash flow from operating activities to continue to be negative until such time, if ever, as cash generated from product revenues exceeds funding of operating costs. There can be no assurance that we will be able to achieve such level of product revenues.

Net Cash Provided By Investing Activities

During the twelve months ended December 31, 2000 and 1999, approximately $6.2 million and $8.0 million, respectively, were provided by the net sale of investment grade marketable securities. During the twelve months ended December 31, 1998, approximately $14.4 million was used in the net purchase of investment grade marketable securities.

Additionally, we received $3.9 million, of which $400,000 was being held in escrow until March 23, 2001, in connection with the sale of the BIOGRAN dental grafting product line to 3i in March 2000.

We have invested approximately $3.3 million, $354,000 and $111,000 for the years ended December 31, 2000, 1999 and 1998, respectively, primarily in the purchase of leasehold improvements for the expansion of our product development and commerical manufacturing capabilities.



INVESTING CASH OUTLOOK--

During 2001, we expect to purchase additional manufacturing equipment and incur costs associated with improvements to our leased office and manufacturing space.

Net Cash Provided By Financing Activities

During 2000, we received approximately $6.5 million in net proceeds through a private equity financing under which we sold 1,207,204 shares of our Common Stock at $5.90 per share. During August 2000, we received approximately $2.6 million in net proceeds from a private equity financing under which we sold 508,475 shares of Common Stock at $5.90 per share and warrants to purchase 762,712 shares of Common Stock at an exercise price of $5.90 per share, subject to certain anti-dilution adjustments.

During the year ended December 31, 2000, options and warrants to purchase an aggregate 325,607 shares of Common Stock were exercised, as well as purchases of our Common Stock through the Employee Stock Purchase Plan, resulting in proceeds of approximately $1.1 million. Also during the year ended December 31, 2000, approximately $683,000 was used to repay capital lease obligations. In January 2000, we repaid our $2 million bank line of credit which was outstanding at December 1999. In November 2000, we borrowed $500,000 from our bank as a capital financing term loan. In December 2000, we repaid in full our debt with the Flemish government in the amount of approximately $140,000.

FINANCING REQUIREMENTS OUTLOOK

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock's market price, as well as the exercise prices and expiration dates of the stock options and warrants.

We expect to continue to use cash and investments to fund operating and investing activities. We plan to continue to spend substantial funds for preclinical studies and clinical trials in support of regulatory approvals, research and development, the further development of marketing product literature and sales activities. We believe our existing cash and short-term investments as of December 31, 2000 of $3,815,000, along with $9,933,000 in net proceeds raised in equity financings during the first quarter of 2001 will be sufficient to meet our currently estimated operating and investing requirements into 2002. Our future capital requirements will depend upon numerous factors, including the extent to which unforeseen clinical, regulatory, manufacturing or sales and marketing difficulties arise or to which our products gain market acceptance, the acquisition and defense of intellectual property rights, the development of strategic alliances for the marketing of certain of our products, and other competitive developments. In addition, although we have no present commitments or understandings, we may seek to expand our operations and product line via acquisitions or joint ventures and any such acquisitions or joint ventures may increase our capital requirements. We will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. These financing activities could result in substantial dilution to the holders of Common Stock or significant financial or operational restrictions to us. In addition, any such required financing may not be available on satisfactory terms, if at all.

RESULTS OF OPERATIONS

This section should be read in conjunction with the more detailed discussion under ''Liquidity and Capital Resources.'' And as described therein, we expect to continue to incur significant operating losses in the future as we continue our product development efforts, expand our marketing and sales activities and further develop our manufacturing capabilities.

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31,
1999

Revenues.   Revenues for the year ended December 31, 2000 were $741,000 compared to $1.1 million for the year ended December 31, 1999. Revenues for 2000 consisted of $533,000 from the sales of BIOGRAN product realized prior to the sale of the BIOGRAN product line in March 2000. The remaining $208,000 of revenues occurred during the fourth quarter of 2000 and relate to the initiation of sales of VITOSS in Europe. Sales in Europe during 2000 were to distributors and future sales will depend upon end user demand.

Gross Profit.    Our gross profit for the year ended December 31, 2000 was
$571,000, or 77% of net revenues, compared to $730,000, or 69% of net revenues, for 1999. BIOGRAN cost of sales was approximately $164,000 or a 69% gross profit margin for the year ended December 31, 2000. All of the VITOSS sold in Europe during 2000 was produced prior the receipt of its CE Certification in July 2000. In accordance with SFAS No. 2 "Accounting for Research and Development Costs," the costs of producing that material was recorded as research and development expense prior to July 2000 and, accordingly, are not reflected in cost of sales. Accordingly, VITOSS cost of sales for the year ended December 31, 2000 of $6,000 is not indicative of margins to be realized in future periods.

Operating Expenses.   Operating expenses for the year ended December 31, 2000
were $15.2 million compared to $10.8 million for 1999. The increase in general and administrative expenses year-over-year is primarily a result of an increase in the number of employees during 2000. Selling and marketing expenses increased year-over-year as a result of the development and printing of marketing and sales literature in support of VITOSS product launch. The increase from 1999 to 2000 in research and development expenses is attributable to the expanded development of our product pipelines and pre-clinical and clinical activities of CORTOSS and RHAKOSS.

Other Income (Expense).   Net other income, includes interest income and
interest expense. We recorded $214,000 of net other income for the year ended December 31, 2000 compared to $529,000 of net other income for the year ended December 31, 1999. The decrease in net other income between 1999 and 2000 is attributed to lower average cash balances year over year.

Net Gain On Sale of Product Line. We received $3.9 million, of which $400,000 was being held in escrow until March 23, 2001, in connection with the sale of the BIOGRAN dental grafting product line to 3i in March 2000. We realized a net gain on the transaction of approximately $3.1 million.

Net Loss.    As a result of the foregoing factors, our net loss for the year ended December 31, 2000 was $11.3 million compared to a net loss of $9.5 million for 1999.

Comparison of the Year Ended December 31, 1999 to the Year Ended December 31,
1998

Revenues. Revenues for the year ended December 31, 1999 were $1.1 million, compared to $2.8 million for the year ended December 31, 1998. Product revenues for 1999 reflect sales of BIOGRAN to 3i at a transfer price equal to 50% of 3i's sales price to its retail customers. For the same period in 1998, revenues reflect our direct sales to customers through April plus the contract minimum sales to 3i for the period May through September 1998. Under the global distribution agreement we entered into with 3i, such sales to 3i in 1998 exceeded the rate of product re-sale by 3i to its customers and resulted in product inventory at 3i. In 1999, 3i fulfilled the balance of its 1998 minimum BIOGRAN purchase commitments that were deferred to 1999 and purchased an additional $250,000 of BIOGRAN. 3i had no contracted purchase minimums during 1999.

Gross Profit.    Our gross profit for the year ended December 31, 1999 was
$730,000, or 69% of net revenues, compared to $1.9 million, or 67% of net revenues, for 1998.

Operating Expenses.   Operating expenses for the year ended December 31, 1999
were $10.8 million compared to $7.9 million for the prior year. The increase in general and administrative expenses year-over-year is primarily a result of an increase in the number of employees during 1999 and a one-time $900,000 reimbursement during 1998 of patent litigation fees which was netted against our expenses. Selling and marketing expenses decreased year-over-year as a result of the elimination of the direct dental sales force when we entered into our global distribution arrangement for BIOGRAN with 3i. The increase from 1998 to 1999 in research and development expenses is attributable to the expanded development of our product pipelines and pre-clinical and clinical activities of CORTOSS for vertebroplasty and screw augmentation in Europe.

OtherIncome (Expense).   Net other income, includes interest expense, interest
income and, for 1998, currency translation losses. We recorded $529,000 of net other income for the year ended December 31, 1999 compared to $344,000 of net other income for the year ended December 31, 1998. The increase in net other income between 1998 and 1999 is attributed to higher average cash balances from our June 1998 initial public offering.

Net Loss.    As a result of the foregoing factors, our net loss for the year ended December 31, 1999 was $9.5 million compared to a net loss of $6.1 million for 1998.

COMMITMENTS AND CONTINGENCIES

We lease office space and equipment under non-cancelable operating leases. For the years ended December 31, 2000, 1999 and 1998, lease expense was $321,000, $305,000 and $213,000, respectively. As of December 31, 2000, future minimum rent payments through the expiration of these leases are approximately $304,000 in 2001, $326,000 in 2002, $330,000 in 2003, $325,000 in 2004, $355,000 in 2005,
$370,000 in 2006 and $63,000 in 2007.

In addition, since operating expenses for our European branch are primarily funded by Orthovita in the U.S., we entered into a foreign exchange contract in order to minimize negative fluctuations in between the US dollar and the Euro foreign exchange rate. The contract specifies that we will pay $300,000 on each of the following dates to receive the following fixed number of Euros:

Contract Date                   US $ Amount Paid           Euros Received            Exchange Rate
- -------------                   ----------------           --------------            -------------
February 9, 2001                   $  300,000              346,921 Euros                .86475
May 9, 2001                           300,000              345,682 Euros                .86785
August 9, 2001                        300,000              344,511 Euros                .87080
November 9, 2001                      300,000              343,367 Euros                .87370
                                   ----------              ---------------              ------
   Total                           $1,200,000              1,380,481 Euros              .86926
                                   ==========              ===============              ======
Exchange Rate at December 31, 2000                                                      .93050
                                                                                        ======

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The functional currency for our European branch operation is the Euro. Accordingly, all assets and liabilities related to this operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated in a separate component of Shareholders' Equity (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies."

Market Risk

We are exposed to market risk through changes in market interest rates that could affect the value of our short-term investments. Interest rate changes would result in unrealized gains or losses in the market value of the short-term investments due to differences between the market interest rates and rates at the inception of the short-term investment.

As of December 31, 2000 and 1999, our investments consisted primarily of commercial paper, United States government agency bonds and high credit quality corporate bonds. We estimate that if the average yield of our investment portfolio decreased by 100 basis points, interest income for the year ended December 31, 2000 would have decreased by approximately $102,000 during the year. This estimate assumes that the decrease occurred on the last day of each month during the years and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors. See Item 7--''Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources''.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual statement on Form 10-K beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by Item 10 of Form 10-K will be set forth under the captions ''Nominees for the Board of Directors'' and ''Section 16(a) Reports" in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

See Item 12.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Items 11 and 12 of Form 10-K will be set forth under the captions ''Executive Compensation: Report of the Compensation Committee,'' ''Summary Compensation Table,'' and ''Holders of 5% or More of Orthovita's Stock and Directors' and Officers' Ownership of Orthovita's Stock,'' respectively, in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of this Report

  1.   Financial Statements     The following financial statements and notes
   thereto which are attached hereto beginning on page F-1 have been incorporated by reference into Item 8 of this part of the annual report on Form 10-K:

                                                                                                 Page
                                                                                                 ----
   Report of Independent Public Accountants                                                       F-1

   Consolidated Balance Sheets as of December 31, 2000 and 1999                                   F-2

   Consolidated Statements of Operations for years ended December 31, 2000, 1999 and 1998         F-3

   Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders'
                  Equity for the years ended December 31, 2000, 1999 and 1998                     F-4

   Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999              F-5
   and 1998

   Notes to Consolidated Financial Statements                                                     F-6

   2. Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the Financial Statements or notes thereto.

  3.   Exhibits.    (see (c) below).

  (b) Reports on Form 8-K.

  The Company did not file a report on Form 8-K during the quarter ended December 31, 2000.

  (c) Exhibits

   The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

      3.1  Amended and Restated Articles of Incorporation of the Company (3)
      3.2  Amended and Restated Bylaws of the Company (3)
      4.1  Specimen of Common Stock Certificate of the Company (1)
      4.2  Registration Rights Agreement dated August 22, 2000 among the Company, Brown Simpson Partners I,
           Ltd., Janney Montgomery Scott LLC, Emerging Growth Equities, Ltd. and VFT Special Ventures Ltd. (4)
     10.1  Employment Agreement dated as of December 31, 1999 between the Company and Bruce A. Peacock (1)
     10.2  Addendum to Employment Agreement dated January 1, 2001 between the Company and Bruce A. Peacock (1)
     10.3  Employment Agreement dated as of December 31, 1999 between the Company and David S. Joseph (1)
     10.4  Addendum to Employment Agreement dated January 1, 2001 between the Company and David S. Joseph (1)
     10.5  Employment Agreement dated as of July 1, 2000 between the Company and Dr. Erik Erbe (1)

     10.6  Master Equipment Lease Agreement dated as of July 11, 1997 between the Company and Finova
           Technology Finance, Inc. (2)
     10.7  Amendment to the Master Equipment Lease Agreement dated as of April 15, 1999 between the
           Company and Finova Technology Finance, Inc. (5)
     10.8  1993 Stock Option Plan (3)
     10.9  Amended and Restated 1997 Equity Compensation Plan (3)
    10.10  Amended and Restated Employee Stock Purchase Plan (3)
    10.11  Line of Credit, Term Loan and Security Agreement dated as of September 19, 1997 between the Company and Progress Bank (2)
    10.12  Third Amendment to Line of Credit, Term Loan and Security Agreement dated October 25, 2000 between the Company and Progress Bank (1)
    10.13  Third Amended and Restated Line of Credit dated October 25, 2000 between the Company and Progress
           Bank (1)
    10.14  Capital Expenditure Loan Note dated October 25, 2000 between the Company and Progress Bank (1)
    10.15  Asset Sale Agreement dated as of February 10, 2000 between the Company and Implant Innovations, Inc.
           (5)
    10.16  Subscription Agreement dated July 10, 2000 between the Company and Rennes Fondation (1)
    10.17  Subscription Agreement dated August 22, 2000 between the Company and Brown Simpson Partners I, Ltd.
           (4)
    10.18  Subscription Agreement dated as of October 4, 2000 between the Company and Raimund Gabriel (1)
    10.19  Subscription Agreement dated as of January 18, 2001 between the Company and Rennes Fondation (1)
    10.20  Warrant to Purchase Shares of Common Stock dated as of November 3, 1999 in favor of Progress
           Capital, Inc. (1)
    10.21  Amended and Restated Warrant to Purchase 1,020,409 Shares of Common Stock dated as of August 22,
           2000 in favor of Brown Simpson Partners I, Ltd. (1)
    10.22  Warrant to Purchase 31,779 Shares of Common Stock dated August 22, 2000 in favor of Janney
           Montgomery Scott LLC (4)
    10.23  Warrant to Purchase 31,780 Shares of Common Stock dated August 22, 2000 in favor of VFT Special
           Ventures Ltd. (4)
    10.24  Warrant to Purchase 566,894 Shares of Common Stock dated January 18, 2001 in favor of Rennes
           Fondation (1)
     21.1  Subsidiaries (1)
     23.1  Consent of Arthur Andersen LLP (1)
     24.1  Power of Attorney (1) (included in the signature page).

(1)  Filed herewith.

(2)  Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-51689) filed on May 1, 1998 and incorporated herein by reference.

(3)  Filed as an Exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-
     51689) filed on June 15, 1998 and incorporated herein by reference.

(4)  Filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 333-47386) filed on
     October 5, 2000 and incorporated herein by reference.

(5)   Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

[CAPTION]

Copies of the exhibits are available to shareholders (upon payment of a $.20 per page fee to cover the Company's expenses in furnishing the exhibits) from Investor Relations, Orthovita, Inc., 45 Great Valley Parkway, Malvern, Pennsylvania 19355.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Orthovita, Inc.

Date: March 30, 2001
                                    /s/   Bruce A. Peacock
                                    By: BRUCE A. PEACOCK
                                    Chief Executive Officer and President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

  Each person in so signing also makes, constitutes and appoints Bruce A. Peacock, Chief Executive Officer of Orthovita, Inc. and subsidiaries and Joseph
M. Paiva, Vice President and Chief Financial Officer of Orthovita, Inc. and subsidiaries, and each of them acting alone, as his true and lawful attorneys-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

           Signature                          Capacity                      Date
- -------------------------------  -----------------------------------  -----------------


/s/   Bruce A. Peacock           Chief Executive Officer and           March 30, 2001
      BRUCE A. PEACOK            President
                                 (principal executive officer)

/s/   David S. Joseph            Chairman                              March 30, 2001
      DAVID S. JOSEPH

/s/   Joseph M. Paiva            Vice President and Chief Financial    March 30, 2001
      JOSEPH M. PAIVA            Officer (principal financial
                                 officer and accounting)

/s/   Paul Ducheyne, Ph.D.       Director                              March 30, 2001
      PAUL DUCHEYNE, PH.D.

/s/   Robert Levande             Director                              March 30, 2001
      ROBERT LEVANDE

/s/   James M. Garvey            Director                              March 30, 2001
      JAMES M. GARVEY

/s/   Richard M. Horowitz        Director                              March 30, 2001
      RICHARD M. HOROWITZ

/s/   Jos B. Peeters, Ph.D.      Director                              March 30, 2001
      JOS B. PEETERS, PH.D.

/s/   Howard Salasin, Ph.D.      Director                              March 30, 2001
      HOWARD SALASIN, PH.D.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Orthovita, Inc.:

     We have audited the accompanying consolidated balance sheets of Orthovita, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orthovita, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                  /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania,
March 30, 2001

                        ORTHOVITA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31
                                                                             2000           1999
                                                                        ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Notes 3, 6 and 15) ....................    $  3,614,626    $  2,487,343
  Short-term investments (Notes 3, 6 and 15) .......................         200,366       6,386,202
  Restricted cash (Note 10) ........................................         400,000              --
  Accounts receivable ..............................................          80,050          59,511
  Inventories (Note 4) .............................................         182,399         147,270
  Other current assets .............................................          21,721          96,455
                                                                        ------------    ------------
     Total current assets ..........................................       4,499,162       9,176,781
                                                                        ------------    ------------
PROPERTY AND EQUIPMENT, net (Note 5) ...............................       5,321,228       2,041,524
                                                                        ------------    ------------
OTHER ASSETS (Note 6)  .............................................         367,977         103,141
                                                                        ------------    ------------
                                                                        $ 10,188,367    $ 11,321,446
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term bank borrowings (Notes 6 and 15) ......................    $         --    $  2,000,000
  Note payable (Note 6) ............................................              --         137,702
  Current portion of long-term capital lease obligations (Note 7) ..         654,063         530,126
  Accounts payable .................................................       1,156,533       1,327,825
  Accrued compensation and related expenses ........................         734,820         605,507
  Deferred gain (Note 10) ..........................................         400,000              --
  Other accrued expenses ...........................................         805,911         456,891
                                                                        ------------    ------------
     Total current liabilities .....................................       3,751,327       5,058,051
                                                                        ------------    ------------
LONG-TERM LIABILITIES:
  Capital lease obligations (Note 7) ...............................         807,425         616,726
  Bank term loan (Note 6) ..........................................         500,000              --
                                                                        ------------    ------------
     Total long-term liabilities ...................................       1,307,425         616,726
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

SHAREHOLDERS' EQUITY (Notes 9 and 15):
   Preferred Stock, $.01 par value, 20,000,000 shares authorized, no
    shares issued and outstanding ..................................              --              --

   Common stock, $.01 par value, 50,000,000 shares authorized,
    13,426,988 and 11,331,632 shares issued and outstanding ........         134,270         113,316

  Additional paid-in capital .......................................      52,929,538      42,002,795
  Deferred compensation (Note 9) ...................................         (97,500)             --
  Accumulated deficit ..............................................     (47,809,103)    (36,473,754)
  Accumulated other comprehensive (loss) income ....................         (27,590)          4,312
                                                                        ------------    ------------
     Total shareholders' equity ....................................       5,129,615       5,646,669
                                                                        ------------    ------------
                                                                        $ 10,188,367    $ 11,321,446
                                                                        ============    ============

        The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31
                                                                    2000             1999           1998
                                                                    ----             ----           ----
REVENUES (Note 10):
 BIOGRAN ..................................................     $    532,967    $  1,054,120    $  2,780,658
 VITOSS ...................................................          207,693              --              --
                                                                ------------    ------------    ------------
     Total revenues .......................................          740,660       1,054,120       2,780,658
                                                                ------------    ------------    ------------

COST OF SALES (Note 4):
     Total cost of sales ..................................          170,041         324,590         927,792
                                                                ------------    ------------    ------------
     Gross profit .........................................          570,619         729,530       1,852,866
                                                                ------------    ------------    ------------
OPERATING EXPENSES:
General and administrative ................................        4,333,094       3,674,515       2,253,836
Selling and marketing .....................................        3,357,903       1,807,212       2,879,804
Research and development ..................................        7,500,165       5,273,590       2,764,321
                                                                ------------    ------------    ------------
     Total operating expenses .............................       15,191,162      10,755,317       7,897,961
                                                                ------------    ------------    ------------
     Operating loss .......................................      (14,620,543)    (10,025,787)     (6,045,095)
INTEREST EXPENSE ..........................................         (151,161)       (110,601)       (174,898)
INTEREST INCOME ...........................................          365,434         639,794         511,882
FOREIGN CURRENCY TRANSACTION GAIN .........................               --              --           7,323
                                                                ------------    ------------    ------------
     Loss before extraordinary item .......................      (14,406,270)     (9,496,594)     (5,700,788)
NET GAIN ON SALE OF PRODUCT LINE (Note 10) ................        3,070,921              --              --
                                                                ------------    ------------    ------------
NET LOSS ..................................................      (11,335,349)     (9,496,594)     (5,700,788)
ACCRETION OF REDEMPTION PREMIUM ON PREFERRED STOCK  .......               --              --        (391,213)
                                                                ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS ................     $(11,335,349)   $ (9,496,594)   $ (6,092,001)
                                                                ============    ============    ============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED:
     Before extraordinary item ............................     $      (1.17)   $       (.83)   $       (.73)
     Extraordinary item ...................................              .25              --              --
                                                                ------------    ------------    ------------

NET LOSS PER COMMON SHARE, BASIC AND DILUTED ..............     $       (.92)   $       (.83)   $       (.73)
                                                                ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC
 AND DILUTED ..............................................       12,281,117      11,411,896       8,314,679
                                                                ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        SHAREHOLDERS' EQUITY (DEFICIT)


                                                          Redeemable
                                                           Class C
                                                         Convertible    Convertible                   Additional
                                                          Preferred   Preferred Stock       Common      Paid-in
                                                            Stock         Stock             Stock       Capital
                                                            -----         -----             -----       -------
BALANCE, DECEMBER 31, 1997 ..............................$  7,383,090   $     16,441   $     51,862   $ 13,138,103
 Sale of 370,392 shares of common stock .................          --             --          3,704      3,496,296
 Sale of 1,800,000 shares of common stock, net of
    offering costs of $89,103 ...........................          --             --         18,000     16,669,838
 Conversion of preferred stock to common stock ..........  (7,774,303)       (16,441)        35,264      7,755,480
 Accretion of redemption premium and dividends on
  Class C Convertible Preferred stock ...................     391,213             --             --             --
 Exercise of common stock options and warrants to
  purchase common stock .................................                                     4,897      1,163,760
 Issuance of common stock options for services ..........          --             --             --         65,547
 Comprehensive loss:
  Net loss ..............................................          --             --             --             --
 Other comprehensive loss:
  Unrealized gain on short-term investments, net ........          --             --             --             --
  Currency translation adjustment .......................          --             --             --             --

  Comprehensive loss ....................................          --             --             --             --
                                                         ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1998 ..............................          --             --        113,727     42,289,024
 Exercise of common stock options and warrants to
  purchase common stock and common stock issued
  under the Employee Stock Purchase Plan ................          --             --          1,088        363,123


 Issuance of common stock options and warrants for ......          --             --             --        185,664
  services
 Repurchase of common shares ............................          --             --           (720)      (348,920)
 Receipt of common shares in repayment of loan ..........          --             --           (779)      (486,096)
 Comprehensive loss:
  Net loss ..............................................          --             --             --             --
 Other comprehensive loss:
  Unrealized loss on short-term investments, net ........          --             --             --             --
  Currency translation adjustment .......................          --             --             --             --

  Comprehensive loss ....................................          --             --             --             --
                                                         ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1999 ..............................          --             --        113,316     42,002,795
 Exercise of common stock options and warrants to
  purchase common stock and common stock issued
  under the Employee Stock Purchase Plan ................          --             --          3,347      1,112,145


 Issuance of common stock options and warrants for ......          --             --             --        510,431
  services
 Sale of  1,715,679 shares of common stock and warrants .          --             --         17,157      9,034,292
 Issuance of common shares under restricted stock award .          --             --            450        269,875
 Amortization of deferred compensation ..................          --             --             --             --
 Comprehensive loss:
  Net loss ..............................................          --             --             --             --
 Other comprehensive loss:
  Unrealized gain on short-term investments, net ........          --             --             --             --
  Currency translation adjustment .......................          --             --             --             --

  Comprehensive loss ....................................          --             --             --             --
                                                         ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2000 ..............................$         --   $         --   $    134,270   $ 52,929,538
                                                         ============   ============   ============   ============



                                                              Shareholders' Equity
                                                              --------------------


                                                                                        Accumulated
                                                           Deferred     Accumulated     Comprehensive    Comprehensive
                                                         Compensation     Deficit       (Loss) Income    (Loss) Income     Total
                                                         ------------     -------       -------------    -------------     -----
 BALANCE, DECEMBER 31, 1997 ............................$         --   $(20,885,159)  $    (33,943)            --   $ (7,712,696)
  Sale of 370,392 shares of common stock ...............          --             --             --             --      3,500,000
  Sale of 1,800,000 shares of common stock, net of
     offering costs of $89,103 .........................          --             --             --                    16,687,838
  Conversion of preferred stock to common stock ........          --             --             --             --      7,774,303
  Accretion of redemption premium and dividends on
   Class C Convertible Preferred stock .................          --       (391,213)            --                      (391,213)
  Exercise of common stock options and warrants to
   purchase common stock ...............................          --             --             --             --      1,168,657
  Issuance of common stock options for services ........          --             --             --             --         65,547
  Comprehensive loss:
   Net loss ............................................          --     (5,700,788)            --   $ (5,700,788)    (5,700,788)
  Other comprehensive loss:
   Unrealized gain on short-term investments, net ......          --             --         99,350         99,350         99,350
   Currency translation adjustment .....................          --             --         37,577         37,577         37,577
                                                                                                                    ------------
   Comprehensive loss ..................................          --             --             --   $ (5,563,861)            --
                                                        ------------   ------------   ------------   ============   ------------
 BALANCE, DECEMBER 31, 1998 ............................          --    (26,977,160)       102,984                    15,528,575
  Exercise of common stock options and warrants to
   purchase common stock and common stock
   under the Employee Stock Purchase Plan ..............          --             --             --                       364,211


  Issuance of common stock options and warrants for ....          --             --             --             --        185,664
   services
  Repurchase of common shares ..........................          --             --             --             --       (349,640)
  Receipt of common shares in repayment of loan ........          --             --             --             --       (486,875)
  Comprehensive loss:
   Net loss ............................................          --     (9,496,594)            --   $ (9,496,594)    (9,496,594)
  Other comprehensive loss:
   Unrealized loss on short-term investments, net ......          --             --        (60,267)       (60,267)       (60,267)
   Currency translation adjustment .....................          --             --        (38,405)       (38,405)       (38,405)
                                                                                                                    ------------
   Comprehensive loss ..................................          --             --             --   $ (9,595,266)            --
                                                        ------------   ------------   ------------   ============   ------------
 BALANCE, DECEMBER 31, 1999 ............................          --    (36,473,754)         4,312                     5,646,669
  Exercise of common stock options and warrants to
   purchase common stock and common stock
   under the Employee Stock Purchase Plan ..............          --             --             --             --      1,115,492


  Issuance of common stock options and warrants for ....          --             --             --             --        510,431
   services
  Sale of  1,715,679 shares of common stock and warrants          --             --             --             --      9,051,449
  Issuance of common shares under restricted stock award    (270,325)            --             --             --             --
  Amortization of deferred compensation ................     172,825             --             --             --        172,825
  Comprehensive loss:
   Net loss ............................................          --    (11,335,349)            --   $(11,335,349)   (11,335,349)
  Other comprehensive loss:
   Unrealized gain on short-term investments, net ......          --             --            480            480            480
   Currency translation adjustment .....................          --             --        (32,382)       (32,382)       (32,382)
                                                                                                                    ------------
   Comprehensive loss ..................................          --             --             --   $(11,367,251)            --
                                                        ------------   ------------   ------------   ============   ------------
 BALANCE, DECEMBER 31, 2000 ............................$    (97,500)  $(47,809,103)  $    (27,590)            --   $  5,129,615
                                                        ============   ============   ============   ============   ============

The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31
                                                                    2000          1999          1998
                                                               ============   ============   ============
OPERATING ACTIVITIES:
  Net loss ..................................................  $(11,335,349)  $ (9,496,594)  $ (5,700,788)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
     Depreciation and amortization ..........................       953,683        631,696        427,991
     Amortization of deferred compensation...................       172,825             --             --
     Imputed interest .......................................            --             --         20,967
     Services provided for common stock options and warrants        510,431        185,664         65,546
     Net gain on sale of product line........................    (3,070,921)            --             --
     (Increase) decrease in--
        Accounts receivable .................................       (20,539)       (36,791)       348,728
        Other receivables ...................................            --        744,959       (703,809)
        Inventories .........................................       (35,129)       181,981        (80,544)
        Other current assets ................................        58,948         57,664         45,590
        Other assets ........................................      (264,836)       (17,747)       (85,394)
     Increase (decrease) in--
        Accounts payable ....................................      (171,292)       946,681       (287,302)
        Accrued patent defense costs ........................            --       (402,977)      (530,744)
        Other liabilities ...................................      (202,043)      (128,865)       303,923
        Other accrued expenses ..............................       337,520       (126,460)      (359,673)
                                                               ------------   ------------   ------------
           Net cash used in operating activities ............   (13,066,702)    (7,460,789)    (6,535,509)
                                                               ------------   ------------   ------------
INVESTING ACTIVITIES:
  Purchase of investments ...................................      (199,886)   (10,346,255)   (15,892,669)
  Proceeds from sale of investments .........................     6,446,469     18,314,180      1,478,275
   Proceeds from sale of product line .......................     3,900,000             --             --
   (Increase) decrease in restricted cash ...................      (400,000)            --        200,000
  Purchase of property and equipment ........................    (3,306,335)      (353,862)      (110,947)
                                                               ------------   ------------   ------------
          Net cash provided by (used in) investing activities     6,440,248      7,614,063    (14,325,341)
                                                               ------------   ------------   ------------
FINANCING ACTIVITIES:
  Proceeds (repayments) of short-term bank borrowings .......    (2,000,000)     2,000,000       (692,000)
  Repayment of debt .........................................      (141,837)      (108,649)      (487,507)
  Proceeds from debt ........................................       500,000             --             --
  Repayments of capital lease obligations ...................      (682,853)      (433,800)      (241,529)
  Proceeds from exercise of common stock options and
  warrants and common stock purchased under the Employee
  Stock Purchase Plan .......................................     1,115,492        364,211        640,633

  Repurchase of common stock ................................            --       (349,640)            --
  Proceeds from sale of common stock and warrants ...........     9,051,449             --     20,187,838
                                                               ------------   ------------   ------------
           Net cash provided by financing activities ........     7,842,251      1,472,122     19,407,435
                                                               ------------   ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS ...........................................       (88,514)        19,883         37,577
                                                               ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS ................................................     1,127,283      1,645,279     (1,415,838)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ................     2,487,343        842,064      2,257,902
                                                               ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ......................  $  3,614,626   $  2,487,343   $    842,064
                                                               ============   ============   ============

The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

Orthovita, Inc. ("Orthovita" or the "Company"), a Pennsylvania corporation, began operations in November 1993. Orthovita is a biomaterials company with proprietary techniques for the development of novel products for use in orthopaedics. Our focus is on developing products for use in surgical procedures in spine and osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. Our efforts to-date have resulted in the development of three products, VITOSSTM Synthetic Cancellous Bone Void Filler, CORTOSSTM Cortical Bone Void Filler and RHAKOSSTM Synthetic Bone Implants.

We initiated European sales of VITOSS in October 2000 following receipt of its CE Certification allowing its sale in all of the countries of the European Union. In December 2000, the U.S. Food and Drug Administration (the "FDA") granted 510(k) marketing clearance for VITOSS, and we began selling VITOSS in the U.S. during March 2001.

Our operations are subject to certain risks including but not limited to the need to successfully commercialize VITOSS and to develop, obtain regulatory approval for, and commercialize CORTOSS and RHAKOSS, and our need for additional capital. We have incurred losses each year since our inception in 1993 and we expect to continue to incur losses for at least the next several years. As of December 31, 2000, we had an accumulated deficit of $47,809,103. Our products under development may never be commercialized or if commercialized, may never generate substantial revenue.

We believe our existing cash and short-term investments as of December 31, 2000 of $3,815,000, along with $9,933,000 of net proceeds raised in equity financings during the first quarter of 2001, will be sufficient to meet our currently estimated operating and investing requirements into 2002 (see Note 15). However, we will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. These financing activities could result in substantial dilution to the holders of Common Stock. In addition, any such required financing may not be available on satisfactory terms, if at all. Although we have no present commitments or understandings, we may seek to expand our operations and product line via acquisitions or joint ventures and any such acquisitions or joint ventures may increase our capital requirements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Preparation of Financial Statements and Use of Estimates

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

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly owned subsidiaries. We have eliminated all intercompany balances in consolidation.

                        ORTHOVITA, INC. AND SUBSIDIARIES

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is generally computed assuming the conversion or exercise of all dilutive securities such as Common Stock options and warrants; however, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the years ended December 31, 2000, 1999 and 1998 because they were anti-dilutive due to our losses.

Revenue Recognition

We sell VITOSS to distributors in Europe and through agents in the U.S. Revenue is recognized upon the shipment of the product to the distributor, net of applicable provisions for discounts and allowances. We do not allow product to be returned from our distributors. In the U.S., revenue is recognized when the product is sold to the end user.

We sold our BIOGRAN(R) dental grafting product line in March 2000 (see Note 10).

Research and Development Costs

Research and development costs are charged to expense as incurred.

Foreign Currency Translation

The functional currency for the Company's branch operation in Europe is the Euro. In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities related to this foreign operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated as a separate component of shareholders' equity. Revenues and expenses are translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations.

Supplemental Cash Flow Information

During 2000, 1999 and 1998, respectively, we issued options and warrants for the purchase of 117,500, 41,100 and 24,000 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $510,431, $185,664 and $65,547, respectively.

In 1999, we received 77,900 shares of our Common Stock valued at $486,875 and $103,800 in cash for full repayment of a loan.

In 2000, 1999 and 1998, we incurred capital lease obligations of $997,489, $609,851 and $442,306, respectively. In 2000, 1999 and 1998, cash paid for interest was $151,161, $110,601 and $174,898, respectively. The Company paid no income taxes in 2000, 1999 and 1998.

                        ORTHOVITA, INC. AND SUBSIDIARIES

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders' equity. As further discussed in Note 6, our debt covenants require us to maintain a minimum level of aggregate cash, cash equivalents and investments.

As of December 31, 2000 and 1999, cash and cash equivalents and short-term investments consisted of the following:

                                            Gross         Gross         Fair
                             Original     Unrealized   Unrealized      Market
                               Cost         Gains        Losses        Value
                           -----------   -----------  -----------   -----------

December 31, 2000:
Cash and cash equivalents  $ 3,614,626   $        --  $        --   $ 3,614,626
Short-term investments ..      199,886           480           --       200,366
                           -----------   -----------  -----------   -----------
                           $ 3,814,512   $       480  $        --   $ 3,814,992
                           ===========   ===========  ===========   ===========
December 31, 1999:
Cash and cash equivalents  $ 2,487,343   $        --  $        --   $ 2,487,343
Short-term investments ..    6,446,469            --      (60,267)    6,386,202
                           -----------   -----------  -----------   -----------
                           $ 8,933,812   $        --  $   (60,267)  $ 8,873,545
                           ===========   ===========  ===========   ===========

4. INVENTORIES:

Inventories are stated at the lower of cost or market on a first-in, first-out basis. As of December 31, 2000 and 1999, inventories consisted of the following:

                                                              December 31
                                                      2000                1999
                                                    --------            --------
Raw materials ..........................            $  2,042            $134,356
Work-in-process ........................             180,357                  --
Finished goods .........................                  --              12,914
                                                    --------            --------
                                                    $182,399            $147,270
                                                    ========            ========

All of the VITOSS sold in Europe during 2000 was produced prior the receipt of its CE Certification in July 2000. In accordance with SFAS No. 2 "Accounting for Research and Development Costs," the costs of producing that material was recorded as research and development expense prior to July 2000 and, accordingly, are not reflected in cost of sales. As of December 31, 2000, we maintained inventory on hand that was charged to research and development expense during the year and is not included in inventory balances at December 31, 2000. We expect this inventory to be sold during the first six months of 2001.

                        ORTHOVITA, INC. AND SUBSIDIARIES

5. PROPERTY AND EQUIPMENT:

Property and equipment, including assets held under capitalized lease obligations, are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of each asset, primarily three to five years. The useful life for leasehold improvements is generally the remaining term of the facility lease. Expenditures for major renewals and improvements are capitalized and expenditures for maintenance and repairs are charged to operations as incurred.

Property and equipment consisted of the following:

                                                            December 31
                                                        2000          1999
                                                    -----------   -----------
Machinery and equipment .........................   $ 2,804,893   $ 1,853,969
Furniture and office equipment ..................     1,356,970       891,330
Leasehold improvements ..........................     3,456,526       716,619
                                                    -----------   -----------
                                                      7,618,389     3,461,918
Less--Accumulated depreciation and amortization .    (2,297,161)   (1,420,394)
                                                    -----------   -----------
                                                    $ 5,321,228   $ 2,041,524
                                                    ===========   ===========

In the years ended December 31, 2000 and 1999, we acquired certain property and equipment under capitalized lease obligations. Total assets under capital lease are $2,836,080 and $1,838,591 with related accumulated amortization of $1,107,574 and $634,715 at December 31, 2000 and 1999, respectively.

6. BORROWINGS:

At December 31, 1999, $2,000,000 was outstanding under a line of credit arrangement with our commercial bank which was repaid in January 2000. The weighted average interest rate was 9.5% for the year ended December 31, 1999. In addition, at December 31, 1999, $137,702 was outstanding under a note payable to the Flemish Government which was paid in full during 2000.

In October 2000, we renegotiated our bank credit arrangement and decreased our line of credit from $2,0000,000 to $1,500,000. In addition, we obtained a $500,000 captial expenditure term note ("Term Note"). The line of credit expires on June 30, 2001. As of December 31, 2000, no amounts were outstanding under the line of credit. The Term Note and line of credit bear interest at an annual rate of the prime rate plus 1.0%. Prinicpal on the Term Note is due in 23 equal installments beginning November 1, 2001. Both the line of credit and Term Note are secured by our general assets and a $250,000 certificate of deposit which is included in Other Assets as of December 31, 2000. The line of credit and Term Note require us to maintain a minimum aggregate level of cash and investments of $3,000,000 and minimum working capital of $3,000,000 (see Notes 3 and 15). As of December 31, 2000 our bank waived compliance with the covenants until March 31, 2001 at which time we were in compliance.

                        ORTHOVITA, INC. AND SUBSIDIARIES

7. CAPITAL LEASE OBLIGATIONS:

In 1997, we secured a $1,200,000 capital asset lease financing arrangement with a lending institution which was increased an additional $1,500,000 in December 1998. The term of each individual lease is 42 months from each individual lease's inception and annual interest is approximately 10.85% and 9.4% under the 1997 and 1998 arrangements, respectively. As of December 31, 2000, we have utilized all available financing under the capital lease arrangement. The leases are secured by the underlying capital assets. Capital lease obligations consisted of the following:

                                                             December 31
                                                    2000          1999
                                                    ----          ----
Capital lease obligations .......................   $ 1,626,971   $ 1,308,690
Less--amount representing interest ..............      (165,483)     (161,838)
                                                    -----------   -----------
Present value of minimum lease payments .........     1,461,488     1,146,852
Less--current portion of minimum lease payments .      (654,063)     (530,126)
                                                    -----------   -----------
                                                    $   807,425   $   616,726
                                                    ===========   ===========

Capital lease obligation maturities as of December 31, 2000 are as follows:

     2001 ................................      $  757,145
     2002 ................................         501,662
     2003 ................................         334,759
     2004 ................................          33,405
                                                ----------
                                                $1,626,971
                                                ==========


8. Profit Sharing Plan:

The Company has a Section 401(k) plan for all qualified employees, as defined. Company contributions are discretionary and determined annually and were $106,415, $67,541 and $65,860 for the years ended December 31, 2000, 1999 and
1998, respectively.

9. SHAREHOLDERS' EQUITY:

Common Stock

In August 2000, we listed our Common Stock on the Nasdaq National Market while retaining our listing on the European Association of Securities Dealers Automated Quotation Market.

In July and August 2000, we received approximately $9,100,000 in net proceeds through private equity financings under which we sold 1,715,679 shares of our Common Stock at $5.90 per share and warrants to purchase 762,712 shares of Common Stock at an exercise price of $5.90 per share, subject to certain anti-dilution adjustments (see Note 15). The warrants expire on August 21, 2001.

                        ORTHOVITA, INC. AND SUBSIDIARIES

On June 25, 1998, we completed the Initial Public Offering (the "Offering") of our Common Shares on the Brussels-based EASDAQ stock exchange. The Offering raised net proceeds of approximately $13,800,000 from the sale of 1,500,000 shares of Common Stock at $10.50 per share. In July 1998, in connection with the Offering, we sold 300,000 additional shares of Common Stock at $10.50 per share as the underwriters exercised their over-allotment option, raising net proceeds of approximately $2,900,000. In connection with the Offering, all convertible Preferred Stock then outstanding was converted to Common Stock.

In June 1998, in connection with a series of collaboration agreements that we entered into with Howmedica, Inc., we sold 370,392 shares of Common Stock to Howmedica, Inc., for $3,500,000. Subsequently, during August 2000, the collaboration agreements were cancelled by mutual agreement.

Equity Compensation Plan

We have an Equity Compensation Plan that provides for incentive and nonqualified stock options, restricted stock awards and other equity incentives to be granted to key employees, consultants and advisors.

Stock Options

Options are granted with exercise prices equal to or greater than the fair market value of the common stock on the date of grant. Generally, incentive stock options become exercisable in equal installments over a four-year period and nonqualified stock options to non-employee consultants are issued fully vested. The options remain exercisable for a maximum period of ten years. As of December 31, 2000, there were 163,781 options available for grant under the plan and 923,875 exercisable options outstanding with a weighted average exercise price of $3.55 per share. For all outstanding options, the weighted average exercise price per share is $4.70 with a weighted average remaining contractual life of approximately eight and one-quarter years. Summary stock option information is as follows:

                                                     Exercise      Aggregate
                                       Number      Price Range  Exercise Price
                                    -----------   ------------  --------------
Outstanding, December 31, 1997 ....   1,079,144   $ 1.00- 4.25  $ 3,549,687
  Granted .........................     232,050   4.25-11.63      1,130,423
  Exercised .......................    (227,000)  1.00- 4.25       (651,500)
  Canceled ........................    (101,400)  1.00- 4.25       (404,950)
                                    -----------   ------------  -----------
Outstanding, December 31, 1998 ....     982,794   1.00-11.63      3,623,660
  Granted .........................     739,850   4.35- 6.60      3,869,778
  Exercised .......................    (101,472)  2.75- 4.25       (332,830)
  Canceled ........................     (33,950)  4.25- 4.75       (147,888)
                                    -----------   ------------  -----------
Outstanding, December 31, 1999 ....   1,587,222   1.00-11.63      7,012,720
  Granted .........................     421,100   4.13- 7.95      2,220,783
  Exercised .......................    (220,547)  1.00- 4.25       (763,031)
  Canceled ........................     (28,325)  4.25- 11.12      (195,916)
                                    -----------   ------------  -----------
Outstanding, December 31, 2000 ....   1,759,450   $ 1.00-11.63  $ 8,274,556
                                    ===========   ============  ===========

                        ORTHOVITA, INC. AND SUBSIDIARIES

We apply Accounting Principal Board Opinion No. 25, ''Accounting for Stock Issued to Employees,'' ("APB 25") and the related interpretations in accounting for our stock option plans. Under APB 25, compensation cost related to stock options is computed based on the intrinsic value of the stock option at the date of grant, reflected by the difference between the exercise price and the fair value of our Common Stock. Under SFAS No. 123, ''Accounting for Stock-Based Compensation,'' compensation cost related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. SFAS No. 123 can be applied either by recording the Black-Scholes model value of the options or by continuing to record the APB 25 value and by disclosing SFAS No. 123. We have applied the pro forma disclosure requirement of SFAS No. 123, ''Accounting for Stock-Based Compensation''. Had compensation cost for our common stock option plans been determined under SFAS No. 123, our net loss and net loss per common share would have been adjusted as follows:

                                                                         Year Ended December 31
                                                                    2000                1999               1998
                                                             -----------         -----------         ----------
Net loss applicable to common shareholders:
  As reported  ..........................................    $11,335,349         $ 9,496,594         $6,092,001
  Pro forma  ............................................     11,936,979          11,508,328          6,677,576
Net loss per common share, basic and diluted:
  As reported ...........................................    $      (.92)        $      (.83)        $     (.73)
  Pro forma .............................................           (.97)              (1.01)              (.80)

The weighted average fair value of the options granted during 2000, 1999 and 1998 is estimated as $1.98, $2.87 and $2.64 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, volatility of 50%, risk-free interest rate of 5.0%, 6.4% and 5.0% during 2000, 1999 and 1998, respectively, and an expected life of six years. The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases.

Restricted Stock Award

During 2000, a restricted stock award was made to an employee under which an award for 45,000 shares, then valued at $270,325, was granted. As of December 31, 2000, 28,750 shares of Common Stock were vested and the remaining 16,250 shares of Common Stock will vest in December 2001.

Employee Stock Purchase Plan

In November 1998, an Employee Stock Purchase Plan (the ''ESPP'') was established to provide eligible employees an opportunity to purchase our Common Stock. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase Common Stock. The per share purchase price is the 85% of the lower closing price on the first or last trading day of each calender quarter. The amount that may be offered pursuant to the ESPP is 300,000 shares of our Common Stock. There were 9,070 and 2,732 shares purchased under the ESPP during 2000 and 1999, respectively. No shares were purchased under the ESPP in 1998.

Common Stock Purchase Warrants

During August 2000, in connection with a private equity offering, we issued warrants to purchase 828,271 shares of Common Stock at an exercise price of $5.90 per share subject to certain anti-dilution adjustments (see Note 15).

                        ORTHOVITA, INC. AND SUBSIDIARIES

Summary Common Stock warrant information as of December 31, 2000 is as follows:

                                            Number of Warrant
Year of Expiration                          Shares Outstanding          Exercise Price Range
- ------------------                          ------------------          --------------------
2001                                            1,125,000  (1)            $        4.00  (1)
2002                                              547,010                 $        4.25
2003                                               26,583                 $4.25 - $9.73
2004                                               10,067                 $        5.96
2005                                               63,559                 $        5.90
                                             ------------                 -------------
    Total                                       1,772,219                 $4.00 - $9.73
                                             ============                 =============

(1)  As adjusted during 2001 (see Note 15).

10. REVENUES:

We initiated European sales of VITOSS in October 2000 following receipt of its CE Certification allowing its sale in all of the countries of the European Union. During the year ended December 31, 2000, we recognized approximately $208,000 in VITOSS product sales.

On April 29, 1998, we entered into a Global Distribution Agreement with 3i, whereby 3i obtained the exclusive worldwide marketing, sales and distribution rights for our BIOGRAN product for dental surgical applications. The arrangement provided for 3i to pay us 50% of their BIOGRAN average selling price through December 31, 1998 and 45% for the year 1999. On March 22, 2000, we sold our BIOGRAN dental grafting product line to 3i for $3,900,000 and received proceeds of $3,500,000 with an additional $400,000 held in an escrow account until March 23, 2001. The $400,000 escrow amount has been reflected as a deferred gain and restricted cash on the accompanying balance sheets as of December 31, 2000 and will be recorded as a gain when received. BIOGRAN product sales of approximately $533,000 were realized during 2000 prior to the sale of the product line in March 2000.

11. INCOME TAXES:

We account for income taxes in accordance with SFAS No. 109, ''Accounting for Income Taxes.'' SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns.

The components of income taxes are as follows:

                                                                     Year Ended December 31
                                                                     ----------------------
                                                             2000                 1999                 1998
                                                             ----                 ----                 ----
Current  .......................................         $        --          $        --          $        --
Deferred  ......................................          (1,583,490)          (2,116,201)          (2,015,603)
                                                         -----------          -----------          -----------
                                                          (1,583,490)          (2,116,201)          (2,015,603)
Valuation allowance  .                                     1,583,490            2,116,201            2,015,603
                                                         -----------          -----------          -----------
                                                         $        --          $        --          $        --
                                                         ===========          ===========          ===========

The difference between our federal statutory income tax rate and our effective income tax rate is primarily due to state income taxes and the valuation allowance.

                        ORTHOVITA, INC. AND SUBSIDIARIES

Components of our deferred tax asset as of December 31, 2000 and 1999 are as follows:

                                                                       December 31
                                                                   2000           1999
                                                                   ----           ----
Deferred tax assets:
     Net operating loss carryforwards ....................    $  9,288,321   $  8,121,626
     Accrued expenses not currently deductible ...........         981,904        294,217
     Research, patent and organizational costs capitalized
       for tax purposes ..................................       5,614,886      3,638,336
                                                              ------------   ------------
                                                                15,885,111     12,054,179
Valuation allowance ......................................     (15,885,111)   (12,054,179)
                                                              ------------   ------------
Net deferred tax asset ...................................    $         --   $         --
                                                              ============   ============

SFAS No. 109 requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance against the asset. A valuation allowance has been established against all of our deferred tax assets since the realization of the deferred tax asset is not assured given our history of operating losses. The deferred tax asset includes the cumulative temporary difference related to certain research, patent and organizational costs, which have been charged to expense in the accompanying Statements of Operations but have been recorded as assets for federal tax return purposes. These tax assets are amortized over periods generally ranging from 5 to 20 years for federal tax purposes.

As of December 31, 2000, we had $27,053,884 of federal net operating loss carryforwards, which begin to expire in 2008. Our annual utilization of net operating loss carryforwards will be limited pursuant to the Tax Reform Act of 1986, since a cumulative change in ownership over a three-year period of more than 50% occurred as a result of the cumulative issuance of our common stock and common stock equivalents. We believe, however, that such limitation may not have a material impact on the ultimate utilization of our carryforwards.

The federal net operating loss carryforwards are scheduled to expire approximately as follows:

               2008  ......................................  $      7,729
               2009  ......................................       490,568
               2010  ......................................     2,976,405
               2011  ......................................     4,342,295
               2012  ......................................     4,574,051
               2013  ......................................     4,219,188
               2014  ......................................     5,874,561
               2015  ......................................     4,569,087
                                                              -----------
                                                              $27,053,884
                                                              ===========

                        ORTHOVITA, INC. AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease office space and equipment under noncancelable operating leases. For the years ended December 31, 2000, 1999 and 1998, lease expense was $321,039, $304,732, $212,948, respectively. At December 31, 2000, future minimum rental payments under operating leases are as follows:

               2001 .................................     $  303,519
               2002 .................................        325,994
               2003 .................................        330,275
               2004 .................................        325,047
               2005 .................................        355,055
               2006 and thereafter...................        433,293
                                                          ----------
                                                          $2,073,183
                                                          ==========
Foreign Exchange Contract

Operating expenses for our European branch are primarily funded by Orthovita in the U.S. In order to minimize negative fluctuations between the US dollar and the Euro foreign exchange rate, we entered into a foreign exchange contract which specifies that we will pay $300,000 on each of the following dates to receive the following fixed number of Euros:

Contract Date                             US $ Amount Paid           Euros Received            Exchange Rate
- -------------                             ----------------           --------------            -------------
February 9, 2001                          $  300,000                346,921 Euros                      .86475
May 9, 2001                                  300,000                345,682 Euros                      .86785
August 9, 2001                               300,000                344,511 Euros                      .87080
November 9, 2001                             300,000                343,367 Euros                      .87370
                                          ----------                ---------------                    ------
   Total                                  $1,200,000                1,380,481 Euros                    .86926
                                          ==========                ===============                    ======

Exchange Rate at December 31, 2000                                                                     .93050
                                                                                                       ======

13. LITIGATION AND PROCEEDINGS:

In July 1992, we obtained a license from FBFC International, a Belgian company, that allowed us to manufacture and sell our BIOGRAN dental grafting product. We sold the rights to sell BIOGRAN to 3i in 2000. In 1994, U.S. Biomaterials Corporation filed with the U.S. Patent and Trademark Office ("PTO") a Request for Reexamination of the U.S. patent held by FBFC for BIOGRAN, of which we had been the exclusive licensee. The PTO confirmed the patentability of all claims of the FBFC patent without amendment. However, U.S. Biomaterials Corporation instituted a nullification proceeding against the European counterpart to FBFC's U.S. patent. The opposition division of the European Patent Office tentatively decided in FBFC's favor, but the matter is still proceeding under an appeal. In connection with the BIOGRAN sale to 3i, 3i has assumed control of this matter and we have agreed to reimburse 3i for the associated legal costs and to provide them with certain indemnification with respect to the matter. We do not believe there are any material liabilities with respect to the indemnification for this matter.

                        ORTHOVITA, INC. AND SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                 FOR THE THREE MONTHS ENDED
2000:                                    March 31              JUNE 30             SEPTEMBER 30           DECEMBER 31
- -----                                    --------              -------             ------------           -----------
Revenues                                     $  532,967           $       ---           $       ---           $   207,693
Gross profit                                    368,926                   ---                   ---               201,693
Total operating expenses                      3,180,874             3,682,386             3,612,354             4,715,548
Net gain on sale of product line              3,070,921                   ---                   ---                   ---
Net income (loss)                               305,162            (3,635,124)           (3,528,050)           (4,477,337)

Net income (loss) per common
 share, basic and diluted                    $      .03           $      (.31)          $      (.28)          $      (.36)



                                                                  FOR THE THREE MONTHS ENDED
1999:                                    March 31                JUNE 30             SEPTEMBER 30          DECEMBER 31
- -----                                    --------                -------             ------------          -----------

Revenues                                    $   562,532            $   206,907           $     5,410           $   279,271
Gross profit                                    428,339                138,410                 4,104               158,677
Total operating expenses                      2,333,433              2,358,634             2,758,343             3,304,907
Net loss                                     (1,704,772)            (2,092,511)           (2,645,672)           (3,053,639)

Net loss per common share, basic
 and diluted                                $      (.15)           $      (.18)          $      (.23)          $      (.27)


15. SUBSEQUENT EVENTS:

During March 2001, we sold 1,975,000 shares of our Common Stock at $4.00 per share in a private equity financing raising gross proceeds of $7,900,000 and net proceeds of $7,500,000. These securities have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We have agreed to file a registration statement for these shares with the U.S. Securities and Exchange Commission. In connection with the financing, additional warrants to purchase a total of 59,250 shares of Common Stock at an exercise price of $4.00 per share were issued to consultants as a placement cost.

During January 2001, we completed a private placement for 566,894 shares of our Common Stock and warrants to purchase 566,894 shares of Common Stock at an exercise price of $4.41 per share. The gross proceeds of $2,500,000 will be used for working capital purposes. The net proceeds were $2,400,000. We sold the securities to the Rennes Fondation which beneficially owns 16.3% of our Common Stock as of March 26, 2001. We have agreed to file a registration statement for the resale of these shares with the U.S. Securities and Exchange Commission.

                        ORTHOVITA, INC. AND SUBSIDIARIES

Pursuant to the terms of issuance of the warrants sold in a private equity financing transaction in August 2000 (see Note 9) and as a result of the 2001 financing transaction described above, the number of shares of Common Stock issued upon exercise of warrants and the exercise price were adjusted to 1,125,000 shares and an exercise price of $4.00 per share. In addition, the investor in the August 2000 private placement is now entitled to purchase an additional 206,830 shares of our Common Stock at a par value of $.01.

During March 2001, we received regulatory clearance in Australia to sell CORTOSS Synthetic Cortical Bone Void Filler to augment orthopaedic screws that have failed to hold in bone.