Form 10-Q
period 2001-03-31
ORTHOVITA INC
filed 2001-05-15
CIK 913756

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                             --------------------


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934                  For the Quarterly Period Ended March 31, 2001.

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934    For the Transition Period from _______ to ________.


Commission File Number      0-24517    .
                      -----------------

                                ORTHOVITA, INC.
                             --------------------
            (Exact Name of Registrant as Specified in its Charter)


          Pennsylvania                                 23-2694857
-----------------------------------     ---------------------------------------
  (State Other Jurisdiction of          (I.R.S. Employer Identification Number)
  Incorporation or Organization)


  45 Great Valley Parkway, Malvern, PA                         19355
----------------------------------------        -------------------------------
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, Including Area Code         (610) 640-1775


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

                              Yes __X___  No ____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                             Outstanding as of March 31, 2001
----------------------------                 --------------------------------
Common Stock, par value $.01                          15,988,985 Shares


This Report Includes a Total of 21 Pages

                       ORTHOVITA, INC. AND SUBSIDIARIES

                                     INDEX

PART I -
FINANCIAL                                                                                 Page
INFORMATION                                                                               Number
            Item 1.    Financial Statements
                       Consolidated Balance Sheets -
                       March 31, 2001 and December 31, 2000                        3

                       Consolidated Statements of Operations -
                       Three months ended March 31, 2001 and 2000                  4

                       Consolidated Statements of Cash Flows -
                       Three months ended March 31, 2001 and 2000                  5

                       Notes to Consolidated Financial Statements             6 - 10

            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         11 - 19


            Item 3.    Quantitative and Qualitative Disclosures About
                       Market Risk                                                19


PART II -
OTHER
INFORMATION
            Item 2.    Changes in Securities and Use of Proceeds                  20

            Item 6.    Exhibits and Reports on Form 8-K                           20

                       Signatures                                                 21

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        ORTHOVITA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          March 31, 2001             December 31, 2000
                                                                    ---------------------------  -------------------------
ASSETS                                                                                    (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents (Notes 2, 4 and 8)                                     $ 10,373,121               $  3,614,626
 Short-term investments  (Notes 2, 4 and 8)                                            200,387                    200,366
 Restricted cash  (Note 6)                                                                 ---                    400,000
 Accounts receivable                                                                   229,209                     80,050
 Inventories (Note 3)                                                                  674,882                    182,399
 Other current assets                                                                   22,850                     21,721
                                                                                  ------------               ------------
    Total current assets                                                            11,500,449                  4,499,162
                                                                                  ------------               ------------
PROPERTY AND EQUIPMENT, net                                                          5,744,034                  5,321,228
                                                                                  ------------               ------------
OTHER ASSETS (Note 4)                                                                  368,002                    367,977
                                                                                  ------------               ------------
                                                                                  $ 17,612,485               $ 10,188,367
                                                                                  ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term bank borrowings (Note 4)                                              $  1,440,000               $        ---
 Current portion of bank term loan (Note 4)                                            108,696
 Current portion of long-term capital lease obligations                                649,079                    654,063
 Accounts payable                                                                    1,385,111                  1,156,533
 Deferred gain  (Note 6)                                                                   ---                    400,000
 Accrued compensation and related expenses                                             367,127                    734,820
 Other accrued expenses                                                              1,056,257                    805,911
                                                                                  ------------               ------------
    Total current liabilities                                                        5,006,270                  3,751,327
                                                                                  ------------               ------------
LONG-TERM LIABILITIES:
  Capital lease obligations                                                            629,072                    807,425
  Bank term loan (Note 4)                                                              391,304                    500,000
                                                                                  ------------               ------------
  Total long-term liabilities                                                        1,020,376                  1,307,425
                                                                                  ------------               ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Notes 5 and 8):
 Preferred Stock, $.01 par value, 20,000,000 shares authorized,
  no shares issued and outstanding                                                         ---                        ---

 Common Stock, $.01 par value, 50,000,000 shares authorized,
  15,988,985 and 13,426,988 shares issued
   and outstanding                                                                     159,890                    134,270
 Additional paid-in capital                                                         62,671,798                 52,929,538
 Deferred compensation                                                                 (73,125)                   (97,500)
 Accumulated deficit                                                               (51,099,900)               (47,809,103)
 Accumulated other comprehensive loss                                                  (72,824)                   (27,590)
                                                                                  ------------               ------------
    Total shareholders' equity                                                      11,585,839                  5,129,615
                                                                                  ------------               ------------
                                                                                  $ 17,612,485               $ 10,188,367
                                                                                  ============               ============

       The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three Months Ended
                                                                                    March 31
                                                                          2001                     2000
                                                                      -----------              -----------
                                                                                   (Unaudited)
REVENUES  (Note 6):
  VITOSS/TM/                                                          $   226,406              $        --
  BIOGRAN(R)                                                                   --                  532,967
                                                                      -----------              -----------
  Total revenues                                                          226,406                  532,967
COST OF SALES (Note 3)                                                     19,400                  164,041
                                                                      -----------              -----------
   Gross profit                                                           207,006                  368,926
                                                                      -----------              -----------

OPERATING EXPENSES:
  General and administrative                                              909,033                  966,589
  Selling and marketing                                                 1,171,308                  828,751
  Research and development                                              1,821,394                1,385,534
                                                                      -----------              -----------
   Total operating expenses                                             3,901,735                3,180,874
                                                                      -----------              -----------
     Operating loss                                                    (3,694,729)              (2,811,948)

INTEREST EXPENSE                                                          (36,561)                 (38,709)
INTEREST INCOME                                                            65,493                   84,898
                                                                      -----------              -----------

Loss before extraordinary item                                         (3,665,797)              (2,765,759)

NET GAIN ON SALE OF PRODUCT LINE (Note 6)                                 375,000                3,070,921
                                                                      -----------              -----------
NET (LOSS) INCOME                                                     $(3,290,797)             $   305,162
                                                                      ===========              ===========
NET (LOSS) INCOME PER COMMON SHARE, BASIC:                            $      (.26)             $      (.24)
                                                                      ===========              ===========

   Before extraordinary Item                                          $       .03              $       .27
                                                                      ===========              ===========
   Extraordinary item                                                 $      (.23)             $       .03
                                                                      ===========              ===========
NET (LOSS) INCOME PER COMMON SHARE, DILUTED:                          $      (.26)             $      (.22)
                                                                      ===========              ===========
     Before extraordinary Item                                        $       .03              $       .25
                                                                      ===========              ===========
     Extraordinary item                                               $      (.23)             $       .03
                                                                      ===========              ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 1):

   BASIC                                                               14,175,731               11,389,434
                                                                      ===========              ===========

   DILUTED                                                             14,175,731               12,075,335
                                                                      ===========              ===========



        The accompanying notes are an integral part of these statements.

                                           ORTHOVITA, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Three Months Ended
                                                                                                    March 31
                                                                                         2001                 2000
                                                                                     -----------          -----------
                                                                                                (Unaudited)
OPERATING ACTIVITIES:
Net (loss) income                                                                    $(3,290,797)         $   305,162
Adjustments to reconcile net (loss) income to net cash used in operating activities -
  Depreciation and amortization                                                          323,396              165,195
  Amortization of deferred compensation                                                   24,375                  ---
  Services provided for Common Stock options and warrants                                 25,622              195,501
  Loss on disposal of property and equipment                                              12,692                  ---
  Net gain on sale of product line                                                      (375,000)          (3,070,921)
  (Increase) decrease in -
    Accounts receivable                                                                 (149,159)                 ---
    Inventories                                                                         (492,483)                 ---
    Other current assets                                                                  (1,129)            (136,384)
    Other assets                                                                             (25)              (5,899)
  Increase (decrease) in -
    Accounts payable                                                                     228,578             (443,144)
    Accrued compensation and related expenses                                           (367,693)            (157,818)
    Other accrued expenses                                                               250,347             (190,813)
                                                                                     -----------          -----------

        Net cash used in operating activities                                         (3,811,276)          (3,339,121)
                                                                                     -----------          -----------

INVESTING ACTIVITIES:
  Proceeds from sale of investments                                                          ---            3,053,183
  Proceeds from sale of product line                                                         ---            3,900,000
  Decrease (increase) in restricted cash                                                 375,000             (400,000)
  Purchase of property and equipment                                                    (758,895)            (306,087)
                                                                                     -----------          -----------

     Net cash (used in) provided by investing activities                                (383,895)           6,247,096
                                                                                     -----------          -----------

FINANCING ACTIVITIES:
  Proceeds from short term bank borrowings                                             1,440,000            2,000,000
  Repayments of short term bank borrowings                                                   ---           (2,000,000)
  Repayments of capital lease obligations                                               (183,337)            (138,534)
  Net proceeds from sale of Common Stock and warrants                                  9,702,500                  ---
  Proceeds from exercise of Common Stock options and warrants and
   Common Stock purchased under the Employee Stock Purchase Plan                          39,758              718,568
                                                                                     -----------          -----------
        Net cash provided by financing activities                                     10,998,921              580,034
                                                                                     -----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                                         (45,255)                 ---
                                                                                     -----------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              6,758,495            3,488,009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         3,614,626            2,487,343
                                                                                     -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $10,373,121          $ 5,975,352
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

                        ORTHOVITA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company:

Orthovita, Inc. ("Orthovita" or the "Company"), a Pennsylvania corporation, began operations in November 1993. Orthovita is a biomaterials company with proprietary technologies applied to the development of novel products for use in orthopaedics. Our focus is on developing products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. Our efforts to-date have resulted in the development of three products, VITOSS/TM/ Synthetic Cancellous Bone Void Filler, CORTOSS/TM/ Synthetic Cortical Bone Void Filler and RHAKOSS/TM/ Synthetic Bone Implants.

We initiated European sales of VITOSS in October 2000 following receipt of its CE Certification allowing its sale in all of the countries of the European Union. In December 2000, the U.S. Food and Drug Administration (the "FDA") granted 510(k) marketing clearance for VITOSS, and we began selling VITOSS in the U.S. during March 2001. In addition, during the first quarter of 2001, we received regulatory clearance to sell VITOSS and CORTOSS in Australia.

Our operations are subject to certain risks including but not limited to the need to successfully commercialize VITOSS and to develop, obtain regulatory approval for, and commercialize CORTOSS and RHAKOSS, and our need for additional capital. We have incurred losses each year since our inception in 1993 and we expect to continue to incur losses for at least the next several years. As of March 31, 2001, we had an accumulated deficit of $51,099,900. Our products under development may never be commercialized or if commercialized, may never generate substantial revenue.

We believe our existing cash and short-term investments as of March 31, 2001 of $10,573,508, along with approximately $3,800,000 in net proceeds raised in equity financings during April 2001, will be sufficient to meet our currently estimated operating and investing requirements into 2002. However, we will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. These financing activities could result in substantial dilution to the holders of Common Stock. In addition, any such required financing may not be available on satisfactory terms, if at all. Although we have no present commitments or understandings, we may seek to expand our operations and product line via acquisitions or joint ventures and any such acquisitions or joint ventures may increase our capital requirements.

Basis of Presentation

Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of financial statements requires that we make assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission , which includes financial statements as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Reclassifications

We have reclassified certain amounts in prior period's financial statements to conform to the presentation for the current period.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly owned subsidiaries. We have eliminated all intercompany balances in consolidation.

Net Income (Loss) Per Common Share

We have presented per share data pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic per share data excludes potentially dilutive securities and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted per share data is generally computed assuming the conversion or exercise of all dilutive securities such as Common Stock options and warrants; however, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2001 because they were anti-dilutive. For the three months ended March 31, 2000, using the treasury stock method, 685,901 net shares from the exercise of Common Stock options and warrants were included in our computation of diluted net income per common share.

Revenue Recognition

We sell VITOSS to stocking distributors in Europe and Australia and directly to hospitals through commissioned sales agents in the U.S. In Europe and Australia, revenue is recognized upon the shipment of the product to the distributor, net of applicable provisions for discounts and allowances. We do not allow product to be returned from our distributors. In the U.S., revenue is recognized when the product is sold to the end user hospital.

2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in a separate component of shareholders' equity. As further discussed in Note 4, our debt covenants require us to maintain a minimum level of aggregate cash, cash equivalents and investments.

As of March 31, 2001, cash, cash equivalents and short-term investments consisted of the following:

                                                         Gross              Gross                Fair
                                                      Unrealized         Unrealized             Market
                                  Original Cost          Gains             Losses               Value
                                 ----------------     -----------       ------------         -----------

Cash and cash equivalents             $10,373,121            $---               $---         $10,373,121
Short-term investments                    199,886             501                ---             200,387
                                      -----------            ----               ----         -----------
                                      $10,573,007            $501               $---         $10,573,508
                                      ===========            ====               ====         ===========

3.    INVENTORIES:

Inventories are stated at the lower of cost or market on a first-in, first-out basis. As of March 31, 2001 and December 31, 2000, inventories consisted of the following:

                                                    March 31, 2001           December 31, 2000
                                               ------------------------  -------------------------
Raw materials   .........................                      $ 43,179                   $  2,042
Work-in-process  ........................                       432,272                    180,357
Finished goods  .........................                       199,431                         --
                                                               --------                   --------
                                                               $674,882                   $182,399
                                                               ========                   ========

All of the VITOSS product sold during 2000 and to-date in 2001 was produced prior to the receipt of the applicable regulatory approval. In accordance with SFAS No. 2 "Accounting for Research and Development Costs," the costs of that material were recorded in research and development expense when produced and, accordingly, are not reflected in cost of sales when later sold. All product available for sale as of March 31, 2001 was produced subsequent to receipt of regulatory approval, with related production costs reflected in inventory and will be included in cost of sales upon sale in future periods.

4.   BORROWINGS:

We have a bank credit arrangement for a $1,500,000 line of credit and a $500,000 capital expenditure term note ("Term Note"). The line of credit expires on June 30, 2001, prior to which we intend to negotiate with the bank for renewal of the line of credit facility. As of March 31, 2001, $1,440,000 was outstanding under the line of credit which was repaid during April 2001. As of December 31, 2000, no amounts were outstanding under the line of credit. The Term Note and line of credit bear interest at an annual rate of the prime rate plus 1.0%. Principal on the Term Note is due in 23 equal installments beginning November 1, 2001. Both the line of credit and Term Note are secured by our general assets and a $250,000 bank certificate of deposit which is included in Other Assets as of March 31, 2001 and December 31, 2000. The line of credit and Term Note require us to maintain a minimum aggregate level of cash and investments of $3,000,000 and minimum working capital of $3,000,000.

5.  SHAREHOLDERS' EQUITY:

Common Stock (See Note 8)

During March 2001, we sold 1,975,000 shares of our Common Stock at $4.00 per share in a private equity financing raising net proceeds of $7,290,000. In connection with the financing, warrants to purchase a total of 59,250 shares of Common Stock at an exercise price of $4.00 per share were issued to our placement agent.

In addition, during January 2001, we sold 566,894 shares of our Common Stock and warrants to purchase 566,894 shares of Common Stock at an exercise price of $4.41 per share, raising net proceeds of $2,412,500.

Stock Options

During the three months ended March 31, 2001, stock options to purchase 13,350 shares of Common Stock were exercised for proceeds of $18,175. Additionally, during the three months ended March 31, 2001, we issued stock options for the purchase of 10,500 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $25,622.

Employee Stock Purchase Plan

During the three months ended March 31, 2001, 6,753 shares of Common Stock were purchased by the Employee Stock Purchase Plan for proceeds of $21,583.

Common Stock Purchase Warrants

During January 2001, in connection with the private equity offering described above, we issued warrants to purchase 566,894 shares of Common Stock at an exercise price of $4.41 per share. These warrants were exercisable when issued and expire in January 2003.

In addition, pursuant to the anti-dilution terms of warrants sold in a private equity financing transaction in August 2000, and as a result of the January and March 2001 financing transactions described above, the number of shares of Common Stock issuable upon the exercise of the warrants increased from 762,712 to 1,125,000 shares, and the exercise price was adjusted from $5.90 per share to $4.00 per share. The January and March 2001 financing transactions described above also gave the investor in the August 2000 private placement the right to purchase an additional 206,830 shares of our Common Stock at a per share price of $.01 under dilution provisions contained in a subscription agreement dated as of August 22, 2000.

6.  REVENUE:

We initiated sales of VITOSS in Europe and the United States in October 2000 and March 2001, respectively.

On March 22, 2000, we sold all rights to our BIOGRAN dental grafting product line to Implant Innovations, Inc. ("3i") for $3,900,000 and received proceeds of $3,500,000 with an additional $400,000 held in an escrow account until March 2001. The $400,000 escrow amount was reflected as a deferred gain and restricted cash as of December 31, 2000. A gain of $375,000 was recorded in March 2001 when that portion of the escrow account was released. The remaining $25,000 is to be applied to certain patent related costs expected to be incurred in the future. BIOGRAN product sales of $532,967 were realized during the first three months of 2000 prior to the sale of the product line.

7.  COMMITMENTS AND CONTINGENCIES:

Foreign Exchange Contract

Operating expenses for our European branch are primarily funded by Orthovita in the U.S. In order to minimize fluctuations between the US dollar and the Euro foreign exchange rate, we entered into a foreign exchange contract which specifies that we will pay $300,000 on each of the following dates to receive the following fixed number of Euros:

Contract Date                         US $ Amount Paid         Euros Received          Exchange Rate
---------------------------------  ----------------------  ----------------------  ----------------------
May 9, 2001                                       300,000  345,682 Euros                           .86785
August 9, 2001                                    300,000  344,511 Euros                           .87080
November 9, 2001                                  300,000  343,367 Euros                           .87370
                                                 --------  ----------------------                  ------
   Total                                         $900,000  1,033,560 Euros                         .87078
                                                 ========  ======================                  ======

Exchange Rate at March 31, 2001                                                                    .87000
                                                                                                   ======

8.  SUBSEQUENT EVENTS

During April 2001, we entered into a Development and Distribution Agreement with Japan Medical Dynamic Marketing, Inc. ("MDM"), a Japanese orthopaedic company, for the regulatory clearance, distribution, selling and marketing of VITOSS in Japan. In connection with this arrangement, we sold 189,394 shares of Common Stock at $5.28 per share to MDM raising net proceeds of $1,000,000.

Additionally, during April 2001, we sold 740,000 shares of our Common Stock at $4.00 per share in a private equity financing raising net proceeds of approximately $2,800,000. In connection with this equity financing, we issued warrants to purchase 22,200 shares of our Common Stock at $4.00 per share as a placement agent fee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Various statements made in this report on Form 10-Q and in our other reports and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, information about the following:

        .    costs relating to the development of products;
        .    the potential timing of obtaining regulatory approval for our products;
        .    market size estimates;
        .    healthcare reimbursement for procedures using our products;
        .    potential sales levels;
        .    sufficiency of available resources to fund operations; and
        .    anticipated losses.

When used in this report on Form 10-Q, the words "may," "will," "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, but are not the exclusive expressions of forward-looking statements. Readers are cautioned that such forward-looking statements are only predictions and, because forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results and financial position to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to:

        .    difficulties in obtaining or maintaining regulatory approval for our products;
        .    lack of market acceptance by surgeons for our products;
        .    limited clinical data to support product effectiveness;
        .    difficulties in obtaining adequate third party reimbursement;
        .    difficulties in maintaining an effective sales and distribution network;
        .    difficulties in maintaining commercial scale manufacturing capacity and capability;
        .    lack of financial resources to adequately support operations;
        .    unanticipated cash requirements to support operations;
        .    inability to attract qualified personnel to market and train surgeons on the use of our products;
        .    increased competition;
        .    technological changes;

        .    enactment of new legislation or administrative regulation;
        .    application to our business of court decisions and regulatory interpretations;
        .    intellectual property infringement claims by others;
        .    loss of key personnel;
        .    claims that exceed our insurance coverage; and
        .    imposition of penalties for failure to comply with regulatory guidelines.

Factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements are addressed in the Certain Risks Related to Our Business section of this report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Furthermore, we undertake no obligation to publicly update any forward-looking statements.

Overview

Orthovita is a biomaterials company with proprietary technologies applied to the development of novel products for use in orthopaedics. Our focus is on developing products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. Our efforts to-date have resulted in the development of three products, VITOSS/TM/ Synthetic Cancellous Bone Void Filler, CORTOSS/TM/ Synthetic Cortical Bone Void Filler and RHAKOSS/TM/ Synthetic Bone Implants. VITOSS is a resorbable calcium phosphate scaffold used as a bone graft in trauma and spinal fusion procedures. CORTOSS is under development as a high-strength, bone-bonding, self-setting composite engineered specifically to mimic the strength characteristics of human cortical bone. We are pursuing clinical studies for multiple indications of CORTOSS, including the augmentation of screws used in a variety of orthopaedic procedures and vertebral fractures. RHAKOSS is under development as a high-strength, bone-bone bonding preformed composite interbody fusion implant. RHAKOSS is designed to mimic the strength and flexibility characteristics of bone and is being designed to address the needs of the vertebral interbody fusion and spinal reconstruction markets.

We initiated European sales of VITOSS in October 2000 following receipt of its CE Certification allowing its sale in all of the countries of the European Union. In December 2000, the U.S. Food and Drug Administration granted 510(k) marketing clearance for VITOSS and we began selling the product in the U.S. in March 2001. In March 2001, we received regulatory clearance to sell VITOSS and CORTOSS in Australia. We have built a network of independent stocking distributors in Europe and Australia and commissioned sales agencies in the U.S. in order to market VITOSS and may utilize this network for CORTOSS, if CORTOSS receives regulatory approval in countries in addition to Australia. In April 2001, we entered into a development and distribution agreement with a Japanese orthopaedic company to apply for regulatory clearance to market VITOSS in Japan and, if the clearance is obtained, the Japanese entity will distribute, sell and market VITOSS in Japan.

Certain Risks Related to Our Business

As further described above, our performance and financial results are subject to risks and uncertainties including the following specific risks.

Our product sales and results of operations may fluctuate due to a number of factors.

VITOSS is currently our only product which has received regulatory clearance for sale. We began selling VITOSS in Europe in the fourth quarter of 2000 and began selling VITOSS in the U.S. late in the first quarter of 2001. Future levels of VITOSS product sales are difficult to predict at this early stage of the product launch process and VITOSS sales to-date may not be indicative of future sales levels. VITOSS sales levels in Europe may fluctuate due to the timing of any distributor orders and may fluctuate in the U.S. due to the timing of orders from hospitals. Our results of operations may fluctuate significantly in the future as a result of sales levels and a number of other factors, many of which are outside of our control. These other factors include, but are not limited to, the timing of governmental approvals, unanticipated events associated with clinical and preclinical trials, the medical community's acceptance of our products, the success of competitive products, expenses associated with development and protection of intellectual property matters, and the timing of expenses related to further development of new products. The results of our operations may fluctuate significantly from quarter to quarter and may not meet expectations of securities analysts and investors.

We have a history of operating losses and we will need additional funds that may not be available in the future.

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our Common Stock. We expect to continue to use cash and investments to fund operating and investing activities. We plan to continue to spend substantial funds for preclinical studies and clinical trials in support of regulatory approvals, research and development, and the further development of marketing product literature and sales activities. We believe our existing cash and short-term investments as of March 31, 2001 of $10,573,508, along with approximately $3,800,000 in net proceeds raised in equity financings during April 2001 will be sufficient to meet our currently estimated operating and investing requirements into 2002. However, we do not expect sales to generate cash flow in excess of operating expenses for at least the next several years if at all, and we will need to obtain additional funds prior to exhausting our current cash and short-term investments through equity or debt financings, strategic alliances with third parties or from other sources. These financing activities could result in substantial dilution to the holders of Common Stock or significant financial or operational restrictions to us. In addition, any such required financing may not be available on satisfactory terms, if at all. Our future capital requirements will depend upon numerous factors, including the extent to which unforeseen clinical, regulatory, manufacturing or sales and marketing difficulties arise, the rate at which our products gain market acceptance, the acquisition and defense of intellectual property rights, the development of strategic alliances for the marketing of certain of our products, and other competitive developments. In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product line via acquisitions or joint ventures. Any such acquisitions or joint ventures may increase our capital requirements.

We have incurred substantial operating losses since our inception and, as of March 31, 2001, had an accumulated deficit of approximately $51,100,000. These losses have resulted principally from expenses incurred in the development of our products and in seeking their regulatory approval, including the development and patenting of our technologies, preclinical and clinical studies, and preparation of submissions to the FDA and foreign regulatory bodies, as well as in the development of sales, marketing and manufacturing capabilities. We expect to continue to incur significant operating losses for at least the next several years.

Additional specific risks, to which our performance and financial results are subject, are detailed in our Annual Report on Form 10-K for the year ended December 31, 2000 and include the following:

We are dependent on the commercial success of CORTOSS and VITOSS, and our ability to achieve this is subject to certain risks, including:

        o  the need to operate an effective sales and distribution network,
        o the need for the market place to commercially accept VITOSS and CORTOSS,
        o  the need to obtain and maintain their regulatory approval,
        o the need to implement and manage commercial scale manufacturing capability and capacity, and
        o  the uncertainty of operating in international markets.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products.

The orthopaedic market is highly competitive.

We may be sued in a product liability action.

Our business could suffer if we cannot attract and retain the services of key employees.

In addition, there are other risks, which are also detailed in our Form 10-K for the year ended December 31, 2000, which you should read in its entirety, that relate principally to the securities market and ownership of our securities, including:

We may issue preferred stock as an anti-takeover provision.

Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring shareholder approval.

We have not and do not intend to pay any dividends on our Common Stock.

Our stock price is highly volatile.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from the sale of our Common Stock. Cash, cash equivalents and short-term investments were approximately $10,600,000 at March 31, 2001 and $3,800,000 at December 31, 2000,
representing 60% and 37% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds.

The following is a summary of selected cash flow information for the three months ended March 31:

                                                                          Three Months Ended March,
                                                                            2001                     2000
                                                                     -----------              -----------
Net cash used in operating activities                                $(3,811,276)             $(3,339,121)
Net cash (used in) provided by investing activities                     (383,895)               6,247,096
Net cash provided by financing activities                             10,998,921                  580,034

Net cash used in operating activities

Operating Cash Inflows -

Operating cash inflows for the first quarter of 2001 have been derived from VITOSS product sales in 2001 and we have received cash inflows from interest income on short-term investments. First quarter 2000 operating cash inflows have been derived from BIOGRAN product sales realized prior to the close of the sale of all rights to our BIOGRAN dental grafting product line to 3i, and we have received cash inflows from interest income on short-term investments.

Operating Cash Outflows -

Our operating cash outflows have continued to be primarily used for development, pre-clinical and clinical activities in preparation for regulatory filings of potential products. In addition, funds have been used for the production of inventory, development of marketing materials and sales activities related to the commercialization of VITOSS product.

Operating Cash Flow Requirements Outlook -

We expect our cash flow from operating activities to continue to be negative until such time, if ever, as cash generated from product sales exceeds funding of operating costs.

There may be future quarterly fluctuations in spending. We do expect sales commission expense to increase in proportion to any increase in U.S. VITOSS product sales. In addition, we expect increases in the use of cash to build inventory and fund receivables. We also expect to continue to use cash in operating activities associated with pre-clinical activities, clinical trials and further research and development activities in support of our other products under development as well as to the expanded efforts associated with VITOSS marketing and sales activities in the U.S., Europe and Australia.

VITOSS is currently our only product which has received regulatory clearance for sale. We began selling VITOSS in Europe in the fourth quarter of 2000 and began selling VITOSS in the U.S. late in the first quarter of 2001. Future levels of cash flows from VITOSS product sales are difficult to predict at this early stage of the product launch process and VITOSS sales to-date may not be indicative of future sales levels. In addition, any future cash flows from product sales to be realized from CORTOSS are dependent upon the receipt of the CE Mark from our notified body in Europe which is outside of our control.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next several years.

Net cash (used in) provided by investing activities

We have invested $758,895 and $306,087 for the three months ended March 31, 2001 and 2000, respectively, primarily in the purchase of leasehold improvements, manufacturing equipment and research and development equipment in order to further expand of our product development and manufacturing capabilities.

During the three months ended March 31, 2000, $3,053,183 was provided by the net sale of investment grade marketable securities. Additionally, during the first three months of 2000, we received $3,900,000 , of which $400,000 was being held in escrow until March 23, 2001, in connection with the sale of the BIOGRAN dental grafting product line to Implant Innovations, Inc. During March 2001, $375,000 of the escrow account was released with the remaining $25,000 held for legal fee expenses.

Investing Cash Outlook -

Of the approximately $759,000 invested in 2001, approximately $451,000 was invested in leasehold improvements associated with the scale-up to the manufacturing facility which is substantially completed, accordingly, we expect to decrease the rate at which we invest funds related to improvements to our leased office and manufacturing facility.

Net cash provided by financing activities

During March 2001, we sold 1,975,000 shares of our Common Stock at $4.00 per share in a private equity financing raising net proceeds of approximately $7,290,000. In connection with the financing, warrants to purchase a total of 59,250 shares of Common Stock at an exercise price of $4.00 per share were issued to our placement agent. In addition, during January 2001, we sold 566,894 shares of our Common Stock and warrants to purchase 566,894 shares of Common Stock at an exercise price of $4.41 per share raising net proceeds of approximately $2,412,500.

During the first three months of 2001 and 2000, we received $39,758 and $718,568, respectively, from stock option and warrant exercises and purchases of Common Stock under our Employee Stock Purchase Plan. In addition, $183,337 and $138,534 was used to repay capital lease obligations during the first three months of 2001 and 2000, respectively. In March 2001, we borrowed $1,440,000 on a line of credit with our bank, and we repaid the line in full during April 2001.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock's market price, as well as the exercise prices and expiration dates of the stock options and warrants.

We expect to continue to use cash and investments to fund operating and investing activities. We believe our existing cash and short-term investments as of March 31, 2001 of $10,573,508, along with approximately $3,800,000 in net proceeds raised in equity financings during April 2001, will be sufficient to meet our currently estimated operating and investing requirements into 2002. However, we do not expect sales to generate cash flow in excess of operating expenses for at least the next several years if then and, prior to exhausting our current cash and short-term investments, we will need to raise additional funds to finance our operating activities. Our future capital requirements will depend upon numerous factors, including the extent to which unforeseen clinical, regulatory, manufacturing or sales and marketing difficulties arise or to which our products gain market acceptance, the acquisition and defense of intellectual property rights, the development of strategic alliances for the marketing of certain of our products, and other competitive developments. In addition, although we have no present commitments or understandings, we may seek to expand our operations and product line via acquisitions or joint ventures and any such acquisitions or joint ventures may increase our capital requirements. We will need to obtain additional funds through equity or debt financings, strategic alliances with third parties or from other sources. Any such required financing may not be available on satisfactory terms, if at all. In addition, these financing activities could result in substantial dilution to the holders of Common Stock or significant financial or operational restrictions to us.

Results of Operations

This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources." A summary of net revenues and expenses for the three months ended March 31, 2001 and 2000 are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                 % Increase
                                                                     March 31,                     (Decrease)
                                                          2001                2000               2001 vs. 2000
                                                      -----------          ----------      ----------------------
Revenues:
VITOSS                                                $   226,406           $      ---                100
BIOGRAN                                                       ---              532,967               (100)
                                                      -----------           ----------
Gross Profit                                              207,006              368,926                (44)
                                                      -----------           ----------
General and Administrative Expenses                       909,033              966,589                  6
Selling and Marketing Expenses                          1,171,308              828,751                (41)
Research and Development Expenses                       1,821,394            1,385,534                (31)
                                                      -----------           ----------
Total Operating Expenses                                3,901,735            3,180,874                (23)
                                                      -----------           ----------
Other Income                                               28,932               46,189                (37)
Net gain on sale of product line                          375,000            3,070,921                ---
Net (Loss) Income                                      (3,290,797)             305,162              (1178)
-------------------------------------------------------------------------------------------------------------------

Revenues Revenues for the three months ended March 31, 2001 were $226,406, which reflect VITOSS product sales in Europe, the U.S. and Australia. VITOSS is currently our only product which has received regulatory clearance for sale. We began selling VITOSS in Europe in the fourth quarter of 2000 and began selling VITOSS in the U.S. late in the first quarter of 2001. Future levels of VITOSS product sales are difficult to predict at this early stage of the product launch process and VITOSS sales to-date may not be indicative of future sales levels Revenues during the first three months of 2000 reflect sales of BIOGRAN product to 3i under a global distribution agreement prior to the closing of the sale of all rights to our BIOGRAN dental grafting product line to 3i in March 2000.

Gross Profit Our VITOSS gross profit for the three months ended March 31, 2001 was $207,006, or 91% of revenues. Since all VITOSS product sold during the three months ended March 31, 2001 was produced prior its regulatory approval, the costs of producing that product was recorded as research and development expense in prior periods and in accordance with SFAS No. 2 "Accounting for Research and Development Costs," which stipulates that the costs of producing inventory prior to the receipt of regulatory approval be recorded as research and development expense. Accordingly, a substantial portion of the costs of producing the VITOSS product sold during the first quarter of 2001 was not reflected in cost of sales. Therefore, VITOSS gross profit for the period ended March 31, 2001 is not indicative of margins which may realized in future periods.

VITOSS gross profit for the three months ended March 31, 2001 would have been approximately $162,000 had the costs of producing the product sold for the period not been previously charged to research and development expense, reflecting a gross profit estimated to be approximately 84% and 60% on revenues realized within the U.S. and outside of the U.S., respectively.

The gross profit as a percentage of revenues is expected to vary depending upon the proportion of sales derived from stocking distributors outside of the U.S., where margins are lower, in comparison to sales derived from commissioned sales agents in the U.S., where margins are higher.

Gross profit for the three months ended March 31, 2000 was $328,926 or 69% of revenues and related to sales of BIOGRAN.

Operating Expenses Operating expenses for the three months ended March 31, 2001 were $3,901,735 compared to $3,180,874 during the same period a year ago. Selling and marketing expenses increased as a result of the development and printing of marketing and sales literature in support of the VITOSS product launch in the U.S. late in the first quarter of 2001. The increase from 2000 to 2001 in research and development expenses is attributable to the further development of our product pipeline, including pre-clinical and clinical activities associated with CORTOSS and RHAKOSS.

Other income     During the three months ended March 31, 2001, net interest income decreased as a result of lower average cash balances during the first quarter of 2001 in comparison to the same period in 2000. In addition, interest rates earned were lower during the first three months of 2001 as compared to the same period in 2000.

Net gain on sale of product line   In March 2000, we sold our BIOGRAN dental
grafting product line to 3i for $3,900,000. We received proceeds of $3,500,000, with an additional $400,000 that was held in an escrow account until March 2001. In March 2000, we realized a net gain on the transaction of $3,070,924. During March 2001, an additional gain of $375,000 was realized when these proceeds from the escrow account were released.

Net Loss   As a result of the above noted items, we had a net loss for the three months ended March 2001 of $3,290,797 as compared to net income of $305,162 for the same period during 2000. We expect to continue incurring significant operating losses in the future until such time as sales exceed operating expenses. VITOSS is currently our only product which has received regulatory clearance for sale. We began selling VITOSS in Europe in the fourth quarter of 2000 and began selling VITOSS in the U.S. late in the first quarter of 2001. Future levels of VITOSS product sales are difficult to predict at this early stage of the product launch process and VITOSS sales to-date may not be indicative of future sales levels. In addition, any future product sales to be realized from CORTOSS are dependent upon the receipt of the CE Mark from our notified body in Europe which is outside of our control. While our goal is to reduce our net losses in future periods, we expect to continue to incur operating expenses related to regulatory approval for CORTOSS, product development efforts, expanded our marketing and sales activities and further development of our manufacturing capabilities. We expect to continue to incur significant operating losses for at least the next several years

Net Loss Per Common Share As a result of the above noted items, we have a net loss per common share of $(.23) on approximately 14,175,000 weighted average common shares outstanding for the three months ended March 2001 as compared to net income per common share of $.03 on approximately 11,438,000 weighted average common shares outstanding for the same period during 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During March 2001, we sold 1,975,000 shares of our Common Stock at $4.00 per share in a private equity financing raising net proceeds of approximately $7,290,000. In connection with the March 2001 financing, we paid placement agent fees consisting of two-year warrants to purchase a total of 59,250 shares of Common Stock at an exercise price of $4.00 per share and cash commissions of $395,000. In addition, during January 2001, we sold 566,894 shares of our Common Stock and two-year warrants to purchase 566,894 shares of Common Stock at an exercise price of $4.41 per share raising net proceeds of approximately $2,412,500. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

During April 2001, we entered into a Development and Distribution Agreement with an orthopaedic company in Japan for the regulatory clearance, distribution, selling and marketing of VITOSS. In connection with this arrangement, we sold 189,394 shares of Common Stock at $5.28 per share to the Japanese company raising net proceeds of $1,000,000. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

In addition, during April 2001, we sold 740,000 shares of our Common Stock at $4.00 per share in a private equity financing raising net proceeds of approximately $2,800,000. In connection with this financing, we paid placement agent fees consisting of two-year warrants to purchase a total of 22,2000 shares of our Common Stock at an exercise price of $4.00 per share and cash commissions of $148,000. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

NONE
----

(b)  Reports on Form 8-K.

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ORTHOVITA, INC.
                                (Registrant)



May 15, 2001                    By:  /s/  Bruce A. Peacock
                                   -----------------------
                                   Bruce A. Peacock
                                   Chief Executive Officer and President
                                   (Principal executive officer)



May 15, 2001                    By:  /s/  Joseph M. Paiva
                                   ----------------------
                                   Joseph M. Paiva
                                   Vice President and Chief Financial Officer
                                   (Principal financial and accounting officer)