Form 10-Q
period 2001-09-30
ORTHOVITA INC
filed 2001-11-13
CIK 913756

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934   For the Quarterly Period Ended  September 30, 2001
                                                 --------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934   For the Transition Period from _______ to ________.

Commission File Number      0-24517 .
                       --------------

                                ORTHOVITA, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                         Pennsylvania                                             23-2694857
-----------------------------------------------------------         -------------------------------------
(State Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification Number

          45 Great Valley Parkway, Malvern, PA                                      19355
-----------------------------------------------------------         --------------------------------------
         (Address of Principal Executive Offices)                                (Zip Code)

Registrant's Telephone Number, Including Area Code                              (610) 640-1775
                                                                     -------------------------------------

                                Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X    No ____
                                  -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                     Outstanding as of September 30, 2001
----------------------------          ------------------------------------
Common Stock, par value $.01                   17,141,772 Shares


This Report Includes a Total of 24 Pages

                       ORTHOVITA, INC. AND SUBSIDIARIES

                                     INDEX

PART I -
FINANCIAL
INFORMATION                                                                              Page
                                                                                        Number

                      Item 1.    Financial Statements
                                 Consolidated Balance Sheets -
                                 September 30, 2001 and December 31, 2000                    3

                                 Consolidated Statements of Operations -
                                 Three and nine months ended
                                 September 30, 2001 and 2000                                 4

                                 Consolidated Statements of Cash Flows -
                                 Nine months ended September 30, 2001
                                 and 2000                                                    5

                                 Notes to Consolidated Financial Statements             6 - 10

                      Item 2.    Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations         11 - 21

                      Item 3.    Quantitative and Qualitative Disclosures About
                                 Market Risk                                                21

PART II -
OTHER
INFORMATION
                      Item 2.    Changes in Securities and Use of Proceeds             21 - 22

                      Item 4.    Submission of Matters to A Vote of Security
                                 Holders                                               22 - 23

                      Item 6.    Exhibits and Reports on Form 8-K                           23

                                 Signatures                                                 24

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                       ORTHOVITA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 2001           December 31, 2000
                                                                    ---------------------------  -------------------------
ASSETS                                                                      (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents (Notes 1, 2 and 4)                                     $  5,231,783               $  3,614,626
 Short-term investments  (Notes 2 and 4)                                                   ---                    200,366
 Restricted cash  (Note 7)                                                                 ---                    400,000
 Accounts receivable, net                                                              757,114                     80,050
 Inventories (Note 3)                                                                1,234,517                    182,399
 Other current assets                                                                   58,581                     21,721
                                                                                  ------------               ------------

    Total current assets                                                             7,281,995                  4,499,162
                                                                                  ------------               ------------

PROPERTY AND EQUIPMENT, net                                                          5,672,622                  5,321,228
                                                                                  ------------               ------------

OTHER ASSETS (Note 4)                                                                  376,343                    367,977
                                                                                  ------------               ------------

                                                                                  $ 13,330,960               $ 10,188,367
                                                                                  ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term bank borrowings (Note 4)                                              $    750,000               $        ---
 Current portion of bank term loan (Note 4)                                            239,130                        ---
 Current portion of long-term capital lease obligations                                467,138                    654,063
 Accounts payable                                                                      710,794                  1,156,533
 Deferred gain  (Note 7)                                                                   ---                    400,000
 Accrued compensation and related expenses                                             497,581                    734,820
 Other accrued expenses                                                              1,273,576                    805,911
                                                                                  ------------               ------------

    Total current liabilities                                                        3,938,219                  3,751,327
                                                                                  ------------               ------------

LONG-TERM LIABILITIES:
  Capital lease obligations                                                            467,497                    807,425
  Bank term loan (Note 4)                                                              260,870                    500,000
                                                                                  ------------               ------------
 Total long-term liabilities                                                           728,367                  1,307,425
                                                                                  ------------               ------------

COMMITMENTS AND CONTINGENCIES (Note 1)

SHAREHOLDERS' EQUITY (Note 5):
 Preferred Stock, $.01 par value, 20,000,000 shares authorized,
  no shares issued and outstanding                                                         ---                        ---
 Common Stock, $.01 par value, 50,000,000 shares authorized,
  17,141,772 and 13,426,988 shares issued
   and outstanding                                                                     171,418                    134,270
 Additional paid-in capital                                                         66,535,750                 52,929,538
 Deferred compensation                                                                 (24,375)                   (97,500)
 Accumulated deficit                                                               (58,154,834)               (47,809,103)
 Accumulated other comprehensive income (loss)                                         136,415                    (27,590)
                                                                                  ------------               ------------

    Total shareholders' equity                                                       8,664,374                  5,129,615
                                                                                  ------------               ------------

                                                                                  $ 13,330,960               $ 10,188,367
                                                                                  ============               ============

       The accompanying notes are an integral part of these statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended September 30            Nine Months Ended September 30
                                                2001                  2000                 2001                 2000
                                            -----------           -----------         ------------         ------------
                                                                            (Unaudited)
REVENUES:
  VITOSS(TM) (Note 6)                       $ 1,134,253           $        --         $  2,314,262        $         --
  BIOGRAN(R) (Note 7)                                --                    --                   --              532,967
                                            -----------           -----------         ------------         ------------
  Total revenues                              1,134,253                    --            2,314,262              532,967
COST OF REVENUES (Note 3)                       170,711                    --              443,749              164,041
                                            -----------           -----------         ------------         ------------

   Gross profit                                 963,542                    --            1,870,513              368,926
                                            -----------           -----------         ------------         ------------

OPERATING EXPENSES:
  General and administrative                  1,176,866               939,142            3,222,515            2,983,049
  Selling and marketing                       1,435,719               719,873            3,957,329            2,228,043
  Research and development                    1,839,339             1,953,339            5,541,898            5,263,973
                                            -----------           -----------         ------------         ------------

   Total operating expenses                   4,451,924             3,612,354           12,721,742           10,475,065
                                            -----------           -----------         ------------         ------------

     Operating loss                          (3,488,382)           (3,612,354)         (10,851,229)         (10,106,139)

INTEREST EXPENSE                                (27,654)              (41,018)             (98,436)            (112,215)
INTEREST INCOME                                  59,588               125,322              228,934              289,970

NET GAIN ON SALE OF PRODUCT LINE
 (Note 7)                                            --                    --              375,000            3,070,921
                                            -----------           -----------         ------------         ------------
NET LOSS                                    $(3,456,448)          $(3,528,050)        $(10,345,731)        $ (6,857,463)
                                            ===========           ===========         ============         ============

NET LOSS PER COMMON SHARE, BASIC
 AND DILUTED                                $      (.20)          $      (.28)        $       (.65)        $       (.58)
                                            ===========           ===========         ============         ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (Note 1):
   BASIC and DILUTED
                                             17,130,884            12,799,049            15,980,190          11,924,318
                                            ===========           ===========         =============        ============

       The accompanying notes are an integral part of these statements.

                       ORTHOVITA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended
                                                                                            September 30
                                                                                      2001                 2000
                                                                                  ------------          -----------
                                                                                             (Unaudited)
OPERATING ACTIVITIES:
Net loss                                                                           $(10,345,731)         $(6,857,463)
Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation and amortization                                                       1,025,970              638,025
  Amortization of deferred compensation                                                  73,125                  ---
  Services rendered for Common Stock options and warrants                               172,042              315,881
  Loss on disposal of property and equipment                                             12,692                  ---
  Net gain on sale of product line                                                     (375,000)          (3,070,921)
  (Increase) decrease in -
    Accounts receivable                                                                (677,064)                 ---
    Inventories                                                                      (1,052,118)                 ---
    Other current assets                                                                (36,860)             196,729
    Other assets                                                                         (8,366)             (19,893)
  Increase (decrease) in -
    Accounts payable                                                                   (445,739)              73,175
    Accrued compensation and related expenses                                          (237,239)            (182,923)
    Other accrued expenses                                                              467,665              (45,841)
                                                                                   ------------          -----------

        Net cash used in operating activities                                       (11,426,623)          (8,953,231)
                                                                                   ------------          -----------

INVESTING ACTIVITIES:
  Purchases of investments                                                                  ---             (199,886)
  Proceeds from sale of investments                                                     199,866            4,284,455
  Proceeds from sale of product line                                                        ---            3,900,000
  Decrease (increase) in restricted cash                                                375,000             (400,000)
  Purchase of property and equipment                                                 (1,390,056)          (2,282,901)
                                                                                   ------------          -----------

     Net cash (used in) provided by investing activities                               (815,190)           5,301,668
                                                                                   ------------          -----------

FINANCING ACTIVITIES:
  Proceeds from short term bank borrowings                                              750,000            2,000,000
  Repayments of short term bank borrowings                                                  ---           (2,000,000)
  Repayments of capital lease obligations                                              (526,853)            (473,209)
  Net proceeds from sale of Common Stock and warrants                                13,396,868            8,943,949
  Proceeds from exercise of Common Stock options and warrants and
   Common Stock purchased under the Employee Stock Purchase Plan                         74,450              907,643
                                                                                   ------------          -----------
      Net cash provided by financing activities                                      13,694,465            9,378,383
                                                                                   ------------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                                        164,505                4,364
                                                                                   ------------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             1,617,157            5,731,184
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        3,614,626            2,487,343
                                                                                   ------------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  5,231,783          $ 8,218,527
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

                       ORTHOVITA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company:

Orthovita, Inc. ("Orthovita" or the "Company"), a Pennsylvania corporation, began operations in November 1993. Orthovita is a biomaterials company with proprietary technologies applied to the development of biostructures, synthetic biologically active tissue engineering products for restoration of the human skeleton. Our focus is on developing novel products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. We have applied our technologies to the development of three major products, VITOSSTM Scaffold, CORTOSS(TM) Cortical Reinforcement and RHAKOSS(TM) Spinal Implants.

We initiated European sales of VITOSS in October 2000 following receipt of its CE Mark allowing its sale in all of the countries of the European Union. In December 2000, the U.S. Food and Drug Administration (the "FDA") granted 510(k) marketing clearance for VITOSS, and we began selling VITOSS in the U.S. during March 2001. In addition, during the first quarter of 2001, we received regulatory clearance to sell VITOSS and CORTOSS in Australia, and during October 2001 we received approval to market CORTOSS in Europe for the fixation of bone screws under a CE Mark. During the third quarter of 2001, we received a 510(k) FDA regulatory clearance to market the IMBIBETM Bone Marrow Aspirate Syringe in the United States. IMBIBE provides spine and trauma surgeons with a simple method for harvesting the patient's own bone marrow, mixing it with VITOSS and delivering the mixture to the bone graft site.

Our operations are subject to certain risks including but not limited to the need to successfully market and sell VITOSS and to develop, obtain regulatory approval for, and commercialize CORTOSS and RHAKOSS, and our need for additional capital. We have incurred losses each year since our inception in 1993 and we expect to continue to incur losses for at least the next year or two. As of September 30, 2001, we had an accumulated deficit of approximately $58,155,000. Our products under development may never be commercialized or if commercialized, may never generate substantial revenue and therefore we may never become profitable.

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. ("Paul Royalty"). In this financing, we sold Paul Royalty a royalty interest for $5,000,000 and sold 2,582,645 shares of our Common Stock at $1.94 per share for $5,000,000. The royalty interest provides for Paul Royalty to receive a royalty of 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of our VITOSS, CORTOSS and RHAKOSS products in North America and Europe through 2016, subject to certain adjustments. Upon any sale by Paul Royalty of the Common Stock purchased in the financing, we will receive credits against our royalty obligation to Paul Royalty equal to the first $5,000,000 of proceeds realized by Paul Royalty plus one third of any appreciation from the original purchase price of the Common Stock. We will use the proceeds realized from this financing for clinical development, marketing programs, and working capital relating to VITOSS, CORTOSS and RHAKOSS products. Paul Royalty has the right, under certain circumstances, to cause us to repurchase their royalty interest. Paul Royalty may exercise this right upon the occurrence of a certain circumstances such as a change in control of the Company or a bankruptcy. The repurchase price shall be equal to an amount such that the repurchase price plus all other amounts previously paid to Paul Royalty, when discounted at the contract specified discount rate, equals $10,000,000.

We believe our existing cash as of September 30, 2001 of approximately $5,232,000, along with approximately $10,000,000 in gross proceeds raised in October 2001, will be sufficient to meet our currently estimated operating and investing requirements late into 2002. However, we may seek additional funds in 2001. We may seek equity financing which, if satisfactorily completed, would result in dilution to our existing shareholders of Common Stock. Additionally, we may seek funding through debt, strategic alliances with third parties, off-balance sheet or other structured financing arrangements either alone or in combination with equity. Although we have no present commitments or understandings, we may seek to expand our operations and product line via acquisitions or joint ventures and any such acquisitions or joint ventures may increase our capital requirements.

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

Net Loss Per Common Share

We have presented per share data pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic per share data excludes potentially dilutive securities and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted per share data is computed assuming the conversion or exercise of all dilutive securities such as Common Stock options and warrants; however, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three and nine months ended September 30, 2001 and 2000 because they were anti-dilutive, due to our losses.

Revenue Recognition

We sell VITOSS to stocking distributors in Europe, Australia and Israel and directly to hospitals through commissioned sales agents in the U.S. In Europe, Australia and Israel, revenue is recognized upon the shipment of the product to the distributor, net of applicable provisions for discounts and allowances. We do not allow product to be returned from our distributors. In the U.S., revenue is recognized when the product is shipped to the end user hospital.

2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in a separate component of shareholders' equity. As further discussed in Note 4, our debt covenants required us to maintain a minimum level of aggregate cash, cash equivalents and investments.

As of September 30, 2001, cash, cash equivalents and short-term investments consisted of the following:

                                                          Gross             Gross
                                                        Unrealized        Unrealized           Fair Market
                                  Original Cost           Gains            Losses                  Value
                                 ----------------   ----------------  ------------------       ------------
Cash and cash equivalents          $5,231,783       $             ---  $             ---          $5,231,783
Short-term investments                    ---                     ---                ---                 ---
                                   ----------       -----------------  -----------------          ----------
                                   $5,231,783       $             ---  $             ---          $5,231,783
                                   ==========       =================  =================          ==========

3.    INVENTORIES:

Inventories are stated at the lower of cost or market on a first-in, first-out basis. As of September 30, 2001 and December 31, 2000, inventories consisted of the following:

                                                     September 30, 2001         December 31, 2000
                                               ------------------------  -------------------------
Raw materials.............................                   $   51,437                   $  2,042
Work-in-process...........................                      321,157                    180,357
Finished goods............................                      861,923                         --
                                                             ----------                   --------
                                                             $1,234,517                   $182,399
                                                             ==========                   ========

All of the VITOSS product sold during 2000 and during the first three months of 2001 was produced prior to the receipt of VITOSS's regulatory approval. In accordance with SFAS No. 2 "Accounting for Research and Development Costs," the cost of that material was recorded in research and development expense when produced and, accordingly, was not reflected in cost of revenues when later sold. All VITOSS product sold during the period from April 1, 2001 through September 30, 2001 was produced subsequent to receipt of regulatory approval, with related production costs reflected in cost of revenues for the applicable period in 2001.

4.   BORROWINGS:

We had a bank credit arrangement for a $1,500,000 line of credit and a $500,000 capital expenditure term note ("Term Note"). The line of credit was due to expire on June 30, 2002 but was terminated, at our request, during October 2001. As of September 30, 2001, $750,000 was outstanding under the line of credit, which was repaid in full during October 2001. As of December 31, 2000, no amounts were outstanding under the line of credit.

The Term Note and line of credit bore interest at an annual rate of the prime rate plus 1.0%. Principal on the Term Note was originally due in 23 equal installments beginning November 1, 2001; however, at our request, the Term Note was repaid in full during October 2001. Both the line of credit and Term Note were secured by our general assets and a $250,000 bank certificate of deposit which was included in Other Assets as of September 30, 2001 and December 31, 2000. The bank certificate of deposit, which secured our credit arrangement, was released as collateral during October 2001. The line of credit and Term Note required us to maintain a minimum aggregate level of cash and investments of $3,000,000 and minimum working capital of $3,000,000.

5.  SHAREHOLDERS' EQUITY:

Common Stock

During October 2001, we sold 2,582,645 shares of our Common Stock, at $1.94 per share, to Paul Royalty for gross proceeds of $5,000,000. Under the terms of the sale, upon any resale by Paul Royalty of these shares of Common Stock, we will receive credits against our royalty obligation to Paul Royalty equal to the first $5,000,000 of proceeds plus one third of any appreciation to the original purchase price of the Common Stock.

During June 2001, the investor in an August 2000 private placement acquired 206,830 shares of our Common Stock for $.01 per share in accordance with the anti-dilution provisions contained in a subscription agreement dated August 22, 2000 due to the equity transactions subsequently completed with other investors in January, March and April 2001.

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

Stock Options

During the nine months ended September 30, 2001, stock options to purchase 13,350 shares of Common Stock were exercised for proceeds of $18,175. There were no stock option exercises during the third quarter of 2001. Additionally, during the three and nine months ended September 30, 2001, we issued stock options for the purchase of 70,000 shares and 103,000 shares of Common Stock with various fair market value exercise prices to certain vendors in consideration for services valued at $107,250 and $172,042, respectively.

Employee Stock Purchase Plan

During the three and nine months ended September 30, 2001, 11,010 shares and 23,316 shares of Common Stock were purchased by the Employee Stock Purchase Plan for proceeds of $16,377 and $56,275, respectively.

Common Stock Purchase Warrants

In connection with the March 2001 and April 2001 equity financings described above, we issued warrants to our placement agent to purchase an aggregate of 81,450 shares of our Common Stock at $4.00 per share as a placement agent fee. These warrants were exercisable when issued and expire in March 2003 and April 2003.

During January 2001, in connection with the private equity offering described above, we issued warrants to purchase 566,894 shares of Common Stock at an exercise price of $4.41 per share. These warrants were exercisable when issued and expire in January 2003.

Pursuant to the anti-dilution terms of warrants sold in a private equity financing transaction in August 2000, and as a result of the January, March and April 2001 financing transactions described above, the number of shares of Common Stock issuable upon the exercise of the warrants increased from 762,712 to 1,125,000 shares, and the exercise price was adjusted from $5.90 per share to $4.00 per share. During September 2001, we agreed to extend the expiration date of 625,000 and 500,000 warrants to December 31, 2001 and March 31, 2002, respectively, in each case subject to extension if the shares underlying these warrants are not freely tradeable under a resale registration statement for at least sixty trading days

6.  REVENUE:

We initiated sales of VITOSS in Europe and the United States in October 2000 and March 2001, respectively. For the three and nine months ended September 30, 2001, VITOSS revenues by geographic market consisted of the following:

                                                    Three Months Ended            Nine Months Ended
                                                    September 30, 2001           September 30, 2001
                                               ----------------------------  ---------------------------
VITOSS Revenues:
   United States                                       $1,013,538                   $1,828,116
   Outside the United States                              120,715                      486,146
                                                       ----------                   ----------
          Total revenues                               $1,134,253                   $2,314,262
                                                       ==========                   ==========

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

     -    disruptions to product shipments;

     -    elective surgery trends; and

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

Overview

Orthovita is a biomaterials company with proprietary technologies applied to the development of biostructures, synthetic biologically active tissue engineering products for restoration of the human skeleton. Our focus is on developing novel products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. We have applied our technologies to the development of three major products, VITOSS(TM) Scaffold, CORTOSS(TM) Cortical Reinforcement and RHAKOSS(TM) Spinal Implants, that we believe offer a wide range of clinical applications at various anatomical sites.

VITOSS is a resorbable calcium phosphate scaffold that is highly porous and composed of extremely fine calcium phosphate mineral that allows for resorption, cell seeding and ingrowth of host bone. VITOSS is cleared for sale in the U.S. and Australia, and has been approved for sale under a CE Mark in Europe. During the third quarter of 2001, we received a 510(k) FDA regulatory clearance to market the IMBIBE(TM) Bone Marrow Aspirate Syringe in the United States. IMBIBE provides spine and trauma surgeons with a simple method for harvesting the patient's own bone marrow mixing it with VITOSS and delivering the mixture to the bone graft site. CORTOSS is a high-strength, bone-bonding, self-setting composite engineered specifically to mimic the strength characteristics of human cortical bone. We are pursuing clinical studies for multiple indications of CORTOSS, including the augmentation of screws and vertebral fractures. CORTOSS is cleared for sale in Australia, and during October 2001 we received approval to market CORTOSS for the fixation of bone screws under a CE Mark in Europe. Product sales for CORTOSS are not expected until 2002. RHAKOSS is under development as preformed, injection-molded composite that mimics the natural dual cortical-cancellous composition of human bone, providing high-strength while also allowing for the ingrowth of host bone to address the vertebral interbody fusion and spinal reconstruction market.

We initiated European sales of VITOSS in October 2000 following receipt of its CE Certification allowing its sale in all of the countries of the European Union. In December 2000, the U.S. Food and Drug Administration granted 510(k) marketing clearance for VITOSS and we began selling the product in the U.S. in March 2001. In March 2001, we received regulatory clearance to sell VITOSS and CORTOSS in Australia. We have built a network of independent stocking distributors in Europe and Australia and commissioned sales agencies in the U.S. in order to market VITOSS and may utilize this network for CORTOSS. In April 2001, we entered into a development and distribution agreement with a Japanese orthopaedic company to apply for regulatory clearance to market VITOSS in Japan and, if the clearance is obtained, the Japanese entity will distribute, sell and market VITOSS in Japan.

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

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. ("Paul Royalty"). In this financing, we sold Paul Royalty a royalty interest for $5,000,000 and sold 2,582,645 shares of our Common Stock at $1.94 per share for $5,000,000. The royalty interest provides for Paul Royalty to receive a royalty of 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of our VITOSS, CORTOSS and RHAKOSS products in North America and Europe through 2016, subject to certain adjustments. Upon any sale by Paul Royalty of the Common Stock purchased in the financing, we will receive credits against our royalty obligation to Paul Royalty equal to the first $5,000,000 of proceeds realized by Paul Royalty plus one third of any appreciation to the original stock purchase price. We will use the proceeds realized from this financing for clinical development, marketing programs, and working capital relating to VITOSS, CORTOSS and RHAKOSS products. Paul Royalty has the right, under certain circumstances, to cause us to repurchase their royalty interest. Paul Royalty may exercise this right upon the occurrence of a certain circumstances such as a change in control of the Company or a bankruptcy. The repurchase price shall be equal to an amount such that the repurchase price plus all other amounts previously paid to Paul Royalty, when discounted at the contract specified discount rate, equals $10,000,000.

We believe our existing cash as of September 30, 2001 of approximately $5,232,000, along with approximately $10,000,000 in gross proceeds raised in October 2001, will be sufficient to meet our currently estimated operating and investing requirements late into 2002. However, we do not expect sales to generate cash flow in excess of operating expenses for at least the next year or two, if at all. We may seek additional funds in 2001. We may seek equity financing which, if satisfactorily completed, would result in dilution to our existing shareholders of Common Stock. Additionally, we may seek funding through debt, strategic alliances with third parties, off-balance sheet or other structured financing arrangements either alone or in combination with equity. Although we have no present commitments or understandings to do so, we may seek to expand our operations and product line via acquisitions or joint ventures and any such acquisitions or joint ventures may increase our capital requirements.

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

We have incurred substantial operating losses since our inception and, as of September 30, 2001, had an accumulated deficit of approximately $58,155,000. These losses have resulted principally from expenses incurred in the development of our products and in seeking their regulatory approval, including the development and patenting of our technologies, preclinical and clinical studies, and preparation of submissions to the FDA and foreign regulatory bodies, as well as in the development of sales, marketing and manufacturing capabilities. We expect to continue to incur significant operating losses for at least the next year or two and there is no assurance that we will ever achieve profitable operations.

Our product sales and results of operations may fluctuate due to a number of factors.

VITOSS is currently our only product being sold in the U.S. or Europe. During October 2001, we received approval to market CORTOSS for the fixation of bone screws under a CE Mark in Europe; product sales for CORTOSS, however, are not expected until 2002. We began selling VITOSS in Europe in the fourth quarter of 2000 and began selling VITOSS in the U.S. late in the first quarter of 2001. Future levels of VITOSS product sales are difficult to predict at this early stage of the product launch process and VITOSS sales to-date may not be indicative of future sales levels. VITOSS sales levels in Europe have fluctuated due to the timing of distributor stocking orders and are expected to continue to fluctuate in future periods. In addition, sales volumes in Europe are lower during the summer months due to a typical decrease in elective surgical procedures. Sales of VITOSS in the U.S. may fluctuate due to the timing of orders from hospitals. While sales temporarily slowed in September 2001 due to the tragic events in New York City and Washington D.C., sales volumes in the U.S. have increased during each quarter since our launch in the first quarter of 2001.

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

Amendments to the Nasdaq marketplace rules, which became effective on June 29, 2001, may require us to raise more capital than what is required to fund our operations in order to satisfy the Nasdaq equity listing standard. Beginning November 1, 2002, we will be required to maintain a minimum net equity in excess of $10,000,000. The additional capital may not be available on satisfactory terms, if at all. Any additional equity capital raised could result in substantial dilution to the holders of our Common Stock. Net equity as of September 30, 2001 was approximately $8,664,000. On a proforma basis had this transaction occurred on September 30, 2001 net equity would be approximately $13,664,000.

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

Our stock price is highly volatile.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from the sale of our Common Stock. Cash, cash equivalents and short-term investments were approximately $5,232,000 at September 30, 2001 and $3,815,000 at December 31, 2000, representing 39% and 37% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds.

The following is a summary of selected cash flow information for the nine months ended September 30:

                                                                      Nine Months Ended September 30,
                                                                        2001                     2000
                                                                    ------------              -----------
Net cash used in operating activities                               $(11,426,623)             $(8,953,231)
Net cash (used in) provided by investing activities                     (815,190)               5,301,668
Net cash provided by financing activities                             13,694,465                9,378,383

Net cash used in operating activities

Operating Cash Inflows -

Operating cash inflows for the first nine months of 2001 have been derived from VITOSS product sales. We have also received cash inflows from interest income on cash equivalents and short-term investments. Operating cash inflows for the same period during 2000 were derived from BIOGRAN product sales realized prior to the close of the sale of all rights to our BIOGRAN dental grafting product line to 3i, and cash inflows were also received from interest income on cash equivalents and short-term investments.

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

There may be future quarterly fluctuations in spending. We expect sales commission expense to increase in proportion to any increase in U.S. VITOSS product sales. In addition, we expect increases in the use of cash to build inventory and fund receivables. We also expect to continue to use cash in operating activities associated with the research and development, pre-clinical activities, clinical trials, manufacturing scale-up qualification, and pre-launch marketing activities in support of our other products under development as well as to the associated marketing and sales activities with VITOSS in the U.S., and with VITOSS and CORTOSS in Europe and Australia.

We began selling VITOSS in Europe in the fourth quarter of 2000 and began selling VITOSS in the U.S. late in the first quarter of 2001. During the third quarter of 2001, we received a 510(k) FDA regulatory clearance to market the IMBIBETM Bone Marrow Aspirate Syringe in the United States. During October 2001 we received approval to market CORTOSS in Europe for the fixation of bone screws under a CE Mark. Future cash flow levels from VITOSS, CORTOSS and IMBIBE product sales are difficult to predict at this early stage of the products' launches. VITOSS sales to-date may not be indicative of future sales levels. VITOSS and CORTOSS sales levels in Europe may fluctuate due to the timing of any distributor stocking orders and may experience seasonal slowdowns during the summer months. Sales of VITOSS and IMBIBE in the U.S. may fluctuate due to the timing of orders from hospitals. Any future cash flows from CORTOSS are dependent upon the successful launch of the product in Europe during 2002.

Finally, we have entered into and may enter additional financing arrangements where we would pay royalty amounts on the sales of certain product lines. Any such arrangements would decrease the net revenues received by us from the sale of our products, and could materially increase cash used by operations and net losses. We do not expect sales to generate cash flow in excess of operating expenses for at least the next year or two, if at all. Currently, our financing arrangement with Paul Royalty requires us to pay 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of our VITOSS, CORTOSS and RHAKOSS products in North America and Europe through 2016, subject to certain adjustments.

Net cash (used in) provided by investing activities

We have invested $1,390,056 and $2,282,901 for the nine months ended September 30, 2001 and 2000, respectively, primarily for the purchase of leasehold improvements, manufacturing equipment and research and development equipment in order to further expand our product development and manufacturing capabilities.

During the nine months ended September 30, 2001 and 2000, $199,866 and $4,284,455, respectively, were provided by the net sale of investment grade marketable securities. Additionally, during the first nine months of 2000, we received $3,900,000, of which $400,000 was being held in escrow until March 23, 2001, in connection with the sale of the BIOGRAN dental grafting product line to Implant Innovations, Inc. During March 2001, $375,000 of the escrow account was released with the remaining $25,000 held for costs related to certain patent litigation.

Investing Cash Outlook -

Of the approximately $1,390,000 invested in 2001, approximately $571,000 was invested in leasehold improvements associated with the scale-up to the manufacturing facility for VITOSS and CORTOSS, which is substantially completed. Accordingly, we expect to decrease the rate at which we invest funds related to improvements to our leased office and manufacturing facility. We anticipate new capital spending will be required in support of the RHAKOSS Synthetic Bone Implant program.

Net cash provided by financing activities

During June 2001, the investor in an August 2000 private placement acquired 206,830 shares of our Common Stock for $.01 per share in accordance with the anti-dilution provisions contained in a subscription agreement dated August 22, 2000 due to the equity transactions in January, March and April 2001.

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

During the first nine months of 2001 and 2000, we received $74,450 and $907,643, respectively, from stock option and warrant exercises and purchases of Common Stock under our Employee Stock Purchase Plan. In addition, $526,853 and $473,209 were used to repay capital lease obligations during the first nine months of 2001 and 2000, respectively. In September 2001, we borrowed $750,000 on a line of credit with our bank, and we repaid the line in full during October 2001.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock's market price, as well as the exercise prices and expiration dates of the stock options and warrants. During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. ("Paul Royalty"). In this financing, we sold Paul Royalty a royalty interest for $5,000,000 and sold 2,582,645 shares of our Common Stock at $1.94 per share for $5,000,000. The royalty interest provides for Paul Royalty to receive a royalty of 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of our VITOSS, CORTOSS and RHAKOSS products in North America and Europe through 2016, subject to certain adjustments. Upon any sale by Paul Royalty of the Common Stock purchased in the financing, we will receive credits against our royalty obligation to Paul Royalty equal to the first $5,000,000 of proceeds realized by Paul Royalty plus one third of any appreciation to the original stock purchase price. We will use the proceeds realized from this financing for clinical development, marketing programs, and working capital relating to VITOSS, CORTOSS and RHAKOSS products. Paul Royalty has the right, under certain circumstances, to cause us to repurchase their royalty interest. Paul Royalty may exercise this right upon the occurrence of a certain circumstances such as a change in control of the Company or a bankruptcy. The repurchase price shall be equal to an amount such that the repurchase price plus all other amounts previously paid to Paul Royalty, when discounted at the contract specified discount rate, equals $10,000,000.

We expect to continue to use cash and investments to fund operating and investing activities. We believe our existing cash as of September 30, 2001 of $5,232,000, along with approximately $10,000,000 in gross proceeds raised in October 2001, will be sufficient to meet our currently estimated operating and investing requirements late into 2002. However, we do not expect sales to generate cash flow in excess of operating expenses for at least the next year or two, if at all. Prior to exhausting our current cash, we will need to raise additional funds to finance our operating activities. We may seek additional funds in 2001. We may seek equity financing which, if satisfactorily completed, would result in dilution to our existing shareholders of Common Stock. Additionally, we may seek funding through debt, strategic alliances with third parties, off-balance sheet or other structured financing arrangements either alone or in combination with equity. Our future capital requirements will depend upon numerous factors, including the extent to which unforeseen clinical, regulatory, manufacturing or sales and marketing difficulties arise or to which our products gain market acceptance, the acquisition and defense of intellectual property rights, the development of strategic alliances for the marketing of certain of our products, and other competitive developments. In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product line via acquisitions or joint ventures and any such acquisitions or joint ventures may increase our capital requirements.

Results of Operations

This section should be read in conjunction with the more detailed discussion under ''Liquidity and Capital Resources.'' A summary of net revenues and expenses for the three and nine months ended September 30, 2001 and 2000 are as follows:

-------------------------------------------------------------------------------------------------------------------------------
                               Three Months Ended         % Increase             Nine Months Ended            % Increase
                                 September 30,            (Decrease)               September 30,              (Decrease)
                                                         2001 versus          2001              2000          2001 versus
                                                         -----------          ----              ----          -----------
                               2001          2000           2000                                                   2000
                               ----          ----           ----                                                   ----
Revenues:

VITOSS                     $ 1,134,253   $        --        100 %           $  2,314,262      $        ---        100 %
BIOGRAN                            ---            --         --                      ---           532,967       (100)
                           -----------   -----------                        ------------      ------------

Gross Profit                   963,542            --        100                1,870,513           368,926        407
                           -----------   -----------                        ------------      ------------

General and
 Administrative Expenses     1,176,866       939,142         25                3,222,515         2,983,049          8

Selling and Marketing
 Expenses                    1,435,719       719,873         99                3,957,329         2,228,043         78

Research and Development
 Expenses                    1,839,339     1,953,339         (6)               5,541,898         5,263,973          5
                           -----------   -----------                        ------------      ------------

Total Operating Expenses     4,451,924     3,612,354         23               12,721,742        10,475,065         21
                           -----------   -----------                        ------------      ------------

Other Income, net               31,934        84,304        (62)                 130,498           177,755        (27)

Net gain on sale of
 product line                      ---           ---        ---                  375,000         3,070,921        (88)

Net Loss                    (3,456,448)   (3,528,050)        (2)             (10,345,731)       (6,857,463)        51
-------------------------------------------------------------------------------------------------------------------------------

Revenues   Revenue for the three and nine months ended September 30, 2001 were
$1,134,253 and $2,314,262, respectively, which reflect VITOSS product sales to stocking distributors in Europe, Australia and Israel, and to hospitals in the U.S. VITOSS is currently our only product being sold in the U.S. or Europe. We began selling VITOSS in Europe in the fourth quarter of 2000 and began selling VITOSS in the U.S. late in the first quarter of 2001. Future levels of VITOSS product sales are difficult to predict at this early stage of the product launch process and VITOSS sales to-date may not be indicative of future sales levels. VITOSS sales levels in Europe have fluctuated due to the timing of distributor stocking orders. In addition, sales volumes in Europe were lower during the third quarter of 2001 as compared to the second quarter of 2001 due to lower order volume resulting from a decrease in elective surgeries during the summer vacation season. Sales of VITOSS in the U.S. may fluctuate due to the timing of orders from hospitals. Sales volumes in the U.S. have increased during each quarter since our launch in the first quarter of 2001.

Revenues during the first three months of 2000 reflect sales of BIOGRAN product to 3i under a global distribution agreement prior to the closing of the sale of all rights to our BIOGRAN dental grafting product line to 3i in March 2000. There were no revenues from product sales during the second or third quarters of 2000.

Gross Profit   Our VITOSS gross profit for the three and nine months ended
September 30, 2001 was $963,542, or 85% and $1,870,513, or 81%, respectively.
The variation in gross profit in current and future periods is expected to be more heavily impacted by the proportion of sales derived from stocking distributors orders outside of the U.S., where margins are lower, in comparison to sales derived from hospital orders in the U.S., where margins are higher. The three months ended September 30, 2001 reflect a higher proportion of sales in the U.S. as compared to sales outside the U.S. therefore margins are favorable.

Gross profit for the nine months ended September 30, 2000 was $368,926 or 69% and related to sales of BIOGRAN(R).

Operating Expenses Operating expenses for the three and nine months ended September 30, 2001 were $4,451,924 and $12,721,742 compared to $3,612,354 and
$10,475,065 for the three and nine months ended September 30, 2000. Selling and marketing expenses increased for both the three and nine month periods ended September 30, 2001 as a result of the development and printing of marketing and sales literature and the hiring of employees in support of the VITOSS product launch in the U.S. late in the first quarter of 2001. The 2001 increase is also attributable to the commission expense to the independent commissioned sales agencies in the U.S. incurred on U.S. VITOSS product sales.

The increase from year-to-date 2000 to the same period in 2001 in research and development expenses is attributable to the further development of our product pipeline, including pre-clinical and clinical activities associated with CORTOSS and RHAKOSS. As discussed in Gross Profit above, research and development expenses decreased during the third quarter of 2001 in comparison to the same quarter last year as a result of certain costs being capitalized in inventory that are associated with the manufacturing of VITOSS. In addition, research and development expenses during the third quarter of 2001 include significant pre-production and validation costs associated with CORTOSS and RHAKOSS preclinical expenses.

Other income   During the three and nine months ended September 30, 2001 net interest income decreased as a result of lower average cash balances during 2001 in comparison to 2000, as well as lower interest rates paid on cash balances.

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

Net Loss   As a result of the above noted items, we had a net loss for the three and nine months ended September 30, 2001 of $3,456,448 and $10,345,731 as compared to net losses for the same periods in 2000 of $3,528,050 and $6,857,463, respectively. VITOSS is currently our only product being sold in the U.S., Europe, Australia and Israel. We began selling VITOSS in Europe in the fourth quarter of 2000 and began selling VITOSS in the U.S. late in the first quarter of 2001. While our goal is to reduce our net losses in future periods, we expect to continue to incur operating expenses related to U.S. regulatory approval for CORTOSS, product development efforts for RHAKOSS as well as for expanding the clinical applications for CORTOSS and VITOSS, expanding our marketing and sales activities and further development of our manufacturing capabilities. VITOSS sales to-date may not be indicative of future sales levels, and future levels of VITOSS product sales are difficult to predict at this early stage of the product launch process. During the third quarter of 2001, we received a 510(k) FDA regulatory clearance to market the IMBIBE Bone Marrow Aspirate Syringe in the United States. IMBIBE provides spine and trauma surgeons with a simple method for harvesting the patient's own bone marrow and absorbing it into VITOSS. In addition, during October 2001 we received approval to market CORTOSS for the fixation of bone screws under a CE Mark in Europe. Future sales of IMBIBE, in the U.S., and CORTOSS, in Europe, are difficult to predict. We expect to continue to incur significant operating losses for at least the next year or two.

Net Loss Per Common Share As a result of the above noted items, for the three months ended September 30, 2001, we have a net loss per common share of $(.20) on 17,130,884 weighted average common shares outstanding compared to a net loss per common share of $(.28) on 12,799,049 weighted average common shares outstanding for the same period during 2000.

For the nine months ended September 30, 2001, we have a net loss per common share of $(.65) on 15,980,190 weighted average common shares outstanding compared to a net loss per common share of $(.58) on 11,924,318 weighted average common shares outstanding for the same period during 2000.

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

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 19, 2001, we issued to Brown Simpson Partners I, Ltd. a Second Amended and Restated Common Stock Purchase Warrant to purchase 1,125,000 shares of our common stock at an exercise price of $4.00 per share. Brown Simpson subsequently transferred the warrants to S.A.C. Capital Associates, LLC and SDS Merchant Fund, L.P. In September 2001, we renegotiated the terms of the warrants with S.A.C. and SDS. The new terms of the renegotiated warrants are set forth below:

     . Warrants to purchase 625,000 shares of our common stock have an exercise price of $4.00 per share and expire on December 31, 2001; provided, however, that if the warrant holder has not been able to freely sell the shares underlying the warrants for at least 60 trading days prior to December 31, 2001 under an effective registration statement registering the resale of the shares underlying the warrants, then the expiration date of the warrants shall automatically extend to the date that is the 60th trading day on which the warrant holder has been able to freely sell the underlying shares under the registration statement. The holders of these warrants must exercise warrants to purchase an aggregate of 250,000 shares of our common stock within two trading days after the date on which the Securities and Exchange Commission declares the registration statement effective.

     . Warrants to purchase 500,000 shares of our common stock have an exercise price of $4.00 per share and expire on March 31, 2002; provided, however, that if the warrant holder has not been able to freely sell the shares underlying the warrants for at least 60 trading days prior to March 31, 2002 under an effective registration statement registering the resale of the shares underlying the warrants, then the expiration date of the warrants shall automatically extend to the date that is the 60th trading day on which the warrant holder has been able to freely sell the underlying shares under the registration statement.

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. ("Paul Royalty"). In this financing, we sold Paul Royalty a royalty interest for $5,000,000 and sold 2,582,645 shares of our Common Stock at $1.94 per share for $5,000,000, for gross proceeds of $10,000,000. The royalty interest provides for Paul Royalty to receive a royalty of 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of our VITOSS, CORTOSS and RHAKOSS products in North America and Europe through 2016, subject to certain adjustments. Upon any sale by Paul Royalty of the Common Stock purchased in the financing, we will receive credits against our royalty obligation to Paul Royalty equal to the first $5,000,000 of proceeds realized by Paul Royalty plus one third of any appreciation to the original stock purchase price. We will use the proceeds realized from this financing for clinical development, marketing programs, and working capital relating to VITOSS, CORTOSS and RHAKOSS products. Paul Royalty has the right, under certain circumstances, to cause us to repurchase their royalty interest. Paul Royalty may exercise this right upon the occurrence of a certain circumstances such as a change in control of the Company or a bankruptcy. The repurchase price shall be equal to an amount such that the repurchase price plus all other amounts previously paid to Paul Royalty, when discounted at the contract specified discount rate, equals $10,000,000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2001, we held our 2001 Annual Meeting of Shareholders. At the Annual Meeting, the following matters were submitted to a vote of our shareholders:

The following eight individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the directors of the Company:

David S. Joseph               FOR:  10,590,814
                              WITHHOLD AUTHORITY:  1,000


Paul Ducheyne, Ph.D.          FOR:  10,565,425
                              WITHHOLD AUTHORITY:  26,389

Randal R. Betz, M.D.          FOR:  10,565,425
                              WITHHOLD AUTHORITY:  26,389

Morris Cheston, Jr.           FOR:  10,565,425
                              WITHHOLD AUTHORITY:  26,389

James M. Garvey               FOR:  10,590,814
                              WITHHOLD AUTHORITY:   1,000

Robert M. Levande             FOR:  10,590,814
                              WITHHOLD AUTHORITY:   1,000

Bruce A. Peacock              FOR:  10,583,159
                              WITHHOLD AUTHORITY:   8,655

Jos B. Peeters, Ph.D.         FOR:  10,590,814
                              WITHHOLD AUTHORITY:   1,000

The Company proposed that its shareholders adopt an amendment to the Company's 1997 Equity Compensation Plan to increase the number of shares of the Company's Common Stock available for issuance pursuant to grants there under from 1,850,000 to 2,850,000. The holders of 8,177,605 shares of Common Stock voted in favor of adoption of the amendment, the holders of 14,020 shares of Common Stock
voted against the amendment, and the holders of 107,195   shares of Common Stock
abstained with respect to the adoption of the amendment. Accordingly, the proposal regarding adoption of the amendment to the 1997 Equity Compensation Plan was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

NONE

(b)  Reports on Form 8-K.

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ORTHOVITA, INC.
                                      (Registrant)




November 13, 2001                     By:  /s/  Bruce A. Peacock
                                           ---------------------

                                      Bruce A. Peacock
                                      Chief Executive Officer and President
                                      (Principal executive officer)

November 13, 2001                     By:  /s/  Joseph M. Paiva
                                           --------------------

                                      Joseph M. Paiva
                                      Vice President and Chief Financial Officer
                                      (Principal financial and accounting
                                      officer)