Form 10-Q
period 2002-03-31
ORTHOVITA INC
filed 2002-05-13
CIK 913756

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Quarterly Period Ended March 31, 2002 .
                                                        ----------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period from ______ to ______.

Commission File Number     0-24517   .
                       ---------------


                                 ORTHOVITA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Pennsylvania                              23-2694857
----------------------------------------------  --------------------------------
(State or Other Jurisdiction of Incorporation   (I.R.S. Employer Identification
               or Organization)                             Number)

    45 Great Valley Parkway, Malvern, PA                    19355
----------------------------------------------  --------------------------------
   (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area
                   Code                                  (610) 640-1775
                                                --------------------------------

                                 Not Applicable
         --------------------------------------------------------------------
         Former Name, Former Address and Former Fiscal Year, If Changed Since
                                   Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X        No ____
                                    -----


Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                                Outstanding as of May 7, 2002
----------------------------                    -----------------------------
Common Stock, par value $.01                          20,012,311 Shares


This Report Includes a Total of 25 Pages

                        ORTHOVITA, INC. AND SUBSIDIARIES

                                      INDEX

    PART I -
    FINANCIAL                                                              Page
    INFORMATION                                                           Number

                        Item 1.    Financial Statements
                                   Consolidated Balance Sheets -
                                   March 31, 2002 and December
                                   31, 2001                                    3

                                   Consolidated Statements of
                                   Operations -  Three months ended
                                   March 31, 2002 and 2001                     4

                                   Consolidated Statements of Cash
                                   Flows -  Three months ended
                                   March 31, 2002 and 2001                     5

                                   Notes to Consolidated Financial
                                   Statements                             6 - 12

                        Item 2.    Management's Discussion and
                                   Analysis of Financial Condition
                                   and Results of Operations             13 - 24

                        Item 3.    Quantitative and Qualitative
                                   Disclosures About Market Risk              24


    PART II -
    OTHER
    INFORMATION

                        Item 2.    Changes in Securities and Use
                                   of Proceeds                                25

                        Item 5.    Other Information                          25

                        Item 6.    Exhibits and Reports on Form 8-K           25

                                   Signatures                                 25

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        ORTHOVITA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31, 2002           December 31, 2001
                                                                              --------------           -----------------
ASSETS                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (Notes 2 and 4)                                   $    8,883,705           $      12,906,557
  Accounts receivable, net                                                         1,134,658                     983,467
  Inventories (Note 3)                                                             1,762,388                   1,606,333
  Other current assets                                                               166,508                     125,022
                                                                              --------------           -----------------
     Total current assets                                                         11,947,259                  15,621,379
                                                                              --------------           -----------------

PROPERTY AND EQUIPMENT, net                                                        5,575,184                   5,433,353
                                                                              --------------           -----------------

OTHER ASSETS                                                                         158,111                     158,111
                                                                              --------------           -----------------

                                                                              $   17,680,554           $      21,212,843
                                                                              ==============           =================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term capital lease obligations                      $      433,827           $         482,420
  Accounts payable                                                                   574,682                   1,010,423
  Accrued compensation and related expenses                                          590,411                     624,168
  Other accrued expenses                                                           1,103,272                     790,765
                                                                              --------------           -----------------
     Total current liabilities                                                     2,702,192                   2,907,776
                                                                              --------------           -----------------

LONG-TERM LIABILITIES:
  Other long-term liabilities                                                         75,375                      62,000
  Capital lease obligations                                                          388,427                     350,519
  Revenue interest obligation (Note 4)                                             7,167,700                   5,222,107
                                                                              --------------           -----------------
  Total long-term liabilities                                                      7,631,502                   5,634,626
                                                                              --------------           -----------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Notes 4 and 5):
  Preferred Stock, $.01 par value, 20,000,000 shares
   authorized, no shares issued and outstanding                                          ---                         ---
  Common Stock, $.01 par value, 50,000,000 shares
   authorized, 20,873,193 and 20,874,536 shares issued                               208,732                     208,745
  Additional paid-in capital                                                      73,993,772                  74,066,082
  Less: Treasury stock, 860,882 shares                                            (1,945,593)                        ---
  Accumulated deficit                                                            (64,942,876)                (61,599,522)
  Accumulated other comprehensive income (loss)                                       32,825                      (4,864)
                                                                              --------------           -----------------
     Total shareholders' equity                                                    7,346,860                  12,670,441
                                                                              --------------           -----------------

                                                                              $   17,680,554           $      21,212,843
                                                                              ==============           =================

                     The accompanying notes are an integral part of
                               these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                          March 31
                                                   2002                 2001
                                                   ----                 ----
                                                         (Unaudited)

  PRODUCT SALES  (Note 6)                      $ 1,838,389         $    226,406
                                               -----------         ------------

  COST OF SALES (Note 6)                           333,961               19,400
                                               -----------         ------------

  Gross profit                                   1,504,428              207,006
                                               -----------         ------------

OPERATING EXPENSES:
  General and administrative                     1,213,055              909,033
  Selling and marketing                          1,873,291            1,171,308
  Research and development                       1,728,740            1,821,394
                                               -----------         ------------

  Total operating expenses                       4,815,086            3,901,735
                                               -----------         ------------

     Operating loss                             (3,310,658)          (3,694,729)

INTEREST EXPENSE                                    (7,346)             (36,561)
REVENUE INTEREST EXPENSE (Note 4)                  (67,738)                 ---
INTEREST INCOME                                     42,388               65,493
NET GAIN ON SALE OF PRODUCT LINE (Note 6)              ---              375,000
                                               -----------         ------------

NET LOSS                                       $(3,343,354)        $ (3,290,797)
                                               ===========         ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED   $      (.16)        $       (.23)
                                               ===========         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED
                                                20,773,190           14,175,731
                                               ===========         ============


        The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                       2002            2001
                                                                                       ----            ----
                                                                                            (Unaudited)
OPERATING ACTIVITIES:
Net loss                                                                           $(3,343,354)   $ (3,290,797)
Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation and amortization                                                        251,741         323,396
  Amortization of deferred compensation                                                    ---          24,375
  Common Stock options and warrants issued for services rendered                        27,934          25,622
  Loss on disposal of property and equipment                                             2,528          12,692
  Net gain on sale of product line                                                         ---        (375,000)
                                                                                   -----------    -------------
Net cash used in operations                                                         (3,061,151)     (3,279,712)
  (Increase) decrease in -
    Accounts receivable                                                               (151,191)       (149,159)
    Inventories                                                                       (156,055)       (492,483)
    Other current assets                                                               (41,486)         (1,129)
    Other assets                                                                           ---             (25)
  Increase (decrease) in -
    Accounts payable                                                                  (435,741)        228,578
    Accrued compensation and related expenses                                          (33,757)       (367,693)
    Other accrued expenses                                                             198,406         250,347
                                                                                   -----------    ------------

        Net cash used in operating activities                                       (3,680,975)     (3,811,276)
                                                                                   -----------    ------------

INVESTING ACTIVITIES:
  Decrease in restricted cash                                                              ---         375,000
  Purchase of property and equipment                                                  (271,100)       (758,895)
                                                                                   -----------    ------------

    Net cash used in investing activities                                             (271,100)       (383,895)
                                                                                   -----------    ------------

FINANCING ACTIVITIES:
  Proceeds from short term bank borrowings                                                 ---       1,440,000
  Repayments of capital lease obligations                                             (135,685)       (183,337)
  Net proceeds from sale of Common Stock and warrants                                      ---       9,702,500
  Proceeds from exercise of Common Stock options and warrants and
    Common Stock purchased under the Employee Stock Purchase Plan                       27,219          39,758
                                                                                   -----------    ------------

    Net cash (used in) provided by financing activities                               (108,466)     10,998,921
                                                                                   -----------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            37,689         (45,255)
                                                                                   -----------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (4,022,852)      6,758,495
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      12,906,557       3,614,626
                                                                                   -----------    ------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 8,883,705    $ 10,373,121
                                                                                   ===========     ==========

        The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company:

Orthovita, Inc. ("Orthovita" or the "Company") is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic, biologically active, tissue engineering products for restoration of the human skeleton. Our focus is on developing products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. We have developed several products to date:

     .  VITOSS(TM) Scaffold Synthetic Cancellous Bone Void Filler;
          . IMBIBE(TM) Bone Marrow Aspirate Syringe to be used with VITOSS; . CORTOSS(TM) Synthetic Cortical Bone Void Filler; and
          .  ALIQUOT(TM) Microdelivery System to be used with CORTOSS.

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

We received regulatory clearance for VITOSS in the U.S. from the United States Food and Drug Administration ("FDA") in December 2000 and the CE Mark in the European Union from our Notified Body in July 2000. The CE Mark permits us to sell VITOSS in all of the countries of the European Union, as well as in other countries such as Switzerland and Israel that have adopted the European Union's regulatory standards. These regulatory approvals allow us to market VITOSS for use as a cancellous bone void filler for bony voids or gaps of the skeletal system, including the extremities, spine and pelvis. We also received regulatory approval in March 2001 to sell VITOSS for this use in Australia. We launched VITOSS in Europe in October 2000 and in the United States in February 2001. In April 2001, we entered into an agreement with Japan Medical Dynamic Marketing, Inc. ("MDM"), an orthopaedic company, under which MDM will initiate clinical studies necessary to apply for regulatory approval to market VITOSS in Japan. These clinical studies in Japan have not yet been initiated.

In September 2001, we received regulatory clearance in the United States from the FDA to market IMBIBE for use as a bone marrow aspiration syringe. IMBIBE provides spine and trauma surgeons with a simple method for harvesting a patient's own bone marrow, mixing it with VITOSS and delivering the mixture to the bone graft site.

We received the CE Mark for CORTOSS in October 2001 in the European Union and regulatory approval in March 2001 in Australia, which allows us to sell CORTOSS in these territories, as well as in other countries, such as Switzerland and Israel, that have adopted the European Union's regulatory standards, for use in screw augmentation procedures. Screw augmentation is a procedure for the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. In addition, we are conducting post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. We are also pursuing clinical studies of CORTOSS in Europe in order to seek approval for the use of CORTOSS in vertebral augmentation. During 2001, we received conditional approval from the FDA to conduct a pilot clinical study in the U.S. for the use of CORTOSS for vertebral augmentation. In addition, during 2002, we received approval from the FDA to conduct a pivotal clinical study in the U.S. for the use of CORTOSS in long bone screw augmentation. There can be no assurance that the data from any such clinical trials will support FDA clearance or approval to market this product for these uses.

Our ALIQUOT Microdelivery System facilitates the effective delivery of our CORTOSS product directly to the surgical site. A two-part system of catheter and dispenser is designed to assure effective delivery of CORTOSS in screw augmentation procedures.

RHAKOSS is under development and is designed to mimic the strength and flexibility characteristics of bone, as well as its radiopacity, which means its degree of transparency to x-rays and other radiation. RHAKOSS can be manufactured into any size or shape to optimize anatomic fit. RHAKOSS is being designed to address the needs of the vertebral interbody fusion and spinal reconstruction markets. We initiated human clinical studies for our RHAKOSS spinal implants during April 2002 in Europe. There can be no assurance that the data from such clinical trials will result in obtaining the CE Mark necessary to sell RHAKOSS in the European Union.

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

Our operations are subject to certain risks including, but not limited to, the need to successfully commercialize both VITOSS in the U.S., Europe, Australia and Israel, and CORTOSS in Europe, Australia and Israel. We also need to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and RHAKOSS in the U.S. and Europe. We have incurred losses each year since our inception in 1993, and we expect to continue to incur losses for at least the next several years. As of March 31, 2002, we had an accumulated deficit of $64,942,876. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. We do not expect sales to generate cash flow in excess of operating expenses for at least the next several years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash of $8,883,705 as of March 31, 2002, will be sufficient to meet our currently estimated operating and investing requirements into early 2003; however, if we do not raise additional cash before September 30, 2002, we may be required to curtail or limit certain marketing support and research and development activities in order to remain compliant with certain financial covenants (see Note 4). A curtailment of certain activities would delay development of certain of our products. We will need to raise additional funds by the fourth quarter of 2002 to meet the Nasdaq National Market's continuing listing requirements if the per share bid price of our Common Stock remains below $3.00. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or royalty payment arrangements. Any such required financing may not be available in amounts or on terms acceptable to us.

Basis of Presentation

Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of financial statements requires that we make assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission, which includes financial statements as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly-owned subsidiaries including, Vita Licensing, Inc. and Vita Special Purpose Corp., which were established to hold all intellectual property. We have eliminated all intercompany balances in consolidation.

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is generally computed assuming the conversion or exercise of all dilutive securities such as Common Stock options and warrants; however, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2002 and 2001, because they were anti-dilutive due to our losses.

Revenue Recognition

Revenue from product sales is recognized upon the receipt of a valid order and shipment to our distributor customers in Europe, Australia and Israel. In the U.S., product sales revenue is recognized upon the receipt of a valid order and shipment of the product to the end user hospital. We do not allow product returns or exchanges. In addition, collection of the customers' receivable balance must be deemed probable. We maintain an accounts receivable allowance for an estimated amount of losses that may result from customers' inability to pay for product purchased. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out basis, or FIFO, method. We would write down our inventory, if necessary, by estimating the potential for future loss based on a variety of factors, including the quantity of particular items, their prospect for replacement or obsolescence and the remaining shelf life. If actual market conditions were to be less favorable than those projected by management and demand decreased, inventory write-downs would be required. As of March 31, 2002 and December 31, 2001, we have not needed to write down our inventory.

2. CASH AND CASH EQUIVALENTS:

We invest excess cash in highly, liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2002 and December 31, 2001, we invested all excess cash in cash equivalents and short-term investments; however, if long-term investments are held, such investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in a separate component of shareholders' equity. As further discussed in Note 4, covenants under our revenue interest agreement require us to maintain specified levels of aggregate cash, cash equivalents and short-term investments.

As of March 31, 2002, cash and cash equivalents consisted of the following:

                                                Gross      Gross
                                             Unrealized  Unrealized  Fair Market
                             Original Cost      Gains      Losses       Value
                             -------------      -----      ------       -----

Cash and cash equivalents     $ 8,883,705      $   ---    $   ---    $ 8,883,705
Short-term investments                ---          ---        ---            ---
                              -----------      -------    -------    -----------
                              $ 8,883,705      $   ---    $   ---    $ 8,883,705
                              ===========      =======    =======    ===========

3. INVENTORIES:

Inventories are stated at the lower of cost or market on a first-in, first-out basis. As of March 31, 2002 and December 31, 2001, inventories consisted of the following:

                                      March 31, 2002     December 31, 2001
                                      --------------     -----------------
Raw materials ...................         $   62,566           $   108,960
Work-in-process .................            361,673               752,079
Finished goods ..................          1,338,149               745,294
                                          ----------           -----------
                                          $1,762,388           $ 1,606,333
                                          ==========           ===========

The VITOSS product sold during the first three months of 2001 was produced prior to the receipt of regulatory approval for VITOSS. In accordance with SFAS No. 2 "Accounting for Research and Development Costs," the costs of that material were recorded in research and development expense when produced and, accordingly, were not reflected in cost of sales when later sold.

4. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Royalty. We will use the proceeds realized from this financing for clinical development, marketing programs and working capital relating to our VITOSS, CORTOSS and RHAKOSS products. In this financing, we sold Paul Royalty a revenue interest and 2,582,645 shares of our Common Stock, for aggregate gross proceeds of $10,000,000.

The net proceeds of the financing were first allocated to the fair value of the Common Stock on the date of the transaction, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation. Given that the products subject to the revenue interest have only recently been approved and marketed or are still under development, we, as of March 31, 2002, and for the forseeable future, cannot make a reasonable estimate of their future sales levels and the related revenue interest obligation. Accordingly, in 2002 and the foreseeable future, we will charge revenue interest expense as payments due under the revenue interest obligation are incurred.

On March 22, 2002, the agreement with Paul Royalty was modified whereby Paul Royalty exchanged 860,882 shares of our Common Stock for elimination of certain potential credits allowable to us against our revenue interest obligation, as well as a reduction in the amount required to repurchase Paul Royalty's revenue interest if a repurchase event described below were to occur. This modification was accounted for as a treasury stock transaction with a decrease to shareholders' equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification to the transaction of $2.26 per share, or $1,945,593.

The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of our VITOSS, CORTOSS and RHAKOSS products in North America and Europe through 2016, subject to certain adjustments. Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to our VITOSS, CORTOSS and RHAKOSS products in North America and Europe and the 12% royalty interest we pay to Vita Licensing, Inc., our wholly-owned subsidiary, on the sales of our products (collectively, the "Pledged Assets"). We are also required to maintain:

-cash and cash equivalent balances equal to or greater than the product of (i)
1.5 and (ii) total operating losses, net of non-cash charges, for the preceding fiscal quarter; and

-total shareholders' equity of at least $8,664,374; provided, however, that under the provisions of the agreement with Paul Royalty, when calculating shareholders' equity for the purposes of the financial covenants, the revenue interest obligation is included in shareholders' equity.

As of March 31, 2002 and December 31 2001, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders' equity, Paul Royalty can demand that we repurchase their revenue interest.

In addition to the financial covenants described above, Paul Royalty has the right to cause us to repurchase their revenue interest upon the occurrence of certain events, including:

-a judicial decision that has a material adverse effect on our business, operations, assets or financial condition;

-the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments;
-a voluntary or involuntary bankruptcy that involves us or our wholly-owned subsidiary, Vita Special Purpose Corp.;
-our insolvency;
-a change in control of our company;
-the breach of a representation, warranty or certification made by us in the agreements with Paul Royalty that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice thereof from Paul Royalty.

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. The repurchase price targets an internal rate of return for Paul Royalty's $10,000,000 investment ranging up to 45% net of revenue interest amounts paid by us to Paul Royalty during the term of the revenue sharing agreement. The March 22, 2002 amendment to our agreement with Paul Royalty reduced by $3,333,333 the amount that would be due to Paul Royalty should any such repurchase event described above occur in the future, and result in Paul Royalty requiring us to repurchase its revenue interest. If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we are insolvent or involved in a voluntary or involuntary bankruptcy. No repurchase events or foreclosures have occurred as of March 31, 2002. As of March 31, 2002, if the repurchase event had been triggered and Paul Royalty exercised their right to require us to repurchase their revenue interest, we would have owed Paul Royalty $8,595,679.

If we know that we will not be in compliance with our covenants under the Paul Royalty agreement, we will be required to adjust the revenue interest obligation to equal the amount required to repurchase their revenue interest. As of March 31, 2002, we believe that we will remain in compliance for the foreseeable future, with all covenants and terms of the revenue interest obligation.

5. SHAREHOLDERS' EQUITY:

Treasury Stock

On March 22, 2002, the agreement with Paul Royalty was modified whereby it exchanged 860,882 shares of our Common Stock for elimination of certain potential credits allowable to us against our revenue interest obligation, as well as a reduction in the amount required to repurchase Paul Royalty's revenue interest if a repurchase event were to occur (see Note 4). This modification was accounted for as a treasury stock transaction with a decrease to shareholders' equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification to the transaction of $2.26 per share, or $1,945,593.

Stock Options

During the three months ended March 31, 2002, stock options to purchase 10,000 shares of Common Stock were exercised for proceeds of $17,000. Additionally, during the three months ended March 31, 2002, we issued stock options for the purchase of 20,000 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $27,934.

Employee Stock Purchase Plan

During the three months ended March 31, 2002, 4,907 shares of Common Stock were purchased by the Employee Stock Purchase Plan for proceeds of $10,219.

Common Stock Purchase Warrants

During April 2002, warrants to purchase 547,010 shares of Common Stock at an exercise price of $4.25 per share expired unexercised.

6. PRODUCT SALES, COST OF SALES AND NET GAIN ON SALE OF PRODUCT LINE:

We initiated sales of VITOSS in Europe and the United States in October 2000 and February 2001, respectively. CORTOSS sales were initiated in Europe during December 2001. For the three months ended March 31, 2002 and 2001, product sales of VITOSS and CORTOSS by geographic market were as follows:

                                           For the three months ended
PRODUCT SALES:                          March 31, 2002     March 31, 2001
                                        --------------     --------------

United States                            $  1,665,778        $     ---
Outside the United States                     172,611          226,406
                                         ------------        ---------
   Total product sales                   $  1,838,389        $ 226,406
                                         ============        =========

In March 2000, we sold our BIOGRAN(TM) dental grafting product line for $3,900,000 and received proceeds of $3,500,000 with an additional $400,000 held in a restricted cash escrow account until March 2001. We realized a net gain on the transaction of approximately $375,000 for three months ended March 31, 2001.

7. COMMITMENTS AND CONTINGENCIES:

Revenue Interest Expense

We are obligated to pay to Paul Royalty revenue interest of 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of our VITOSS, CORTOSS and RHAKOSS products in North America and Europe through 2016, subject to certain adjustments. In addition, Paul Royalty has the right to cause us to repurchase its revenue interest upon the occurrence of certain events (see Note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The use of the words "Orthovita," the "Company," "we," "us" or "our" herein refers to Orthovita, Inc. together with its subsidiaries. In addition to historical facts or statements of current conditions, this report contains forward-looking statements that address, among other things, the generation of revenues through sales of our approved products, sufficiency of available resources to fund operations, and the timing of regulatory approvals for our products under development. When used in this Form 10-Q, the words "may," "will," "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, but are not the exclusive expressions of forward-looking statements. Forward-looking statements are based on current expectations of future events that involve risks and uncertainties; therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Furthermore, we undertake no obligation to publicly update any forward-looking statements. We claim the protections afforded by the Private Securities Litigation Reform Act of 1995, as amended, for our forward-looking statements. There are important facts that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation the following risk factors that are addressed in greater detail in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks Related to Our Business" section of our Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the U.S. Securities and Exchange Commission:

- We are dependent on the commercial success of CORTOSS and VITOSS;
- We may be unable to increase sales of our approved products;
- We may not be able to operate an effective sales and distribution network;
- We may not train a sufficient number of surgeons to create demand for our products.
- If healthcare providers cannot obtain third-party reimbursement for procedures using our products, we may never become profitable;
- We have experienced negative cash flows since our inception;
- If we fail to obtain and maintain regulatory approvals necessary to sell our products, sales could be delayed or never realized;
- If we do not manage commercial scale manufacturing capability and capacity for our products, our product sales may suffer;
- It may be difficult to operate in international markets;
- If losses continue in the long term, it could limit our growth and slow our generation of revenues;
- If we fail to meet our obligations under a revenue sharing agreement, the investor thereunder could foreclose on certain assets that are essential to our operations, and we may be required to repurchase from that investor its right to receive revenues on certain of our product sales;
- Our results of operations may fluctuate due to factors out of our control;
- Our business will be damaged if we are unable to protect our proprietary rights to the technologies used in our products;
- We may lack the financial resources needed to respond to technological changes and other actions by competitors;
- We may acquire technologies or companies in the future, and these acquisitions could result in dilution to our shareholders;

- Provisions of Pennsylvania law or our Articles of Incorporation may deter a third party from seeking to obtain control of us;
- Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters;
- We do not intend to pay cash dividends;
- Our stock price is volatile;
- If our shares are delisted from the Nasdaq National Market, it may be difficult to sell your investment in our company;
- If we are sued in a product liability action, we could be forced to pay substantial damages; and
- Our business could suffer if we cannot attract and retain the services of key employees.

In addition, our performance and financial results could differ materially from those reflected in the forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopaedic and medical device industries, as well as the more specific risks discussed in this report.

Overview

Orthovita, Inc. ("Orthovita" or the "Company") is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic, biologically active, tissue engineering products for restoration of the human skeleton. Our focus is on developing products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. We have developed several products to date:

     .  VITOSS(TM) Scaffold Synthetic Cancellous Bone Void Filler;
         . IMBIBE(TM) Bone Marrow Aspirate Syringe to be used with VITOSS; . CORTOSS(TM) Synthetic Cortical Bone Void Filler; and
         .  ALIQUOT(TM) Microdelivery System to be used with CORTOSS.

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

We received regulatory clearance for VITOSS in the U.S. from the United States Food and Drug Administration ("FDA") in December 2000 and the CE Mark in the European Union from our Notified Body in July 2000. The CE Mark permits us to sell VITOSS in all of the countries of the European Union, as well as in other countries such as Switzerland and Israel that have adopted the European Union's regulatory standards. These regulatory approvals allow us to market VITOSS for use as a cancellous bone void filler for bony voids or gaps of the skeletal system, including the extremities, spine and pelvis. We also received regulatory approval in March 2001 to sell VITOSS for this use in Australia. We launched VITOSS in Europe in October 2000 and in the United States in February 2001. In April 2001, we entered into an agreement with Japan Medical Dynamic Marketing, Inc. ("MDM"), an orthopaedic company, under which MDM will initiate clinical studies necessary to apply for regulatory approval to market VITOSS in Japan. These clinical studies in Japan have not yet been initiated.

In September 2001, we received regulatory clearance in the United States from the FDA to market IMBIBE for use as a bone marrow aspiration syringe. IMBIBE provides spine and trauma surgeons with a simple method for harvesting a patient's own bone marrow, mixing it with VITOSS and delivering the mixture to the bone graft site.

We received the CE Mark for CORTOSS in October 2001 in the European Union and regulatory approval in March 2001 in Australia, which allows us to sell CORTOSS in these territories, as well as in other countries, such as Switzerland and Israel, that have adopted the European Union's regulatory standards, for use in screw augmentation procedures. Screw augmentation is a procedure for the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. In addition, we are conducting post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. We are also pursuing clinical studies of CORTOSS in Europe, in order to seek approval for the use of CORTOSS in vertebral augmentation. During 2001, we received conditional approval from the FDA to conduct a pilot clinical study in the U.S. for the use of CORTOSS for vertebral augmentation. In addition, during 2002, we received approval from the FDA to conduct a pivotal clinical study in the U.S. for the use of CORTOSS in long bone screw augmentation. There can be no assurance that the data from any such clinical trials will support FDA clearance or approval to market this product for these uses.

Our ALIQUOT Microdelivery System facilitates the effective delivery of our CORTOSS product directly to the surgical site. A two-part system of catheter and dispenser is designed to assure effective delivery of CORTOSS in screw augmentation procedures.

RHAKOSS is under development and is designed to mimic the strength and flexibility characteristics of bone, as well as its radiopacity, which means its degree of transparency to x-rays and other radiation. RHAKOSS can be manufactured into any size or shape to optimize anatomic fit. RHAKOSS is being designed to address the needs of the vertebral interbody fusion and spinal reconstruction markets. We initiated human clinical studies for our RHAKOSS during April 2002 in Europe. There can be no assurance that the data from such clinical trials will result in obtaining the CE Mark necessary to sell RHAKOSS in the European Union.

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

Our operations are subject to certain risks including but not limited to, the need to successfully commercialize both VITOSS in the U.S., Europe, Australia and Israel, and CORTOSS in Europe, Australia, and Israel. We also need to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and RHAKOSS in the U.S. and Europe. We have incurred losses each year since our inception in 1993, and we expect to continue to incur losses for at least the next several years. As of March 31, 2002, we had an accumulated deficit of $64,942,876. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. We do not expect sales to generate cash flow in excess of operating expenses for at least the next several years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash of $8,883,705 as of March 31, 2002, will be sufficient to meet our currently estimated operating and investing requirements into early 2003; however, if we do not raise additional cash before September 30, 2002, we may be required to curtail or limit certain marketing support and research and development activities in order to remain compliant with certain financial covenants (see Note 4). A curtailment of certain activities would delay development of certain of our products. We will need to raise additional funds by the fourth quarter of 2002 to meet the Nasdaq National Market's continuing listing requirements if the bid price per share of our Common Stock remains below $3.00 per share. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or royalty payment arrangements. Any such required financing may not be available in amounts or on terms acceptable to us.

Certain Risks Related to Our Business

Additional specific risks, to which our performance and financial results are subject, are detailed in our Annual Report on Form 10-K for the year ended December 31, 2001 and include the following:

We are dependent on the commercial success of CORTOSS and VITOSS.

     We are highly dependent on successfully selling our products for which we have received regulatory approval. We expect approvals for our products under development, if obtained at all, to take several years. To date, we have received regulatory approval to market VITOSS and CORTOSS for specified uses in the European Union, Australia and countries adhering to the regulatory standards of the European Union. We have also received regulatory clearance to market VITOSS in the United States. Certain factors that could affect sales of VITOSS and CORTOSS include the following:

We may be unable to increase sales of our approved products.

We may not be able to operate an effective sales and distribution network.

We may not train a sufficient number of surgeons to create demand for our products.

If healthcare providers cannot obtain third-party reimbursement for procedures using our products, or if such reimbursement is inadequate, we may never become profitable.

If we are unable to raise additional capital in the future, our product development will be limited and our long term viability may be threatened; if we raise additional capital, your percentage ownership as a shareholder of Orthovita will decrease and constraints could be placed on the operation of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our Common Stock. We do not expect sales to generate cash flow in excess of operating expenses for at least the next several years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash of $8,883,705 as of March 31, 2002, will be sufficient to meet our currently estimated operating and investing requirements into early 2003; however, if we do not raise additional cash prior to September 30, 2002, we may be required to curtail or limit certain marketing support and research and development activities in order to remain compliant with our Paul Royalty financial covenants. A curtailment of certain activities would delay development of certain of our products. We will need to raise additional funds by the fourth quarter of 2002 to meet the Nasdaq National Market's continuing listing requirements if the per share bid price of our Common Stock remains below $3.00. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or royalty payment arrangements. Any such required financing may not be available in amounts or on terms acceptable to us. Factors that may cause our future capital requirements to be greater than anticipated include:

     -unforeseen developments during our pre-clinical and clinical trials; -timing of receipt of required regulatory approvals;
     -unanticipated expenditures in research and development or manufacturing activities;
     -delayed market acceptance of our products;
     -unanticipated expenditures in the acquisition and defense of intellectual property rights; or
     -the failure to develop strategic alliances for the marketing of some of our products.

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

It may be difficult to operate in international markets.

If losses continue in the long term, it could limit our growth and slow our generation of revenues.

If we fail to meet our obligations under a revenue sharing agreement, we may be required to repurchase from an investor its right to receive revenues on certain of our product sales, and the investor could foreclose on certain assets that are essential to our operations.

     During October 2001, we completed a $10,000,000 product development and equity financing with Paul Royalty. In this financing, we sold Paul Royalty a revenue interest and shares of our Common Stock.

     The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This royalty percentage can increase if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe, and the 12% royalty interest we pay to Vita Licensing, Inc., our wholly-owned subsidiary, on the sales of our products (collectively, the "Pledged Assets"). We are also required to maintain:

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

     As of March 31, 2002 and December 31, 2001, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders' equity, Paul Royalty can demand that we repurchase its revenue interest.

     In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Paul Royalty's right to cause us to repurchase its revenue interest:

     -a judicial decision that has a material adverse effect on our business, operations, assets or financial condition;
     -the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments;
     -a voluntary or involuntary bankruptcy that involves us or our wholly-owned subsidiary, Vita Special Purpose Corp.;
     -our insolvency;
     -a change in control of our company;
     -the breach of a representation, warranty or certification made by us in the agreements with Paul Royalty that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice thereof from Paul Royalty.

     We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. The repurchase price targets an internal rate of return for Paul Royalty's $10,000,000 investment ranging up to 45% net of revenue interest amounts paid by us to Paul Royalty during the term of the revenue sharing agreement. The March 2002 amendment reduced by $3,333,333 the amount that would be due to Paul Royalty should any such repurchase event described above occur in the future, and result in Paul Royalty requiring us to repurchase its revenue interest. If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we are insolvent or are involved in a voluntary or involuntary bankruptcy. No repurchase events or foreclosures have occurred as of March 31, 2002. As of March 31, 2002, if the repurchase event had been triggered and Paul Royalty exercised their right to require us to repurchase their revenue interest, we would have owed Paul Royalty $8,595,679.

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

We do not intend to pay any cash dividends.

Our stock price may be volatile.

If our shares are delisted from the Nasdaq National Market, it may be difficult to sell your investment in our company.

If we are sued in a product liability action, we could be forced to pay substantial damages, and the attention of our management team may be diverted from operating our business.

Our business could suffer if we cannot attract and retain the services of key employees.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from the sale of our Common Stock. Cash and cash equivalents were $8,883,705 at March 31, 2002, and $12,906,557 at December 31, 2001, representing 50.2% and 60.8% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds.

The following is a summary of selected cash flow information for the three months ended March 31, 2002 and 2001:

                                                           Three Months Ended March,
                                                            2002              2001
                                                            ----              ----
Net loss                                                $(3,343,354)     $ (3,290,797)

Adjustments for non-cash operating items                    282,203            11,085
                                                        -----------      ------------

Net cash operating loss                                  (3,061,151)       (3,279,712)

Net change in assets and liabilities                       (619,824)         (531,564)
                                                        -----------      ------------

Net cash used in operating activities                    (3,680,975)       (3,811,276)
                                                        ===========      ============

Net cash used in investing activities                      (271,100)         (383,895)
                                                        ===========      ============

Net cash (used in) provided by financing activities        (108,466)       10,998,921
                                                        ===========      ============

Net cash used in operating activities

Operating Cash Inflows -

Operating cash inflows for the first quarter of 2002 have been derived from VITOSS and CORTOSS product sales. We have also received cash inflows from interest income on cash equivalents and short-term investments.

With respect to the first quarter of 2001, operating cash inflows have been derived from VITOSS product sales, and we received cash inflows from interest income on short-term investments.

Operating Cash Outflows -

Our operating cash outflows for 2002 have continued to be primarily used for manufacturing process development, and pre-clinical and clinical activities in preparation for regulatory filings of our products in development. In addition, funds have been used for the production of inventory, increase in sales and marketing staffing, development of marketing materials related to the commercialization of VITOSS and CORTOSS products, and payment of sales commissions.

Operating Cash Flow Requirements Outlook -

We do not expect sales to generate cash flow in excess of operating expenses for at least the next several years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating activities. We began selling VITOSS in Europe in the fourth quarter of 2000, and in the United States late in the first quarter of 2001. During the third quarter of 2001, we received a 510(k) FDA regulatory clearance to market the IMBIBE Bone Marrow Aspirate Syringe in the United States. Late in the fourth quarter of 2001, we began selling CORTOSS in Europe for the fixation of bone screws under a CE Mark.

Future cash flow levels from VITOSS, CORTOSS and IMBIBE product sales are difficult to predict at this stage of the products' launches. None of our product sales to date may be indicative of future sales levels. VITOSS and CORTOSS sales levels in Europe may fluctuate due to the timing of any distributor stocking orders and may experience seasonal slowdowns during the summer months. Sales of VITOSS and IMBIBE in the U.S. may fluctuate due to the timing of orders from hospitals and may fluctuate due to changes in our distribution network and sales management.

Any future cash flows from CORTOSS are dependent upon the successful controlled launch of the product in Europe during 2002. Beginning in December 2001, we initiated a controlled launch of CORTOSS in selected European countries. CORTOSS was sold to up to three teaching institutions in each of the selected European countries. Our plan is to utilize these teaching institutions in each country as centers for the training of surgeons from other institutions within their respective countries. We expect to have CORTOSS available in most of the major markets in Europe by the middle of 2002, and to have CORTOSS generally available in Europe during the second half of 2002.

There may be future quarterly fluctuations in spending. We expect that our sales commission expense may increase at a higher rate than any increase in VITOSS product sales in the United States as we make enhancements to our sales commission program. In addition, we expect increases in the use of cash to build inventory and fund receivables. We also expect to continue to use cash in operating activities associated with research and development, including clinical trials for CORTOSS and RHAKOSS, manufacturing process development, and pre-launch marketing activities in support of our other products under development as well as the associated marketing and sales activities with VITOSS in the United States, and with VITOSS and CORTOSS in Europe, Australia and Israel.

Finally, we have entered into and may enter into additional financing arrangements where we pay revenue sharing amounts on the sales of certain products. These arrangements can increase expenses related to the sale of our products.

Net cash used in investing activities

We have invested $271,100 and $758,895 for the three months ended March 31, 2002 and 2001, respectively, primarily for the purchase of leasehold improvements, manufacturing equipment and research and development equipment in order to further expand our product development and manufacturing capabilities.

During March 2001, we received $375,000 from the escrow account that had been established in connection with the March 2000 sale of our BIOGRAN dental grafting product line to Implant Innovations, Inc. Of the original escrow amount of $400,000, $25,000 continues to be held in escrow for costs related to certain patent litigation.

Investing Cash Outlook -

We anticipate capital spending for improvements to manufacturing processes at our facilities. Accordingly, we expect the rate at which we invest funds in 2002 related to improvements to our leased office and manufacturing facilities to be relatively stable compared to 2001. We anticipate new capital spending will be required in support of the RHAKOSS program.

Net cash provided by financing activities

During the first three months of 2002 and 2001, we received $27,219 and $39,758, respectively, from stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan. In addition, $135,685 and $183,337 was used to repay capital lease obligations during the first three months of 2002 and 2001, respectively. In the first quarter of 2001, we borrowed $1,440,000 on a line of credit with our bank, and we paid the line in full during April 2001. Additionally, in the first quarter of 2001, we sold 2,541,894 shares of our Common Stock in two separate private equity financings, raising aggregate net proceeds of approximately $9,702,500.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock's market price, as well as the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next several years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash of $8,883,705 as of March 31, 2002 will be sufficient to meet our currently estimated operating and investing requirements into early 2003; however, if we do not raise additional cash by September 30, 2002, we may be required to curtail or limit certain marketing support and research and development activities in order to remain compliant with our Paul Royalty financial covenants. A curtailment of certain activities would delay development of certain of our products. We will need to raise additional funds by the fourth quarter of 2002 to meet the Nasdaq National Market's continuing listing requirements if the per share bid price of our Common Stock remains below $3.00. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or royalty payment arrangements. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources." A summary of net product sales and expenses for the three months ended March 31, 2002 and 2001, are as follows:

--------------------------------------------------------------------------------
                                          Three Months Ended     % Increase
                                               March 31,          (Decrease)
                                          2002          2001     2002 vs. 2001
                                          ----          ----     -------------
Product Sales                         $ 1,838,389   $    226,406     712%
                                      -----------   ------------

Gross Profit                            1,504,428        207,006     627
                                      -----------    -----------

General and Administrative Expenses     1,213,055        909,033      33
Selling and Marketing Expenses          1,873,291      1,171,308      60
Research and Development Expenses       1,728,740      1,821,394      (5)
                                      -----------    -----------

Total Operating Expenses                4,815,086      3,901,735      23
                                      -----------    -----------

Other (Expense) Income                    (32,696)        28,932    (213)
                                      -----------    -----------

Net loss from operations               (3,343,354)    (3,665,797)     (9)
                                      -----------    -----------

Net gain on sale of product line               --        375,000    (100)
                                      -----------    -----------
Net Loss                               (3,343,354)    (3,290,797)      2
                                      ===========    ===========
--------------------------------------------------------------------------------

Product Sales. Product sales for the three months ended March 31, 2002, were $1,838,389 compared to $226,406 for the three months ended March 31, 2001. Product sales for 2002 consisted primarily of VITOSS sales in the U.S. and Europe and initial CORTOSS sales in Europe. Product sales for 2001 consisted primarily of sales of VITOSS in Europe. VITOSS was launched in the U.S. during February 2001.

Gross Profit. Our gross profit for the three months ended March 31, 2002, was $1,504,428, or 82% of product sales. Our VITOSS gross profit for the three months ended March 31, 2001, was $207,006, or 91% of revenues. Since all VITOSS product sold during the three months ended March 31, 2001, was produced prior its regulatory approval, the costs of producing that product was recorded as research and development expense in prior periods and in accordance with SFAS No. 2 "Accounting for Research and Development Costs," which stipulates that the costs of producing inventory prior to the receipt of regulatory approval be recorded as research and development expense. Accordingly, a substantial portion of the costs of producing the VITOSS product sold during the first quarter of 2001 was not reflected in cost of sales. VITOSS gross profit for the period ended March 31, 2001 was not indicative of margins realized in future periods.

The gross profit as a percentage of revenues is expected to vary depending upon the proportion of sales derived from stocking distributors outside of the U.S., where margins are lower, in comparison to sales derived from commissioned sales agents in the U.S., where margins are higher, as well as from any changes in our average selling price.

Operating Expenses. Operating expenses for the three months ended March 31, 2002, were $4,815,086 compared to $3,901,735 for the same period in 2001. General & administrative expenses for the three months ended March 31, 2002, were higher than the same period in

2001 due to increased spending for personnel-related expenses. Selling and marketing expenses for same three-month periods from 2001 to 2002 increased as a result of commission expense paid to the independent commissioned sales agencies in the U.S. on VITOSS product sales, increased staffing and other spending related to the support of product sales. Research and development expenses decreased for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of the completion of certain process development activities primarily related to CORTOSS and the initiation of commercial scale manufacturing.

Other (expense) income. Net other (expense) income includes interest income, interest expense and revenue interest expense. We recorded $32,696 of net other expense for the three months ended March 31, 2002, compared to $28,932 of net other income for the three months ended March 31, 2001. The decrease in net other income between 2002 and 2001 is attributed to lower average interest rates earned on invested cash and revenue interest expense incurred in 2002 as a result of the arrangement with Paul Royalty.

Net gain on sale of product line. In March 2000, we sold our BIOGRAN dental grafting product line to Implant Innovations Inc. for $3,900,000. We received proceeds of $3,500,000, with an additional $400,000 that was held in an escrow account. During March 2001, an additional gain of $375,000 was realized when these proceeds from the escrow account were released.

Net Loss. As a result of the foregoing factors, our net loss for the three months ended March 31, 2002, was $3,343,354, compared to a net loss of $3,290,797 for the three months ended March 31, 2001.

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

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments. Interest rate changes would result in unrealized gains or losses in the market value of the short-term investments due to differences between the market interest rates and rates at the inception of the short-term investment. We held no investments as of March 31, 2002 and December 31, 2001.

PART II.   OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 22, 2002, the agreement with Paul Capital Royalty Acquisition Fund, L.P. ("Paul Royalty") was modified whereby Paul Royalty exchanged 860,882 shares of our Common Stock for elimination of certain potential credits allowable to us against our revenue interest obligation, as well as a reduction in the amount required to repurchase Paul Royalty's revenue interest if a repurchase event were to occur (see Note 4). This modification was accounted for as a treasury stock transaction with a decrease to shareholders' equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification to the transaction of $2.26 per share, or $1,945,593.

ITEM 5.  OTHER INFORMATION

On April 23, 2002, Orthovita announced the appointment of Antony Koblish as its President and Chief Executive Officer. Mr. Koblish replaced Bruce A. Peacock, who resigned as President, Chief Executive Officer and a director of Orthovita effective April 22, 2002. The press release concerning Mr. Koblish's appointment is attached to this report as Exhibit 99.1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

99.1     Press Release of Registrant dated April 23, 2002.

(b)  Reports on Form 8-K.

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ORTHOVITA, INC.
                                 (Registrant)


May 13, 2002                     By:  /s/ Antony Koblish
                                      -------------------

                                 Antony Koblish
                                 Chief Executive Officer and President
                                 (Principal executive officer)

May 13, 2002                     By: /s/ Joseph M. Paiva
                                     --------------------

                                 Joseph M. Paiva
                                 Vice President and Chief Financial Officer
                                 (Principal financial and accounting officer)