Form 10-Q
period 2002-06-30
ORTHOVITA INC
filed 2002-08-14
CIK 913756

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934   For the Quarterly Period Ended     June 30, 2002   .
                                                  -------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934   For the Transition Period from _______ to ________.


 Commission File Number      0-24517    .
                       -----------------


                                 ORTHOVITA, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Pennsylvania                                 23-2694857              .
---------------------------------------- ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

45 Great Valley Parkway, Malvern, PA                     19355                 .
---------------------------------------- ---------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code          (610) 640-1775     .
                                                    ----------------------------

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

                               Yes   X      No ____
                                   -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                        Outstanding as of August 9, 2002
--------------------------------------       --------------------------------
Common Stock, par value $.01 per share               20,019,622 Shares

This Report Includes a Total of 28 Pages

                        ORTHOVITA, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL                                                       Page
INFORMATION                                                              Number
              Item 1. Financial Statements
                      Consolidated Balance Sheets -
                      June 30, 2002 and December 31, 2001                3

                      Consolidated Statements of Operations -
                      Three and six months ended June 30, 2002 and
                      2001                                               4

                      Consolidated Statements of Cash Flows -
                      Six months ended June 30, 2002 and 2001            5

                      Notes to Consolidated Financial Statements         6 - 14

              Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      14 - 25

              Item 3. Quantitative and Qualitative Disclosures About
                      Market Risk                                        26

PART II - OTHER
INFORMATION

              Item 2. Changes in Securities and Use of Proceeds          26

              Item 4. Submission of Matters to a Vote of Security
                      Holders                                            27

              Item 6. Exhibits and Reports on Form 8-K                   27

                      Signatures                                         28

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        ORTHOVITA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30, 2002     December 31, 2001
                                                              -------------     -----------------
                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Notes 2 and 4)                     $   5,575,011       $  12,906,557
  Accounts receivable, net                                          1,526,142             983,467
  Inventories (Note 3)                                              2,217,898           1,606,333
  Other current assets                                                182,648             125,022
                                                                -------------       -------------
     Total current assets                                           9,501,699          15,621,379
                                                                -------------       -------------

PROPERTY AND EQUIPMENT, net                                         5,379,556           5,433,353
                                                                -------------       -------------

OTHER ASSETS                                                          151,760             158,111
                                                                -------------       -------------

                                                                $  15,033,015       $  21,212,843
                                                                =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term capital lease obligations        $     402,149       $     482,420
  Accounts payable                                                    492,524           1,010,423
  Accrued compensation and related expenses                           525,742             624,168
  Other accrued expenses                                            1,435,675             790,765
                                                                -------------       -------------
     Total current liabilities                                      2,856,090           2,907,776
                                                                -------------       -------------

LONG-TERM LIABILITIES:
  Other long-term liabilities                                          88,750              62,000
  Capital lease obligations                                           289,839             350,519
  Revenue interest obligation (Note 4)                              7,167,700           5,222,107
                                                                -------------       -------------
     Total long-term liabilities                                    7,546,289           5,634,626
                                                                -------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Notes 4 and 5):
  Preferred Stock, $.01 par value, 20,000,000 shares
    authorized, no shares issued and outstanding (Note 5)                 ---                 ---
  Common Stock, $.01 par value, 50,000,000 shares
    authorized, 20,880,504 and 20,874,536 shares issued               208,805             208,745
  Additional paid-in capital                                       74,074,429          74,066,082
  Less: Treasury stock, 860,882 shares, at cost                    (1,945,593)                ---
  Accumulated deficit                                             (67,904,242)        (61,599,522)
  Accumulated other comprehensive income (loss)                       197,237              (4,864)
                                                                -------------       -------------
     Total shareholders' equity                                     4,630,636          12,670,441
                                                                -------------       -------------

                                                                $  15,033,015       $  21,212,843
                                                                =============       =============

        The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended June 30       Six Months Ended June 30
                                                   2002             2001            2002            2001
                                                   ----             ----            ----            ----
                                                                        (Unaudited)
  PRODUCT SALES (Note 6)                       $  2,692,513    $    953,603    $  4,530,902    $  1,180,009
  COST OF SALES                                     367,975         253,638         701,936         273,038
                                               ------------    ------------    ------------    ------------
    Gross Profit                                  2,324,538         699,965       3,828,966         906,971
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  General and administrative                      1,265,732       1,136,616       2,478,787       2,045,649
  Selling and marketing                           2,271,906       1,350,302       4,145,197       2,521,610
  Research and development                        1,656,075       1,881,165       3,384,815       3,702,559
                                               ------------    ------------    ------------    ------------

   Total operating expenses                       5,193,713       4,368,083      10,008,799       8,269,818
                                               ------------    ------------    ------------    ------------

     Operating loss                              (2,869,175)     (3,668,118)     (6,179,833)     (7,362,847)

INTEREST EXPENSE                                    (18,582)        (34,221)        (25,928)        (70,782)
REVENUE INTEREST EXPENSE
 (Note 4)                                          (102,863)             --        (170,601)             --
INTEREST INCOME                                      29,254         103,853          71,642         169,346
NET GAIN ON SALE OF PRODUCT
 LINE (Note 6)                                           --              --              --         375,000
                                               ------------    ------------    ------------    ------------

NET LOSS                                       $ (2,961,366)   $ (3,598,486)   $ (6,304,720)   $ (6,889,283)
                                               ============    ============    ============    ============

NET LOSS PER COMMON SHARE,
 BASIC AND DILUTED                             $       (.15)   $       (.22)   $       (.31)   $       (.45)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING, BASIC and
 DILUTED                                         20,012,392      16,633,954      20,392,791      15,404,842
                                               ============    ============    ============    ============

         The accompanying notes are an integral part of these statements

                        ORTHOVITA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30
                                                                                   2002            2001
                                                                                   ----            ----
                                                                                       (Unaudited)
OPERATING ACTIVITIES:
Net loss                                                                       $ (6,304,720)   $ (6,889,283)
Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation and amortization                                                     593,973         667,778
  Amortization of deferred compensation                                                 ---          48,750
  Common Stock options and warrants issued for services rendered                     98,721          64,792
  Loss on disposal of property and equipment                                          4,473          12,692
  Net gain on sale of product line                                                      ---        (375,000)
                                                                               ------------    ------------
Net cash used in operations                                                      (5,607,553)     (6,470,271)
  (Increase) decrease in -
    Accounts receivable                                                            (542,675)       (597,558)
    Inventories                                                                    (611,565)       (729,351)
    Other current assets                                                            (57,626)        (25,223)
    Other assets                                                                      6,351         (50,026)
  Increase (decrease) in -
    Accounts payable                                                               (517,899)         29,926
    Accrued compensation and related expenses                                       (98,426)       (379,988)
    Other accrued expenses                                                          544,184          96,595
                                                                               ------------    ------------

        Net cash used in operating activities                                    (6,885,209)     (8,125,896)
                                                                               ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of investments                                                     ---         199,866
  Decrease in restricted cash                                                           ---         375,000
  Purchase of property and equipment                                               (419,649)     (1,052,965)
                                                                               ------------    ------------

     Net cash used in investing activities                                         (419,649)       (478,099)
                                                                               ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from short term bank borrowings                                              ---         750,000
  Repayments of capital lease obligations                                          (265,951)       (361,257)
  Net proceeds from sale of Common Stock and warrants                                   ---      13,396,868
  Proceeds from exercise of Common Stock options and warrants and
    Common Stock purchased under the Employee Stock Purchase Plan                    37,162          58,073
                                                                               ------------    ------------
      Net cash (used in) provided by financing activities                          (228,789)     13,843,684
                                                                               ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                        202,101          92,523
                                                                               ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (7,331,546)      5,332,212
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   12,906,557       3,614,626
                                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  5,575,011    $  8,946,838
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

                        ORTHOVITA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company:

Orthovita, Inc. ("Orthovita" or the "Company") is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic, biologically active, tissue engineering products for restoration of the human skeleton. Our focus is on developing products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. We have developed several products to date:

  . VITOSS(R)Scaffold Synthetic Cancellous Bone Void Filler;
     . IMBIBE(TM) Bone Marrow Aspirate Syringe used with VITOSS;
  . CORTOSS(TM) Synthetic Cortical Bone Void Filler; and
     . ALIQUOT(TM) Microdelivery System used with CORTOSS.

In addition, we are developing RHAKOSS(TM) Synthetic Bone Spinal Implants.

VITOSS is a resorbable, beta-tricalcium phosphate scaffold used as bone void filler in trauma and spinal procedures. CORTOSS is a high-strength, bone-bonding, self-setting composite used in the augmentation of screws that may have applications in a variety of orthopaedic procedures and in vertebral augmentation. RHAKOSS is under development as a high-strength, bone-bonding preformed composite. RHAKOSS is being designed to address the needs of the vertebral interbody fusion and spinal reconstruction markets.

We received regulatory clearance for VITOSS in the U.S. from the United States Food and Drug Administration ("FDA") in December 2000 and the CE Mark in the European Union from our Notified Body in July 2000. The CE Mark permits us to sell VITOSS in all of the countries of the European Union, as well as in other countries such as Switzerland and Israel that have adopted the European Union's regulatory standards. These regulatory approvals allow us to market VITOSS for use as cancellous bone void filler for bony voids or gaps of the skeletal system, including the extremities, spine and pelvis. We also received regulatory approval in March 2001 to sell VITOSS for this use in Australia. We launched VITOSS in Europe in October 2000 and in the United States in February 2001. In April 2001, we entered into an agreement with Japan Medical Dynamic Marketing, Inc. ("MDM"), an orthopaedic company, under which MDM will initiate clinical studies necessary to apply for regulatory approval to market VITOSS in Japan. These clinical studies in Japan have not yet been initiated.

In September 2001, we received regulatory clearance in the United States from the FDA to market IMBIBE for use as a bone marrow aspiration syringe. IMBIBE provides spine and trauma surgeons with a simple method for harvesting a patient's own bone marrow, mixing it with VITOSS and delivering the mixture to the bone graft site.

We received the CE Mark for CORTOSS in October 2001 in the European Union and regulatory approval in March 2001 in Australia, which allow us to sell CORTOSS in these territories, as well as in other countries, such as Switzerland and Israel, that have adopted the European Union's regulatory standards, for use in screw augmentation procedures. Screw augmentation is a procedure for the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. In addition, we are conducting post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. We have completed the enrollment phase of a clinical study in Europe for the use of Cortoss in vertebral augmentation. We expect to submit vertebral augmentation study results to the European regulatory authorities by the end of 2002. During 2001, we received conditional approval from the FDA to conduct a pilot clinical study in the U.S. for the use of CORTOSS for vertebral augmentation. In addition, during 2002, we received approval from the FDA to conduct a pivotal clinical study in the U.S. for the use of CORTOSS in long bone screw augmentation. There can be no assurance that the data from any such clinical trials will support clearance or approval from the FDA or European authorities to market this product for any of these uses.

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

Our operations are subject to certain risks including, but not limited to, the need to successfully commercialize both VITOSS in the U.S., Europe, Australia and Israel, and CORTOSS in Europe, Australia and Israel. We also need to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and RHAKOSS in the U.S. and Europe. We have incurred losses each year since our inception in 1993, and we expect to continue to incur losses for at least the next couple of years. As of June 30, 2002, we had an accumulated deficit of $67,904,242. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. We do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash of $5,575,011 as of June 30, 2002, together with the net proceeds received in July 2002 from the sale of Preferred Stock and warrants of approximately $12,900,000 (see Note 5), received will be sufficient to meet our currently estimated operating and investing requirements through 2003. We intend to seek shareholder approval during the third quarter of 2002 for the sale of 500 shares of our Preferred Stock convertible into 2,930,832 shares of our Common Stock and warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share. If our shareholders approve this sale, and the sale of these securities is completed, we expect to receive approximately $4,600,000 in net proceeds. We may seek to obtain additional funds through subsequent equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock and Preferred Stock or require debt service and/or royalty payment arrangements. Any such required financing may not be available in amounts or on terms acceptable to us.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly-owned subsidiaries including Vita Licensing, Inc. and Vita Special Purpose Corp., which were established to hold all intellectual property. We have eliminated all intercompany balances in consolidation.

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is generally computed assuming the conversion or exercise of all dilutive securities such as Common Stock options and warrants; however, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three and six months ended June 30, 2002 and 2001, because they were anti-dilutive due to our losses.

Revenue Recognition

Revenue from product sales is recognized upon the receipt of a valid order and shipment to our distributor customers in Europe, Australia and Israel. In the U.S., product sales revenue is recognized upon the receipt of a valid order and shipment of the product to the end user hospital. We do not allow product returns or exchanges. In addition, collection of the customers' receivable balance must be deemed probable. We maintain an accounts receivable allowance for an estimated amount of losses that may result from customers' failure to pay for product purchased. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out basis, or FIFO, method.

Recent Accounting Pronouncements

The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminated the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also eliminated the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. FAS 145 does not have any impact on us.

The FASB's SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We did not have any exit and disposal activities, including restructuring activities, during 2002.

2.  CASH AND CASH EQUIVALENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2002 and December 31, 2001, we invested all excess cash in cash equivalents and short-term investments; however, if long-term investments are held, such investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in a separate component of shareholders' equity. As further discussed in Note 4, covenants under our revenue interest agreement require us to maintain specified levels of aggregate cash, cash equivalents and short-term investments.

As of June 30, 2002, cash and cash equivalents consisted of the following:

                                                Gross        Gross
                                             Unrealized    Unrealized     Fair Market
                            Original Cost       Gains        Losses          Value
                            -------------       -----        ------          -----
Cash and cash equivalents   $   5,575,011    $      ---    $      ---    $  5,575,011
Short-term investments                ---           ---           ---             ---
                            -------------    ----------    ----------    ------------
                            $   5,575,011    $      ---    $      ---    $  5,575,011
                            =============    ==========    ==========    ============

3.  INVENTORIES:

Inventories are stated at the lower of cost or market on a first-in, first-out basis. As of June 30, 2002 and December 31, 2001, inventories consisted of the following:

                                          June 30, 2002     December 31, 2001
                                          -------------     -----------------
Raw materials ...................           $   261,669           $   108,960
Work-in-process .................             1,000,429               752,079
Finished goods ..................               955,800               745,294
                                            -----------           -----------
                                            $ 2,217,898           $ 1,606,333
                                            ===========           ===========

4.  REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. ("Paul Royalty"). We are using the proceeds realized from this financing for clinical development, marketing programs and working capital relating to our VITOSS, CORTOSS and RHAKOSS products. In this financing, we sold Paul Royalty a revenue interest and 2,582,645 shares of our Common Stock, for aggregate gross proceeds of $10,000,000.

The net proceeds of the financing were first allocated to the fair value of the Common Stock on the date of the transaction, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation. Given that the products subject to the revenue interest have only recently been approved and marketed or are still under development, we, as of June 30, 2002, and for the forseeable future, cannot make a reasonable estimate of their future sales levels and the related revenue interest obligation. Future sales from VITOSS and CORTOSS, our approved products, are difficult to estimate. RHAKOSS is under development with human clinical trials initiated in Europe in April 2002. There is no assurance that the data from these clinical trials will result in obtaining the necessary approval to sell RHAKOSS. Even if such approval is obtained, future revenue levels, if any, are difficult to estimate. Accordingly, given these uncertainties in 2002 and for the foreseeable future, we will charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. We will continue to monitor our product sales levels. Once we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method and the obligation will be reduced as principal payments are made.

On March 22, 2002, the agreement with Paul Royalty was modified whereby Paul Royalty exchanged 860,882 shares of our Common Stock for the elimination of certain potential credits allowable to us against our revenue interest obligation, as well as a reduction in the amount required to repurchase Paul Royalty's revenue interest if a repurchase event described below were to occur. This modification was accounted for as a treasury stock transaction with a decrease to shareholders' equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification to the transaction of $2.26 per share, or $1,945,593.

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

As of June 30, 2002 and December 31 2001, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders' equity, Paul Royalty can demand that we repurchase its revenue interest for $9,619,784 (see below).

In addition to the financial covenants described above, Paul Royalty has the right to cause us to repurchase its revenue interest upon the occurrence of certain events, including:

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

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. The repurchase price targets an internal rate of return for Paul Royalty's $10,000,000 investment ranging up to 45% net of revenue interest amounts paid by us to Paul Royalty during the term of the revenue sharing agreement. The March 22, 2002 amendment to our agreement with Paul Royalty reduced by $3,333,333 the amount that would be due to Paul Royalty should any such repurchase event described above occur in the future, and result in Paul Royalty requiring us to repurchase its revenue interest. If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we are insolvent or involved in a voluntary or involuntary bankruptcy. No repurchase events or foreclosures have occurred as of June 30, 2002. As of June 30, 2002, if the repurchase event had been triggered and Paul Royalty exercised their right to require us to repurchase their revenue interest, we would have owed Paul Royalty $9,619,784.

If we know that we will not be in compliance with our covenants under the Paul Royalty agreement, we will be required to adjust the revenue interest obligation to equal the amount required to repurchase Paul Royalty's revenue interest. As of June 30, 2002, we believe that we will remain in compliance for the foreseeable future, with all covenants and terms of the revenue interest obligation.

5.  SHAREHOLDERS' EQUITY:

Preferred Stock and Warrants - Subsequent Event

In July 2002, we sold 1,400 shares of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock at $10,000 per share which are convertible into 8,206,331 shares of our Common Stock, together with five-year warrants to purchase 6,154,747 shares of Common Stock at $1.612 per share, for net proceeds of approximately $12,900,000. In July 2002, we also issued to the placement agent for the transaction and its designee, five-year warrants to purchase an aggregate 820,633 shares of our Common Stock at $1.706 per share. In connection with this transaction, we have agreed to sell an additional 500 shares of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock convertible into 2,930,832 shares of our Common Stock and warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share if we obtain shareholder approval to do so. If our shareholders approve this sale, and we sell these additional securities, we expect to receive approximately $4,600,000 in net proceeds and to issue to the placement agent additional five-year warrants to purchase 293,083 shares of our Common stock at $1.706 per share.

The proceeds wil be allocated to the Series A Preferred Stock and the warrants based on the relative fair values of each instrument. The fair value of the July 2002 warrants issued will be determined based on the Black-Scholes option pricing model using a life of five years, a volatility of 50% and a risk-free interest rate of 3.00%. Accordingly, approximately $9,400,000 of the proceeds will be allocated to the Series A Preferred Stock and $3,500,000 of the proceeds will be allocated to the warrants. After considering the allocation of the proceeds based on the relative fair values, it was determined that the Series A Preferred Stock will have a beneficial conversion feature ("BCF") in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." We will record the BCF related to the July 2002 closing of approximately $3,300,000 as a discount to the Series A Preferred Stock during the third quarter of 2002. The value of the BCF will be recorded in a manner similar to a deemed dividend over the period from the date of issuance to the earliest known date of conversion. As the Preferred Stock is convertible at the date of issuance, this discount will be fully amortized through retained earnings at the date of issuance. We will allocate the proceeds from the second closing, if our shareholders approve this sale, in the manner as discussed above. At the time of the second closing, if approved, an additional BCF will be recorded.

Upon the occurrence of each of the following events, each holder of Preferred Stock can require us to redeem each share of Preferred Stock held by such holder for cash in an amount equal to (i) $11,000 plus (ii) any accrued and unpaid dividend payments:

.. our failure or refusal to convert any shares of the Preferred Stock in accordance with the terms thereof, or our material breach of any other term or provision of the terms of the Preferred Stock;

.. any breach of any warranty or representation made by us as of the date of the Preferred Stock Purchase Agreement that is reasonably likely to have a material adverse effect on Orthovita; or
..  any breach by us of any covenant or other provision of the Preferred Stock
   Purchase Agreement that is reasonably likely to have a material adverse effect on Orthovita.

Dividends on the Preferred Stock will accrue and be cumulative from July 2002, whether or not such dividends are earned or declared by the Board of Directors, and will be payable at our option either in cash or in kind (subject to certain share issuance caps as set forth in the Statement of Designations of the Preferred Stock) on March 31, June 30, September 30 and December 31 of each year. The dividend rate (the "Dividend Rate") on each share of Preferred Stock will be 6% per year on the $10,000 stated value of the Preferred Stock. Commencing June 30, 2004, the Dividend Rate will increase each quarter by an additional two percentage points per annum, up to a maximum Dividend Rate of 14% per share per year. In addition, in the event that the Preferred Stock becomes subject to mandatory conversion due to the achievement of certain revenue targets by us prior to July 1, 2005, as more fully described in the Statement of Designations of the Preferred Stock, we will pay an additional dividend equal to the difference between (x) $2,000 per share of Preferred Stock to be converted and (y) the sum of all dividends that have been paid and all accrued but unpaid dividends with respect to each such share.

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

Stock Options

During the six months ended June 30, 2002, stock options to purchase 10,000 shares of Common Stock were exercised for proceeds of $17,000. There were no stock option exercises during the second quarter of 2002. Additionally, during the three and six months ended June 30, 2002, we issued stock options for the purchase of 20,000 shares and 55,800 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $27,934 and $70,787, respectively.

Employee Stock Purchase Plan

During the three and six months ended June 30, 2002, 4,907 shares and 7,311 shares of Common Stock were purchased by the Employee Stock Purchase Plan for proceeds of $10,219 and $9,943, respectively.

Common Stock Purchase Warrants

During April 2002, warrants to purchase 547,010 shares of Common Stock at an exercise price of $4.25 per share expired unexercised.

Pursuant to an investment banking agreement with SCO Securities LLC, as partial payment for financial advisory services rendered, we issued warrants to purchase an aggregate 76,000 shares of our Common Stock. These warrants have an exercise price of $4.625 per share and an exercise period of four years. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

6.  PRODUCT SALES AND NET GAIN ON SALE OF PRODUCT LINE:

We initiated sales of VITOSS in Europe and the United States in October 2000 and February 2001, respectively. CORTOSS sales were initiated in Europe during December 2001. For the three and six months ended June 30, 2002 and 2001, product sales of VITOSS and CORTOSS by geographic market were as follows:

                                For the three months ended         For the six months ended
PRODUCT SALES:                June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                              -------------    -------------    -------------    -------------
United States                   $ 2,536,876      $   715,777      $ 4,202,654      $   820,587
Outside the United States           155,637          237,826          328,248          359,422
                                -----------      -----------      -----------      -----------
   Total product sales          $ 2,692,513      $   953,603      $ 4,530,902      $ 1,180,009
                                ===========      ===========      ===========      ===========

In March 2000, we sold our BIOGRAN(TM) dental grafting product line for $3,900,000 and received proceeds of $3,500,000 with an additional $400,000 held in a restricted cash escrow account until March 2001. We realized a net gain on the transaction of approximately $375,000 for six months ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The use of the words "Orthovita," the "Company," "we," "us" or "our" herein refers to Orthovita, Inc. together with its subsidiaries. In addition to historical facts or statements of current conditions, this report contains forward-looking statements that address, among other things, the generation of revenues through sales of our approved products, the offer and sale of shares of our Preferred Stock and warrants to purchase shares of our Common Stock that is subject to shareholder approval, anticipated uses of proceeds from the sale of our securities, sufficiency of available resources to fund operations, and the timing of regulatory approvals for our products under development. When used in this Form 10-Q, the words "may," "will," "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, but are not the exclusive expressions of forward-looking statements. Forward-looking statements are based on current expectations of future events that involve risks and uncertainties; therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Furthermore, we undertake no obligation to publicly update any forward-looking statements. We claim the protections afforded by the Private Securities Litigation Reform Act of 1995, as amended, for our forward-looking statements. There are important facts that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation risk factors that are addressed in greater detail in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks Related to Our Business" section of our Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the U.S. Securities and Exchange Commission.

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

Overview

Orthovita, Inc. ("Orthovita" or the "Company") is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic, biologically active, tissue engineering products for restoration of the human skeleton. Our focus is on developing products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. We have developed several products to date:

  . VITOSS(R) Scaffold Synthetic Cancellous Bone Void Filler;
     . IMBIBE(TM) Bone Marrow Aspirate Syringe used with VITOSS;
  . CORTOSS(TM) Synthetic Cortical Bone Void Filler; and
     . ALIQUOT(TM) Microdelivery System used with CORTOSS.

In addition, we are developing RHAKOSS(TM) Synthetic Bone Spinal Implants.

VITOSS is a resorbable, beta-tricalcium phosphate scaffold used as bone void filler in trauma and spinal procedures. CORTOSS is a high-strength, bone-bonding, self-setting composite used in the augmentation of screws that may have applications in a variety of orthopaedic procedures and in vertebral augmentation. RHAKOSS is under development as a high-strength, bone-bonding preformed composite. RHAKOSS is being designed to address the needs of the vertebral interbody fusion and spinal reconstruction markets.

We received regulatory clearance for VITOSS in the U.S. from the United States Food and Drug Administration ("FDA") in December 2000 and the CE Mark in the European Union from our Notified Body in July 2000. The CE Mark permits us to sell VITOSS in all of the countries of the European Union, as well as in other countries such as Switzerland and Israel that have adopted the European Union's regulatory standards. These regulatory approvals allow us to market VITOSS for use as cancellous bone void filler for bony voids or gaps of the skeletal system, including the extremities, spine and pelvis. We also received regulatory approval in March 2001 to sell VITOSS for this use in Australia. We launched VITOSS in Europe in October 2000 and in the United States in February 2001. In April 2001, we entered into an agreement with Japan Medical Dynamic Marketing, Inc. ("MDM"), an orthopaedic company, under which MDM will initiate clinical studies necessary to apply for regulatory approval to market VITOSS in Japan. These clinical studies in Japan have not yet been initiated.

In September 2001, we received regulatory clearance in the United States from the FDA to market IMBIBE for use as a bone marrow aspiration syringe. IMBIBE provides spine and trauma surgeons with a simple method for harvesting a patient's own bone marrow, mixing it with VITOSS and delivering the mixture to the bone graft site.

We received the CE Mark for CORTOSS in October 2001 in the European Union and regulatory approval in March 2001 in Australia, which allow us to sell CORTOSS in these territories, as well as in other countries, such as Switzerland and Israel, that have adopted the European Union's regulatory standards, for use in screw augmentation procedures. Screw augmentation is a procedure for the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. In addition, we are conducting post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. We have completed the enrollment phase of a clinical study in Europe for the use of Cortoss in vertebral augmentation. We expect to submit vertebral augmentation study results to the European regulatory authorities by the end of 2002. During 2001, we received conditional approval from the FDA to conduct a pilot clinical study in the U.S. for the use of CORTOSS for vertebral augmentation. In addition, during 2002, we received approval from the FDA to conduct a pivotal clinical study in the U.S. for the use of CORTOSS in long bone screw augmentation. There can be no assurance that the data from any such clinical trials will support clearance or approval from the FDA or European authorities to market this product for any of these uses.

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

Our operations are subject to certain risks including but not limited to, the need to successfully commercialize both VITOSS in the U.S., Europe, Australia and Israel, and CORTOSS in Europe, Australia, and Israel. We also need to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and RHAKOSS in the U.S. and Europe. We have incurred losses each year since our inception in 1993, and we expect to continue to incur losses for at least the next couple of years. As of June 30, 2002, we had an accumulated deficit of $67,904,242. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. We do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash of $5,575,011 as of June 30, 2002, together with the net proceeds received in July 2002 from the sale of Preferred Stock and warrants of approximately $12,900,000 (see Note 5), will be sufficient to meet our currently estimated operating and investing requirements through 2003. We intend to seek shareholder approval during the third quarter of 2002 for the sale of 500 shares of our Preferred Stock convertible into 2,930,832 shares of our Common Stock and warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share. If our shareholders approve this sale, and the sale of these securities is completed, we expect to receive approximately $4,600,000 in net proceeds. We may seek to obtain additional funds through subsequent equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock and Preferred Stock or require debt service and/or royalty payment arrangements. Any such required financing may not be available in amounts or on terms acceptable to us.

Certain Risks Related to Our Business

Additional specific risks to which our performance and financial results are subject, are set forth below. Certain of these risk factors are set forth in more detail in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

   The independent U.S. agencies selling VITOSS generally sell products from other orthopaedic companies. A single agency may sell to end user hospitals VITOSS, as well as hardware consisting of metal plates, screws and titanium spinal cages. Should any of these other orthopaedic companies add a bone graft material to their product line, our independent agencies could decide to eliminate VITOSS and terminate their arrangement with us. Our sales could be adversely affected if, for any reason, one or more of our successful agencies lost their hardware product line provided by any of these other orthopaedic companies. Additionally, our sales could be adversely affected if one or more of our successful agencies eliminated VITOSS from their product line and terminated their agency arrangements with us.

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

   We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our Common Stock. In July 2002 we raised approximately $12,900,000 in net proceeds from the sale of 1,400 shares of our Preferred stock and warrants to purchase 6,154,747 shares of our Common Stock. We do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash of $5,575,011 as of June 30, 2002, together with the net proceeds realized in July 2002 from the sale of Preferred Stock and warrants (see Note 5), will be sufficient to meet our currently estimated operating and investing requirements through 2003. We intend to seek shareholder approval during the third quarter of 2002 for the sale of 500 shares of our Preferred Stock convertible into 2,930,832 shares of our Common Stock and warrants to purchase 2,198,125 shares of our Common Stock at $1.612 per share. If our shareholders approve this sale, and the sale of these securities is completed, we expect to realize approximately $4,600,000 in net proceeds. We may seek to obtain additional funds through subsequent equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or royalty payment arrangements. Any such required financing may not be available in amounts or on terms acceptable to us. Factors that may cause our future capital requirements to be greater than anticipated include:

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

   As of June 30, 2002 and December 31, 2001, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders' equity, Paul Royalty can demand that we repurchase its revenue interest for $9,619,784 (see below).

   In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Paul Royalty's right to cause us to repurchase its revenue interest:

   - a judicial decision that has a material adverse effect on our business, operations, assets or financial condition;
   - the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments;
   - a voluntary or involuntary bankruptcy that involves us or our wholly-owned subsidiary, Vita Special Purpose Corp.;
   - our insolvency;
   - a change in control of our company;
   - the breach of a representation, warranty or certification made by us in the agreements with Paul Royalty that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice thereof from Paul Royalty.

   We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. The repurchase price targets an internal rate of return for Paul Royalty's $10,000,000 investment ranging up to 45% net of revenue interest amounts paid by us to Paul Royalty during the term of the revenue sharing agreement. The March 22, 2002 amendment to our agreement with Paul Royalty reduced by $3,333,333 the amount that would be due to Paul Royalty should any such repurchase event described above occur in the future, and result in Paul Royalty requiring us to repurchase its revenue interest. If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we are insolvent or are involved in a voluntary or involuntary bankruptcy. No repurchase events or foreclosures have occurred as of June 30, 2002. As of June 30, 2002, if the repurchase event had been triggered and Paul Royalty exercised their right to require us to repurchase their revenue interest, we would have owed Paul Royalty $9,619,784.

We may be required to redeem shares of Preferred Stock upon the occurrence of certain events.

   During July 2002, we completed a private placement of 1,400 shares of our Preferred Stock. In connection with the private placement, we agreed to sell an additional 500 shares of our Preferred Stock, subject to approval by our shareholders. We intend to seek shareholder approval for the sale of the additional 500 shares of Preferred Stock during the third quarter of 2002.

   Upon the occurrence of each of the following events, each holder of Preferred Stock can require us to redeem each share of Preferred Stock held by such holder for cash in an amount equal to (i) $11,000 plus (ii) any accrued and unpaid dividend payments:

   . our failure or refusal to convert any shares of the Preferred Stock in accordance with the terms thereof, or our material breach of any other term or provision of the terms of the Preferred Stock;

   . any breach of any warranty or representation made by us as of the date of the Preferred Stock Purchase Agreement that is reasonably likely to have a material adverse effect on Orthovita; or

   . any breach by us of any covenant or other provision of the Preferred Stock Purchase Agreement that is reasonably likely to have a material adverse effect on Orthovita.

   We may not have sufficient cash funds to redeem the Preferred Stock upon a redemption event. If we were unable to redeem the Preferred Stock upon a redemption event, we could be forced into bankruptcy.

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

Provisions of Pennsylvania law or our Articles of Incorporation may deter a third party from seeking to obtain control of us or may affect your rights as a shareholder.

Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval, including takeover attempts.

We do not intend to pay any cash dividends to our Common Stock shareholders.

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

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from the sale of our Common Stock. Cash and cash equivalents were $5,575,011 at June 30, 2002, and $12,906,557 at December 31, 2001, representing 37.1% and 60.8% of our total assets, respectively. In July 2002 we raised approximately $12,900,000 in net proceeds from the sale of 1,400 shares of our Preferred Stock and warrants to purchase 6,154,747 shares of our Common Stock. We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds.

The following is a summary of selected cash flow information for the six months ended June 30, 2002 and 2001:

                                                          Six Months Ended June 30,
                                                            2002            2001
                                                            ----            ----
  Net loss                                              $ (6,304,720)   $ (6,889,283)
  Adjustments for non-cash operating items                   697,167         419,012
                                                        ------------    ------------
  Net cash operating loss                                 (5,607,553)     (6,470,271)
  Net change in assets and liabilities                    (1,277,656)     (1,655,625)
                                                        ------------    ------------
  Net cash used in operating activities                   (6,885,209)     (8,125,896)
                                                        ============    ============
  Net cash used in investing activities                     (419,649)       (478,099)
                                                        ============    ============

  Net cash (used in) provided by financing activities       (228,789)     13,843,684
                                                        ============    ============

Net cash used in operating activities

Operating Cash Inflows -

Operating cash inflows for the first half of 2002 have been derived from VITOSS and CORTOSS product sales. We have also received cash inflows from interest income on cash equivalents and short-term investments.

With respect to the first half of 2001, operating cash inflows have been derived from VITOSS product sales, and we received cash inflows from interest income on short-term investments.

Operating Cash Outflows -

Our operating cash outflows for 2002 have continued to be primarily used for RHAKOSS process development, and pre-clinical and clinical activities in preparation for regulatory filings of our products in development. In addition, funds have been used for the production of inventory, increase in sales and marketing staffing, development of marketing materials related to the commercialization of VITOSS and CORTOSS products, and payment of sales commissions.

Operating Cash Flow Requirements Outlook -

We do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating activities. We began selling VITOSS in Europe in the fourth quarter of 2000, and in the United States late in the first quarter of 2001. During the third quarter of 2001, we received a 510(k) FDA regulatory clearance to market the IMBIBE Bone Marrow Aspirate Syringe in the United States. Late in the fourth quarter of 2001, we began selling CORTOSS in Europe for the fixation of bone screws under a CE Mark.

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

Any future cash flows from CORTOSS are dependent upon the successful controlled launch of the product in Europe during 2002. Beginning in December 2001, we initiated a controlled launch of CORTOSS in selected European countries. CORTOSS was sold to up to three teaching institutions in each of the selected European countries. Our plan is to utilize these teaching institutions in each country as centers for the training of surgeons from other institutions within their respective countries. We expect to have CORTOSS generally available in Europe during the second half of 2002.

There may be future quarterly fluctuations in spending. We expect that our sales commission expense may increase at a higher rate than any increase in VITOSS and IMBIBE product sales in the United States as we make enhancements to our sales commission program. In addition, we expect increases in the use of cash to build inventory and fund receivables. We also expect to continue to use cash in operating activities associated with research and development, including clinical trials for CORTOSS and RHAKOSS, manufacturing process development, and pre-launch marketing activities in support of our other products under development as well as the associated marketing and sales activities with VITOSS and IMBIBE in the United States, and with VITOSS and CORTOSS in Europe, Australia and Israel.

Finally, we have entered into and may enter into additional financing arrangements where we pay revenue sharing amounts on the sales of certain products. These arrangements can increase expenses related to the sale of our products.

Net cash used in investing activities

We have invested $419,649 and $1,052,965 for the six months ended June 30, 2002 and 2001, respectively, primarily for the purchase of leasehold improvements, manufacturing equipment and research and development equipment in order to further expand our product development and manufacturing capabilities.

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

Net cash provided by financing activities

During the first six months of 2002 and 2001, we received $37,162 and $58,073, respectively, from stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan. In addition, $265,951 and $361,257 were used to repay capital lease obligations during the first six months of 2002 and 2001, respectively. During the six months ended June 30, 2001, we borrowed $750,000 on a line of credit with our bank, and we paid the line in full during July 2001. Additionally, in the first half of 2001, we sold 3,678,118 shares of our Common Stock in private equity financings, raising aggregate net proceeds of approximately $13,396,868.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock's market price, as well as the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash of $5,575,011 as of June 30, 2002, together with the net proceeds received in July 2002 from the sale of Preferred Stock and warrants of approximately $12,900,000 (see Note 5), will be sufficient to meet our currently estimated operating and investing requirements through 2003. We intend to seek shareholder approval during the third quarter of 2002 for the sale of 500 shares of our Preferred Stock convertible into 2,930,832 shares of our Common Stock and warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share. If our shareholders approve this sale, and the sale of these securities is completed, we expect to receive approximately $4,600,000 in net proceeds. We may seek to obtain additional funds through subsequent equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock and Preferred Stock or require debt service and/or royalty payment arrangements. Any such required financing may not be available in amounts or on terms acceptable to us.

Dividends on the Preferred Stock will accrue and be cumulative from July 2002, whether or not such dividends are earned or declared by the Board of Directors, and will be payable at our option either in cash or in kind (subject to certain share issuance caps as set forth in the Statement of Designations of the Preferred Stock) on March 31, June 30, September 30 and December 31 of each year. The dividend rate (the "Dividend Rate") on each share of Preferred Stock will be 6% per year on the $10,000 stated value of the Preferred Stock. Commencing June 30, 2004, the Dividend Rate will increase each quarter by an additional two percentage points per annum, up to a maximum Dividend Rate of 14% per share per year. In addition, in the event that the Preferred Stock becomes subject to mandatory conversion due to the achievement of certain revenue targets by us prior to July 1, 2005, as more fully described in the Statement of Designations of the Preferred Stock, we will pay an additional dividend equal to the difference between (x) $2,000 per share of Preferred Stock to be converted and (y) the sum of all dividends that have been paid and all accrued but unpaid dividends with respect to each such share.

Results of Operations

This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources." A summary of net product sales and expenses for the three and six months ended June 30, 2002 and 2001, are as follows:

                                              Three Months Ended          % Increase
                                                   June 30,               (Decrease)
                                             2002           2001        2002 vs. 2001
                                             ----           ----        -------------
Product Sales                            $ 2,692,513    $   953,603          182%
                                         -----------    -----------

Gross Profit                               2,324,538        699,965          232
                                         -----------    -----------

General and Administrative Expenses        1,265,732      1,136,616           11
Selling and Marketing Expenses             2,271,906      1,350,302           68
Research and Development Expenses          1,656,075      1,881,165          (12)
                                         -----------    -----------

Total Operating Expenses                   5,193,713      4,368,083           19
                                         -----------    -----------

Other (Expense) Income                       (92,191)        69,632         (232)
                                         -----------    -----------

Net loss from operations                  (2,961,366)    (3,598,486)         (18)
                                         -----------    -----------

Net gain on sale of product line                 ---            ---          ---
                                         -----------    -----------

Net Loss                                 $(2,961,366)   $(3,598,486)         (18)
                                         ===========    ===========

                                               Six Months Ended           % Increase
                                                   June 30,               (Decrease)
                                             2002           2001        2002 vs. 2001
                                             ----           ----        -------------
Product Sales                            $ 4,530,902    $ 1,180,009          284%
                                         -----------    -----------

Gross Profit                               3,828,966        906,971          322
                                         -----------    -----------

General and Administrative Expenses        2,478,787      2,045,649           21
Selling and Marketing Expenses             4,145,197      2,521,610           64
Research and Development Expenses          3,384,815      3,702,559           (9)
                                         -----------    -----------

Total Operating Expenses                  10,008,799      8,269,818           21
                                         -----------    -----------

Other (Expense) Income                      (124,887)        98,564         (227)
                                         -----------    -----------

Net loss from operations                  (6,304,720)    (7,264,283)         (13)
                                         -----------    -----------

Net gain on sale of product line                 ---        375,000         (100)
                                         -----------    -----------

Net Loss                                 $(6,304,720)   $(6,889,283)          (8)
                                         ===========    ===========

Product Sales. Product sales for the three and six months ended June 30, 2002, were $2,692,513 and $4,530,902, respectively, compared to $953,603 and $1,180,009 for the same periods in 2001, respectively. For the three and six months ended June 30, 2002, 94% and 93% of total product sales were realized in the United States, respectively, compared to 75% and 70% for the same periods in 2001. In future periods, we anticipate a majority of product sales will continue to be realized from within the U.S. in comparison to outside of the U.S.

Product sales to-date during 2002 consisted primarily of VITOSS and IMBIBE sales in the U.S. and Europe and CORTOSS sales in Europe. During May 2002, we instituted a price increase for VITOSS in the U.S. Product sales during the first six months of 2001 consisted primarily of sales of VITOSS in the U.S. and Europe. VITOSS was launched in Europe during October 2000 and in the U.S. during February 2001. We initiated a limited launch of CORTOSS in Europe during December 2001.

Gross Profit. Our gross profit for the three and six months ended June 30, 2002, were $2,324,538, or 86% of product sales, and $3,828,966, or 85% of product sales, respectively. Our gross profit for the three and six months ended June 30, 2001, was $699,965, or 73% of product sales, and $906,971, or 77% of product sales, respectively. The gross profit as a percentage of revenues is expected to vary depending upon the proportion of sales derived from stocking distributors outside of the U.S., where margins are lower, in comparison to sales derived from commissioned sales agents in the U.S., where margins are higher, as well as from any changes in our average selling price.

Operating Expenses. Operating expenses for the three and six months ended June 30, 2002, were $5,193,713 and $10,008,799, respectively, compared to $4,368,083 and $8,269,818 for the same periods in 2001, respectively. General & administrative expenses for the three months ended June 30, 2002, were higher than the same period in 2001 principally due to increased spending for property and casualty insurance. In addition, General & administrative expenses for the six months ended June 30, 2002 were higher than the same period in 2001 due to increased spending for personnel-related expenses and insurance. Selling and marketing expenses for same three and six-month periods increased from 2001 to 2002 as a result of commission expense paid to the independent sales agencies in the U.S. on higher VITOSS product sales and enhancements made to the independent sales agencies' commission plans and other spending related to the support of product sales. Research and development expenses decreased for the three and six months ended June 30, 2002, as compared to the same periods in 2001, primarily as a result of the completion of process development activities related to the commercial scale manufacturing of CORTOSS.

Other (expense) income. Net other (expense) income includes interest income, interest expense and revenue interest expense. We recorded $92,191 and $124,887 of net other expense for the three and six months ended June 30, 2002, respectively, compared to $69,632 and $98,564 of net other income for the three and six months ended June 30, 2001, respectively. The decrease in net other income between 2002 and 2001 is attributed to lower average interest rates earned on invested cash and revenue interest expense incurred in 2002 as a result of the arrangement with Paul Royalty.

Net gain on sale of product line. In March 2000, we sold our BIOGRAN dental grafting product line to Implant Innovations Inc. for $3,900,000. We received proceeds of $3,500,000, with an additional $400,000 that was held in an escrow account. During March 2001, an additional gain of $375,000 was realized when these proceeds from the escrow account were released.

Net Loss. As a result of the foregoing factors, our net loss for the three and six months ended June 30, 2002, was $2,961,366 and $6,304,720, respectively, compared to a net loss of $3,598,486 and $6,889,283 for the three and six months ended June 30, 2001, respectively.

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

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments. Interest rate changes would result in unrealized gains or losses in the market value of the short-term investments due to differences between the market interest rates and rates at the inception of the short-term investment. We held no investments as of June 30, 2002 and December 31, 2001.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b) In July 2002, the Company designated a new series of preferred stock called "Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock" (the "Preferred Stock"). There are 2,000 shares of Preferred Stock authorized, of which 1,400 shares are issued and outstanding. The Company has agreed to sell an additional 500 shares of Preferred Stock, which sale is contingent upon approval by the Company's shareholders. The Statement of Designations, Rights and Preferences of the Preferred Stock was previously filed as an Exhibit to a Form 8-K dated July 19, 2002 and filed with the SEC on July 23, 2002, as amended on July 31, 2002.

(c) Pursuant to an investment banking agreement with SCO Securities LLC, as partial payment for financial advisory services rendered, we issued warrants to purchase an aggregate 76,000 shares of our Common Stock. These warrants have an exercise price of $4.625 per share and an exercise period of four years. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2002, we held our 2002 Annual Meeting of Shareholders. At the Annual Meeting, the following matters were submitted to a vote of our shareholders:

1. The following seven individuals were nominated and elected to serve as the directors of the Company:

David S. Joseph               FOR: 12,677,161
                              WITHHOLD AUTHORITY: 520,925

Paul Ducheyne, Ph.D.:         FOR: 13,189,466
                              WITHHOLD AUTHORITY: 8,620

Randal R. Betz, M.D.          FOR: 13,188,966
                              WITHHOLD AUTHORITY: 9,120

Morris Cheston, Jr.           FOR: 13,189,466
                              WITHHOLD AUTHORITY: 8,620

James M. Garvey               FOR: 13,183,466
                              WITHHOLD AUTHORITY: 14,620

Robert M. Levande             FOR: 13,183,966
                              WITHHOLD AUTHORITY: 14,120

Jos B. Peeters                FOR: 13,176,866
                              WITHHOLD AUTHORITY: 21,220

2. The Company proposed that its shareholders adopt an amendment to the Company's 1997 Equity Compensation Plan to increase the number of shares of the Company's Common Stock available for issuance pursuant to grants thereunder from 2,850,000 to 3,850,000. The holders of 13,188,066 shares of Common Stock voted in favor of adoption of the amendment, the holders of 100 shares of Common Stock voted against the amendment, and the holders of 9,920 shares of Common Stock abstained with respect to the adoption of the amendment. Accordingly, the proposal regarding adoption of the amendment to the 1997 Equity Compensation Plan was approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

A Form 8-K was filed on June 13, 2002, under Item 5, reporting that the Company appointed Antony Koblish as President and Chief Executive Officer, and that the Company had entered into new employment agreements with executive officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ORTHOVITA, INC.
                                    (Registrant)


August 13, 2002                     By: /s/ Antony Koblish
                                       -------------------

                                    Antony Koblish
                                    President and Chief Executive Officer
                                    (Principal executive officer)


August 13, 2002                     By: /s/ Joseph M. Paiva
                                       --------------------

                                    Joseph M. Paiva
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)