Form 10-Q
period 2002-09-30
ORTHOVITA INC
filed 2002-11-19
CIK 913756

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002.
                                                ------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _______ to ________.

Commission File Number   0-24517  .
                      -------------

                                 ORTHOVITA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Pennsylvania                                               23-2694857                .
----------------------------------------------------------      -------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification Number)

         45 Great Valley Parkway, Malvern, PA                                     19355                   .
----------------------------------------------------------      -------------------------------------------
       (Address of Principal Executive Offices)                                (Zip Code)

Registrant's Telephone Number, Including Area Code                           (610) 640-1775               .
                                                                -------------------------------------------

                                 Not Applicable                                .
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  X    No _____
                             -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          Yes_____  No   X
                                       -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                    Outstanding as of  November 19, 2002
----------------------------------------   ------------------------------------
Common Stock, par value $.01 per share               20,146,595 Shares
This Report Includes a Total of 37 Pages

                        ORTHOVITA, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL
INFORMATION                                                                    Page
                                                                               Number
                    Item 1.  Financial Statements
                             Consolidated Balance Sheets -
                             September 30, 2002 and December 31, 2001          2

                             Consolidated Statements of Operations -
                             Three and nine months ended
                             September 30, 2002 and 2001                       3

                             Consolidated Statements of Cash Flows -
                             Nine months ended September 30, 2002
                             and 2001                                          4

                             Notes to Consolidated Financial Statements        5 - 16

                    Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of Operations    17 - 32

                    Item 3.  Quantitative and Qualitative Disclosures About
                             Market Risk                                      32

                    Item 4.  Controls and Procedures                          33

PART II - OTHER
INFORMATION

                    Item 2.  Changes in Securities and Use of Proceeds        33 - 35

                    Item 4.  Submission of Matters to a Vote of Security
                             Holders                                          35 - 36

                    Item 6.  Exhibits and Reports on Form 8-K                 36 - 37

                             Signatures                                       37

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        ORTHOVITA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       September 30, 2002    December 31, 2001
                                                       ------------------    -----------------
ASSETS                                                     (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents (Notes 2 and 5)                   $ 16,629,544         $ 12,906,557
 Accounts receivable, net                                       1,466,739              983,467
 Inventories (Note 3)                                           2,629,995            1,606,333
 Other current assets                                             201,353              125,022
                                                             ------------         ------------

   Total current assets                                        20,927,631           15,621,379
                                                             ------------         ------------

PROPERTY AND EQUIPMENT, net                                     5,125,103            5,433,353
                                                             ------------         ------------

OTHER ASSETS                                                       92,520              158,111
                                                             ------------         ------------

                                                             $ 26,145,254         $ 21,212,843
                                                             ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term capital lease obligations      $    576,125         $    482,420
 Accounts payable                                                 493,675            1,010,423
 Accrued compensation and related expenses                        594,358              624,168
 Other accrued expenses                                         1,710,287              790,765
                                                             ------------         ------------

   Total current liabilities                                    3,374,445            2,907,776
                                                             ------------         ------------

LONG-TERM LIABILITIES:
 Other long-term liabilities                                      102,125               62,000
 Capital lease obligations (Note 4)                               683,321              350,519
 Revenue interest obligation (Note 5)                           7,167,700            5,222,107
                                                             ------------         ------------
   Total long-term liabilities                                  7,953,146            5,634,626
                                                             ------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Notes 5 and 6):
 Preferred Stock, $.01 par value, 20,000,000 shares
  authorized designated as:
  Series A 6% Adjustable Cumulative Convertible Voting
    Preferred Stock, $.01 par value, 2,000 shares
    authorized, 1,400 shares issued and outstanding                    14                  ---
 Common Stock, $.01 par value, 50,000,000 shares
  authorized, 20,064,538 and 20,874,536 shares issued             200,645              208,745
 Additional paid-in capital                                    88,791,451           74,066,082
 Accumulated deficit                                          (74,419,930)         (61,599,522)
 Accumulated other comprehensive income (loss)                    245,483               (4,864)
                                                             ------------         ------------
   Total shareholders' equity                                  14,817,663           12,670,441
                                                             ------------         ------------

                                                             $ 26,145,254         $ 21,212,843
                                                             ============         ============

        The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Three Months Ended              Nine Months Ended
                                          September 30                    September 30
                                      2002            2001            2002            2001
                                      ----            ----            ----            ----
                                                           (Unaudited)
  PRODUCT SALES (Note 7)          $  2,811,727    $  1,134,253    $  7,342,629    $  2,314,262
  COST OF SALES                        373,593         170,711       1,075,529         443,749
                                  ------------    ------------    ------------    ------------

    Gross Profit                     2,438,134         963,542       6,267,100       1,870,513
                                  ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  General and administrative         1,344,385       1,176,866       3,823,172       3,222,515
  Selling and marketing              2,314,991       1,435,719       6,460,188       3,957,329
  Research and development           1,437,132       1,839,339       4,821,947       5,541,898
                                  ------------    ------------    ------------    ------------

  Total operating expenses           5,096,508       4,451,924      15,105,307      12,721,742
                                  ------------    ------------    ------------    ------------
    Operating loss                  (2,658,374)     (3,488,382)     (8,838,207)    (10,851,229)
INTEREST EXPENSE                       (37,307)        (27,654)        (63,235)        (98,436)
REVENUE INTEREST
  EXPENSE (Note 5)                    (105,948)             --        (276,549)             --
INTEREST INCOME                         42,793          59,588         114,435         228,934
NET GAIN ON SALE OF
  PRODUCT LINE (Note 7)                     --              --              --         375,000
                                  ------------    ------------    ------------    ------------

NET LOSS                          $ (2,758,836)   $ (3,456,448)   $ (9,063,556)   $(10,345,731)
                                  ============    ============    ============    ============
DEEMED DIVIDEND ON
  SERIES A 6% ADJUSTABLE
  CUMULATIVE CONVERTIBLE
  VOTING PREFERRED
  STOCK- Beneficial Conversion
  Feature (Note 6)                   3,604,962              --       3,604,962              --

DIVIDENDS ON SERIES A 6%
  ADJUSTABLE CUMULATIVE
  CONVERTIBLE VOTING
  PREFERRED STOCK (Note 6)             151,890              --         151,890              --
                                  ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO
  COMMON SHAREHOLDERS             $ (6,515,688)   $ (3,456,448)   $(12,820,408)   $(10,345,731)
                                  ============    ============    ============    ============

NET LOSS APPLICABLE TO
  COMMON SHAREHOLDERS
  PER COMMON SHARE, BASIC
  AND DILUTED                     $       (.33)   $       (.20)   $       (.63)   $       (.65)
                                  ============    ============    ============    ============

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING,
  BASIC AND DILUTED                 20,019,701      17,130,884      20,268,428      15,980,190
                                  ============    ============    ============    ============

         The accompanying notes are an integral part of these statements

                        ORTHOVITA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Nine Months Ended
                                                                                                 September 30
                                                                                            2002               2001
                                                                                            ----               ----
                                                                                                  (Unaudited)
OPERATING ACTIVITIES:
Net loss                                                                                $ (9,063,556)     $(10,345,731)
Adjustments to reconcile net loss to net cash used in operating activities -
    Depreciation and amortization                                                            906,276         1,025,970
    Amortization of deferred compensation                                                        ---            73,125
      Common Stock options and warrants issued for services rendered                         260,501           172,042
    Common Stock issued for services rendered                                                 69,998               ---
    Loss on disposal of property and equipment                                                 4,473            12,692
    Net gain on sale of product line                                                             ---          (375,000)
    (Increase) decrease in -
    Accounts receivable                                                                     (483,272)         (677,064)
    Inventories                                                                           (1,023,662)       (1,052,118)
    Other current assets                                                                     (76,331)          (36,860)
    Other assets                                                                              65,591            (8,366)
  Increase (decrease) in -
    Accounts payable                                                                        (516,748)         (445,739)
    Accrued compensation and related expenses                                                (29,810)         (237,239)
    Other accrued expenses                                                                   680,280           467,665
                                                                                        ------------      ------------

      Net cash used in operating activities                                               (9,206,260)      (11,426,623)
                                                                                        ------------      ------------

INVESTING ACTIVITIES:
  Proceeds from sale of investments                                                              ---           199,866
  Decrease in restricted cash                                                                    ---           375,000
  Purchase of property and equipment                                                        (477,499)       (1,390,056)
                                                                                        ------------      ------------

   Net cash used in investing activities                                                    (477,499)         (815,190)
                                                                                        ------------      ------------

FINANCING ACTIVITIES:
  Proceeds from short term bank borrowings                                                       ---           750,000
 Proceeds from capital lease financing arrangement                                           699,723                --
  Repayments of capital lease obligations                                                   (398,216)         (526,853)
  Net proceeds from sale of Common Stock and warrants                                            ---        13,396,868
  Net proceeds from sale of Preferred Stock and warrants                                  12,807,197                --
 Proceeds from exercise of Common Stock options and warrants and
    Common Stock purchased under the Employee Stock Purchase Plan                             47,695            74,450
                                                                                        ------------      ------------

      Net cash provided by financing activities                                           13,156,399        13,694,465
                                                                                        ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                 250,347           164,505
                                                                                        ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  3,722,987         1,617,157
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            12,906,557         3,614,626
                                                                                        ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 16,629,544      $  5,231,783
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

In addition, we are developing RHAKOSS(TM) Synthetic Bone Spinal Implants.

VITOSS has characteristics resembling those of cancellous bone, which is less dense, with a lattice-like or spongy structure that is subject to compressive forces. CORTOSS has characteristics resembling those of cortical bone, which is dense, structural, tubular in shape and subject to bending, load bearing and twisting forces. Both cortical and cancellous bones can be damaged from traumatic injury and degenerative disease, such as osteoporosis, creating a need for both cortical and cancellous synthetic bone substitutes.

VITOSS is a resorbable, beta-tricalcium phosphate scaffold, which is manufactured using our proprietary VITOMATRIX(TM) calcium phosphate technology. VITOSS is used as bone void filler in trauma and spinal procedures. CORTOSS is a high-strength, bioactive bone-bonding, self-setting composite used in the augmentation of screws that may have applications in a variety of orthopaedic procedures and in vertebral augmentation. RHAKOSS is under development as a high-strength, bioactive bone-bonding preformed composite. RHAKOSS is being designed to address the needs of the vertebral interbody fusion and spinal reconstruction markets.

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

We received the CE Mark for CORTOSS in October 2001 in the European Union and regulatory approval in March 2001 in Australia, which allows us to sell CORTOSS in these territories, as well as in other countries, such as Switzerland and Israel, that have adopted the European Union's regulatory standards, for use in screw augmentation procedures. Screw augmentation is a procedure for the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. In addition, we have completed post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. We completed the enrollment phase of a clinical study in Europe for the use of Cortoss in vertebral augmentation and submitted the vertebral augmentation study results to the European regulatory authorities in November 2002. During 2002, we received approval from the FDA to conduct a pilot clinical study in the U.S. for the use of CORTOSS in vertebral augmentation. There can be no assurance that the data from any such clinical trials will support clearance or approval from the FDA or European authorities to market this product for any of these uses.

Our ALIQUOT Microdelivery System facilitates the effective delivery of our CORTOSS product directly to the surgical site. A two-part system of catheter and dispenser is designed to assure effective delivery of CORTOSS in screw augmentation procedures.

RHAKOSS is under development and is designed to mimic the strength and flexibility characteristics of bone, as well as its radiopacity, which means its degree of transparency to x-rays and other radiation. RHAKOSS is manufactured utilizing our proprietary ORTHOBONE(TM) bioactive composite technology. RHAKOSS can be manufactured into any size or shape to optimize anatomic fit. RHAKOSS is being designed to address the needs of the vertebral interbody fusion and spinal reconstruction markets. In August 2002, we completed patient enrollment for the pilot phase of our human clinical studies in Europe for our RHAKOSS spinal implants. We have begun an expanded pivotal phase of our human clinical study in Europe of RHAKOSS for patients undergoing cervical spinal fusion surgery. There can be no assurance that the data from such clinical trials will result in obtaining the CE Mark necessary to sell RHAKOSS in the European Union.

We have assembled a network of independent stocking distributors in Europe, Australia and Israel and commissioned sales agencies in the U.S. in order to market VITOSS, and we are utilizing this network for CORTOSS in Europe, Australia and Israel. If MDM is successful in obtaining clearance to market VITOSS, it will distribute, sell and market VITOSS in Japan. We may seek a similar arrangement for CORTOSS in Japan.

In August 2002, we entered into a supply agreement with BioMimetic Pharmaceutical Inc. ("BioMimetic") that allows BioMimetic to use its recombinant human platelet derived growth factor (rhPDGF) in combination with our proprietary particulate synthetic scaffold biomaterial. Under the agreement, we will supply our proprietary calcium phosphate biomaterial manufactured under our VITOMATRIX platform to BioMimetic for its clinical and commercial use in conjunction with rhPDGF. The agreement provides that, upon obtaining the requisite regulatory approvals, BioMimetic will market and sell the combined product, which is currently for investigational use, only in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

We incorporated in Pennsylvania in 1992 and began operations in 1993. Our principal offices are located at 45 Great Valley Parkway, Malvern, Pennsylvania 19355.

Our operations are subject to certain risks including, but not limited to, the need to successfully commercialize both VITOSS and IMBIBE in the U.S., and VITOSS and CORTOSS in Europe. We also need to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and RHAKOSS in the U.S. and Europe. We have incurred losses each year since our inception in 1993, and we expect to continue to incur losses for at least the next couple of years. As of September 30, 2002, we had an accumulated deficit of $74,419,930. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. We do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash of $16,629,544 as of September 30, 2002, together with the net proceeds of approximately $4,650,000 received in October 2002, from the sale of additional Series A Preferred Stock and warrants (see Note 6), will be sufficient to meet our currently estimated operating and investing requirements into 2004. During October 2002, our shareholders approved the sale of 500 shares of our Series A Preferred Stock which are convertible into 2,930,832 shares of our Common Stock and warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share. While we have no immediate plans to do so, we may seek to obtain additional funds in the future through subsequent equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock and Preferred Stock or require debt service and/or royalty payment arrangements. Any such required financing may not be available in amounts or on terms acceptable to us.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly-owned subsidiaries including Vita Licensing, Inc. and Vita Special Purpose Corp., which were established to hold all intellectual property and provide cash management. We have eliminated all intercompany balances in consolidation.

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is generally computed assuming the conversion or exercise of all dilutive securities such as Common Stock options and warrants; however, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three and nine months ended September 30, 2002 and 2001, because they were anti-dilutive due to our losses.

Revenue

Revenue from product sales is recognized upon the receipt of a valid order and shipment to our distributor customers in Europe, Australia and Israel who stock products for resale. In the U.S., product sales revenue is recognized upon the receipt of a valid order and shipment of the product to the end user hospital. We do not allow product returns or exchanges, and we have no post-shipment obligations to our customers. In addition, collection of the customers' receivable balance must be deemed probable. Both our U.S. hospital customers and our distributor customers in Europe, Australia and Israel are generally required to pay on a net 30-day basis and sales discounts are not offered. We maintain an accounts receivable allowance for an estimated amount of losses that may result from customers' failure to pay for product purchased. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out basis, or FIFO, method.

Equity Compensation

We apply Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and the related interpretations in accounting for equity issuances to our employees under our stock option plans rather than the alternative fair value accounting provided under SFAS 123 (see below). Under APB No. 25, compensation cost related to stock options is computed based on the intrinsic value of the stock option at the date of grant, reflected by the difference between the exercise price and the fair value of our Common Stock.

We apply Standard Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") for equity issuances to non-employees. Under SFAS No. 123, we recognize compensation costs when services are provided, based on the value of the stock options and warrants at the date of grant using the Black-Scholes option pricing model.

2. CASH AND CASH EQUIVALENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2002 and December 31, 2001, we invested all excess cash in cash equivalents and short-term investments; however, if long-term investments are held, such investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in a separate component of shareholders' equity. As further discussed in Note 5, covenants under our revenue interest agreement require us to maintain specified levels of aggregate cash, cash equivalents and short-term investments.

As of September 30, 2002, cash and cash equivalents consisted of the following:

                                                                  Gross                 Gross
                                                               Unrealized             Unrealized       Fair Market
                                       Original Cost              Gains                 Losses            Value
                                       -------------              -----                 ------            -----
Cash and cash equivalents              $  16,629,544          $        ---           $        ---      $16,629,544
Short-term investments                           ---                   ---                    ---              ---
                                       -------------          ------------           ------------      -----------
                                       $  16,629,544          $        ---           $        ---      $16,629,544
                                       =============          ============           ============      ===========

3. INVENTORIES:

Inventories are stated at the lower of cost or market on a first-in, first-out basis. As of September 30, 2002 and December 31, 2001, inventories consisted of the following:

                                                            September 30, 2002            December 31, 2001
                                                            ------------------            -----------------
Raw materials ......................................        $          176,562            $         108,960
Work-in-process ....................................                 1,244,938                      752,079
Finished goods .....................................                 1,208,495                      745,294
                                                            ------------------            -----------------
                                                            $        2,629,995            $       1,606,333
                                                            ==================            =================

4.  CAPITAL LEASE OBLIGATIONS:

During July 2002, we entered into a new capital lease financing arrangement with a lending institution. The term of each individual lease is 35 months from each individual lease's inception. During the third quarter of 2002 we closed on two individual leases totaling $574,723 with annual interest of approximately 11.38%. In addition, during January 2002, we entered into a $125,000 capital lease financing arrangement with a different lending institution. The term of this lease is 60 months with an annual interest rate of 11.45%.

5.  REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. ("Paul Royalty"). The business purpose of the transaction was to raise working capital. Our obligation under this arrangement is to use the proceeds realized from this financing for working capital, including the funding of clinical development and marketing programs relating to our VITOSS, CORTOSS and RHAKOSS products. Regulatory authorities or competing products and technologies and other factors may prevent us from ever effectively marketing one or more of these three products.

In this financing, we sold Paul Royalty a revenue interest and 2,582,645 shares of our Common Stock. The value of these shares at the time the transaction closed was $1.85 per share, or $4,777,893 in the aggregate. The net proceeds of the financing were first allocated to the fair value of the Common Stock on the date of the transaction, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force ("EITF") Issues No. 88-18.

On March 22, 2002, an amendment was made to this agreement with Paul Royalty, which provided for Paul Royalty to surrender to us 860,882 shares of Common Stock that it had originally purchased in the October 2001 financing, in exchange for our surrender of the right to receive credits against the revenue interest obligation. Under the original structure, the credits equaled the first $5,000,000 of any proceeds realized by Paul Royalty or its affiliates from the resale of the 2,582,645 shares plus one-third of any appreciation realized by Paul Royalty from the original $5,000,000 purchase price of the shares. The amendment also provided for a reduction in the amount required to repurchase Paul Royalty's revenue interest, if a repurchase event were to occur (see below for description of a repurchase event). This modification was accounted for as a treasury stock transaction with a decrease to shareholders' equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification. Since this represents a non-monetary transaction, we utilized the fair value of the Common Stock surrendered to us on March 22, 2002, or $1,945,593, to determine the fair value of the non-monetary consideration in accordance with APB 29.

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

As of September 30, 2002, we were in compliance with all financial covenants. However, if we fail to maintain such balances and financial covenants, Paul Royalty can demand that we repurchase its revenue interest. In addition to the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Paul Royalty's right to require us to repurchase its revenue interest:

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

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. The repurchase price targets an internal rate of return for Paul Royalty's $10,000,000 investment ranging up to 45% net of revenue interest amounts paid by us to Paul Royalty during the term of the revenue sharing agreement. The March 22, 2002 amendment to our agreement with Paul Royalty reduced by $3,333,333 the amount that would be due to Paul Royalty should any such repurchase event described above occur in the future. If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we are insolvent or involved in a voluntary or involuntary bankruptcy. We were in compliance with all financial covenants and no repurchase events or foreclosures have occurred as of September 30, 2002. As of September 30, 2002, if the repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest, we would have owed Paul Royalty $10,638,836. The repurchase amount was calculated by applying a 45% rate of return to the original $10,000,000 purchase price from October 2001 to September 30, 2002, and then reducing that amount by both $3,333,333 (see above) and the actual revenue interest payments made during the specified period.

If we know that we will not be in compliance with our covenants under the Paul Royalty agreement, we will be required to adjust the revenue interest obligation to equal the amount required to repurchase Paul Royalty's revenue interest. As of September 30, 2002, we do not expect to fall out of compliance in the foreseeable future with the covenants and terms of the revenue interest obligation.

Paul Royalty bears the risk of revenue interest paid to it being significantly less than the current revenue interest liability, as well as the reward of the revenue interest paid to it being significantly more than the current revenue interest liability. Therefore, we are under no obligation to make any other payments to Paul Royalty in the scenario where no repurchase right is triggered and no significant revenue interest payments are paid. Conversely, we will be obligated to continue to make revenue interest payments in the scenario where sales are sufficiently high to result in amounts due under the revenue interest agreement being in excess of the current revenue interest liability. Absent an event where a repurchase right is triggered, we are not aware of any other scenarios that would obligate us to make payments due under the agreement. The products that are subject to the revenue interest have only recently been approved and marketed or are still under development. For these reasons, as of September 30, 2002 and for the forseeable future, we cannot make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under the revenue interest agreement, or the impact of this agreement on our results of operations, liquidity and financial position. Future sales from VITOSS in the U.S. and VITOSS and CORTOSS in Europe, our approved products, are difficult to estimate. RHAKOSS is under development with human clinical trials initiated in Europe in April 2002. We have initiated, or plan to initiate, human clinical trials for CORTOSS and RHAKOSS in the U.S. There is no assurance that the data from these clinical trials will result in obtaining the necessary approval to sell CORTOSS in the U.S. or RHAKOSS in either the U.S. or Europe. Even if such approval is obtained, future revenue levels, if any, are difficult to estimate. Accordingly, given these uncertainties in 2002 and for the foreseeable future, we will charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. We will continue to monitor our product sales levels. Once we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method and the obligation will be reduced as principal payments are made.

6.  SHAREHOLDERS' EQUITY:

Preferred Stock and Warrants

In July 2002, we sold 1,400 shares of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock ("Series A Preferred Stock") at $10,000 per share that are convertible into 8,206,331 shares of our Common Stock, together with five-year warrants to purchase 6,154,747 shares of Common Stock at $1.612 per share, for net cash proceeds of $12,807,197. Additionally, in July 2002, we issued to the designees of the placement agent for the transaction, five-year warrants to purchase an aggregate 820,633 shares of our Common Stock at $1.706 per share. In connection with this transaction, after obtaining the required shareholder approval in October 2002, we sold on the same terms and conditions as in the July 2002 closing, an additional 500 shares of Series A Preferred Stock convertible into 2,930,832 shares of our Common Stock together with warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share, for net cash proceeds of approximately $4,650,000. In connection with the October 2002 sale, we issued to the placement agent's designees additional five-year warrants to purchase 293,083 shares of our Common stock at $1.706 per share.

For each Series A Preferred Stock closing, the respective proceeds were allocated to the Series A Preferred Stock and the warrants based on the relative fair values of each instrument. The fair value of the warrants issued, in both July and in October 2002, were determined based on an independent third party valuation.

Accordingly, approximately $8,565,000 of the July 2002 proceeds was allocated to the Series A Preferred Stock and $3,504,000 of the proceeds was allocated to the warrants. In addition, in accordance with EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the issuance costs were not offset against the proceeds received in the issuance in calculating the intrinsic value of the conversion option but were considered in the calculation of the amount shown on the consolidated balance sheets. After considering the allocation of the proceeds based on the relative fair values, it was determined that the Series A Preferred Stock has a beneficial conversion feature ("BCF") in accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27. Accordingly, a BCF adjustment of $3,604,962 was recorded, with respect to the Series A Preferred Stock at the July 2002 closing. The value of the BCF was recorded in a manner similar to a deemed dividend, and since the Series A Preferred Stock has no maturity date and is convertible at the date of issuance, the BCF was fully amortized through retained earnings during the third quarter of 2002. We will record a similar adjustment during the fourth quarter of 2002 of approximately $4,376,000 for the BCF with respect to the Series A Preferred Stock sold at the October 2002 closing.

Upon the occurrence of each of the following events, each holder of Series A Preferred Stock can require us to redeem each share of Series A Preferred Stock held by such holder for cash in an amount equal to (i) $11,000 plus (ii) any accrued and unpaid dividend payments:

.. our failure or refusal to convert any shares of the Series A Preferred Stock in accordance with the terms thereof, or our material breach of any other term or provision of the terms of the Preferred Stock;
.. any breach of any warranty or representation made by us as of the date of the Series A Preferred Stock Purchase Agreement that is reasonably likely to have a material adverse effect on Orthovita; or
..  any breach by us of any covenant or other provision of the Series A Preferred
   Stock Purchase Agreement that is reasonably likely to have a material adverse effect on Orthovita.

As all of the redemption features are within our control, the Series A Preferred Stock is classified within shareholders' equity on the consolidated balance sheets. Dividends on the Series A Preferred Stock accrue and are cumulative from the date of issuance of the Series A Preferred Stock, whether or not such dividends are earned or declared by the Board of Directors, and will be payable at our option either in cash or in kind (subject to certain share issuance limitations as set forth in the Statement of Designations of the Series A Preferred Stock) on March 31, June 30, September 30 and December 31 of each year. The dividend rate (the "Dividend Rate") on each share of Series A Preferred Stock will be 6% per year on the $10,000 stated value of the Series A Preferred Stock. Commencing after June 30, 2004, the Dividend Rate will increase each quarter by an additional two percentage points per annum, up to a maximum Dividend Rate of 14% per year.

Given the substantial value associated with the warrants and the related BCF, the total dividend attributed to holders of the Series A Preferred Stock during the third quarter of 2002 consisted of the BCF of $3,604,962 and the stated preferred dividend of 6% totaling $151,890. The Company considers the quarterly reporting period in which the BCF was recognized to be appropriately excludable from the period of dividend attribution described in Staff Accounting Bulletin No. 68, "Increasing Rate Preferred Stock" ("SAB 68"), since this reporting period already includes a disproportionate dividend attribution. The Company will commence recognition of the implied discount addressed in SAB 68 in the quarterly reporting period following recognition of the BCF. For this purpose, the Company will seek to engage an independent appraiser to assist it in determining the implicit market rate for dividends on the Series A Preferred Stock. It is expected that this appraisal will indicate that the market rate for the Series A Preferred Stock exclusive of the increasing scheduled cash dividend entitlement, will be between the initial and ultimate rates of 6% and 14%, respectively. Similar dividend accounting treatment will occur for the Series A Preferred Stock sold at the October 2002 closing. Similar dividend accounting treatment will occur for the Series A Preferred Stock sold at the October 2002 closing.

In addition, in the event that the Series A Preferred Stock becomes subject to mandatory conversion due to the achievement of certain revenue targets by us prior to July 1, 2005, as more fully described in the Statement of Designations of the Series A Preferred Stock, we will pay an additional dividend equal to the difference between (x) $2,000 per share of Series A Preferred Stock to be converted and (y) the sum of all dividends that have been paid and all accrued but unpaid dividends with respect to each such share.

During the third quarter of 2002, we declared dividends of $151,890 on the 1,400 shares of Series A Preferred Stock outstanding as of September 30, 2002. We paid these dividends in-kind during October 2002 by issuing an aggregate 57,057 shares of our Common Stock.

Treasury Stock

As previously discussed above, we sold Paul Royalty a revenue interest and 2,582,645 shares of our Common Stock. Net proceeds of the financing were first allocated to the fair value of the Common Stock on the date of the transaction, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation.

On March 22, 2002, an amendment was made to this agreement with Paul Royalty, which provided for Paul Royalty to surrender to us 860,882 shares of Common Stock that it had originally purchased in the October 2001 financing, in exchange for our surrender of the right to receive credits against the revenue interest obligation. Under the original structure, the credits equaled the first $5,000,000 of any proceeds realized by

Paul Royalty or its affiliates from the resale of the 2,582,645 shares plus one-third of any appreciation realized by Paul Royalty from the original $5,000,000 purchase price of the shares. The amendment also provided for a reduction in the amount required to repurchase Paul Royalty's revenue interest, if a repurchase event were to occur. This modification was accounted for as a treasury stock transaction with a decrease to shareholders' equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification. Since this represents a non-monetary transaction, we utilized the fair value of the common stock surrendered to us on March 22, 2002, or $1,945,593, to determine the fair value of the non-monetary consideration in accordance with APB 29. These shares were retired during September 2002.

Common Stock

During the nine months ended September 30, 2002, we issued 37,838 shares of Common Stock valued at $69,998 to our non-employee directors in consideration of their services.

Common Stock Options

There were no stock option exercises during the third quarter of 2002. During the nine months ended September 30, 2002, stock options to purchase 10,000 shares of Common Stock were exercised for proceeds of $17,000. Additionally, during the three and nine months ended September 30, 2002, we issued stock options for the purchase of 48,050 shares and 103,850 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $76,900 and $168,221, respectively.

Employee Stock Purchase Plan

During the three and nine months ended September 30, 2002, 7,081 shares and 19,299 shares of Common Stock were purchased by the Employee Stock Purchase Plan for proceeds of $10,533 and $30,695, respectively.

Common Stock Purchase Warrants

During the three and nine months ended September 30, 2002, warrants to purchase 5,000 shares and 552,010 shares of our Common Stock expired unexercised, respectively, at an exercise price of $4.25 per share.

During the nine months ended September 30, 2002, pursuant to a clinical assessment agreement, we issued warrants to purchase an aggregate 110,000 shares of our Common Stock. These warrants have an exercise price of $1.75 per share and an exercise period of five years and were valued at $92,280 using the Black-Scholes model. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

As of September 30, 2002, pursuant to an investment banking agreement with SmallCaps Online Group LLC, as partial payment for financial advisory services rendered, we are obligated to issue warrants to purchase an aggregate 92,000 shares of our Common Stock. These warrants have an exercise price of $4.625 per share and an exercise period of four years. We have recorded the value of these warrants or $138,000 as consulting expense. The issuance of these securities is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

7. PRODUCT SALES AND NET GAIN ON SALE OF PRODUCT LINE:

We initiated sales of VITOSS in Europe and the United States in October 2000 and February 2001, respectively. CORTOSS sales were initiated in Europe during December 2001. For the three and nine months ended September 30, 2002 and 2001, product sales of VITOSS and CORTOSS by geographic market were as follows:

                                            For the three months ended        For the nine months ended
                                          September 30,    September 30,    September 30,   September 30,
PRODUCT SALES:                                2002             2001             2002            2001
                                              ----             ----             ----            ----
United States                              $ 2,670,964      $ 1,013,538      $ 6,873,618     $ 1,828,116
Outside the United States                      140,763          120,715          469,011         486,146
                                           -----------      -----------      -----------     -----------
   Total product sales                     $ 2,811,727      $ 1,134,253      $ 7,342,629     $ 2,314,262
                                           ===========      ===========      ===========     ===========

In March 2000, we sold our BIOGRAN(TM) dental grafting product line for $3,900,000 and received proceeds of $3,500,000 with an additional $400,000 held in a restricted cash escrow account until March 2001. We realized a net gain on the transaction of approximately $375,000 for nine months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The use of the words "Orthovita," the "Company," "we," "us" or "our" herein refers to Orthovita, Inc. together with its subsidiaries. In addition to historical facts or statements of current conditions, this report contains forward-looking statements that address, among other things, the generation of revenues through sales of our approved products, anticipated uses of proceeds from the sale of our securities, sufficiency of available resources to fund operations, and the timing of regulatory approvals for our products under development. When used in this Form 10-Q, the words "may," "will," "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, but are not the exclusive expressions of forward-looking statements. Forward-looking statements are based on current expectations of future events that involve risks and uncertainties; therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Furthermore, we undertake no obligation to publicly update any forward-looking statements. We claim the protections afforded by the Private Securities Litigation Reform Act of 1995, as amended, for our forward-looking statements. There are important facts that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation risk factors that are addressed in greater detail in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks Related to Our Business" section of our Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the U.S. Securities and Exchange Commission.

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

In addition, we are developing RHAKOSS(TM) Synthetic Bone Spinal Implants. VITOSS has characteristics resembling those of cancellous bone, which is less dense, with a lattice-like or spongy structure that is subject to compressive forces. CORTOSS has characteristics resembling those of cortical bone, which is dense, structural, tubular in shape and subject to bending, load bearing and twisting forces. Both cortical and cancellous bones can be damaged from traumatic injury and degenerative disease, such as osteoporosis, creating a need for both cortical and cancellous synthetic bone substitutes.

VITOSS is a resorbable, beta-tricalcium phosphate scaffold, which is manufactured using our proprietary VITOMATRIX(TM) calcium phosphate technology. VITOSS is used as bone void filler in trauma and spinal procedures. CORTOSS is a high-strength, bioactive bone-bonding, self-setting composite used in the augmentation of screws that may have applications in a variety of orthopaedic procedures and in vertebral augmentation. RHAKOSS is under development as a high-strength, bioactive bone-bonding preformed composite. RHAKOSS is being designed to address the needs of the vertebral interbody fusion and spinal reconstruction markets.

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

We received the CE Mark for CORTOSS in October 2001 in the European Union and regulatory approval in March 2001 in Australia, which allow us to sell CORTOSS in these territories, as well as in other countries, such as Switzerland and Israel, that have adopted the European Union's regulatory standards, for use in screw augmentation procedures. Screw augmentation is a procedure for the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. In addition, we have completed post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. We completed the enrollment phase of a clinical study in Europe for the use of Cortoss in vertebral augmentation and submitted the vertebral augmentation study results to the European regulatory authorities in November 2002. During 2002, we received approval from the FDA to conduct a pilot clinical study in the U.S. for the use of CORTOSS in vertebral augmentation. There can be no assurance that the data from any such clinical trials will support clearance or approval from the FDA or European authorities to market this product for any of these uses.

Our ALIQUOT Microdelivery System facilitates the effective delivery of our CORTOSS product directly to the surgical site. A two-part system of catheter and dispenser is designed to assure effective delivery of CORTOSS in screw augmentation procedures.

RHAKOSS is under development and is designed to mimic the strength and flexibility characteristics of bone, as well as its radiopacity, which means its degree of transparency to x-rays and other radiation. RHAKOSS is manufactured utilizing our ORTHOBONE(TM) proprietary bioactive composite technology. RHAKOSS can be manufactured into any size or shape to optimize anatomic fit. RHAKOSS is being designed to address the needs of the vertebral interbody fusion and spinal reconstruction markets. In August 2002, we completed patient enrollment for the pilot phase of our human clinical studies in Europe for our RHAKOSS spinal implants. We have begun an expanded pivotal phase of our human clinical study in Europe of RHAKOSS for patients undergoing cervical spinal fusion surgery. There can be no assurance that the data from such clinical trials will result in obtaining the CE Mark necessary to sell RHAKOSS in the European Union.

We have assembled a network of independent stocking distributors in Europe, Australia and Israel and commissioned sales agencies in the U.S. in order to market VITOSS, and we are utilizing this network for CORTOSS in Europe, Australia and Israel. If MDM is successful in obtaining clearance to market VITOSS, it will distribute, sell and market VITOSS in Japan. We may seek a similar arrangement for CORTOSS in Japan.

Approximately 95% of our revenues for the nine months ended September 30, 2002 were realized from product sales of VITOSS in the United States. The bone graft market in which VITOSS competes is highly competitive and dynamic. We estimate that VITOSS has no more than a 4% share of the estimated $300 million total bone graft market opportunity.

VITOSS competes in the bone graft market opportunity against the following three classes of bone graft, defined by the source of supply: (a) autograft, which is bone the surgeon harvests from the patient at the time of surgery for re-implantation in the same patient; (b) allograft, which is bone harvested from cadavers under organ donor programs, processed to remove the risk of disease transmission, and sold for re-implantation in other patients; and (c) synthetic materials created or processed and sold for implantation in patients. VITOSS is categorized in the synthetic segment of the bone graft market. The autograft, allograft, and synthetic segments command approximately 50%, 40%, and 10%, respectively, of the bone graft market opportunity.

Autograft is generally considered to be the "gold standard" against which other treatment solutions are compared. However, we believe the market continues to move away from the use of autograft, which can be painful and lengthen recovery time, and towards the greater use of allograft and synthetic materials. During a surgical procedure, a surgeon typically uses a combination of bone graft materials from more than one of the three classes of materials described above. As a result, we believe that VITOSS competes for market share in all three segments of the bone graft market opportunity.

During 2002, the bone graft market has seen the introduction of synthetic recombinant signaling growth factors, also known as bone morphogenic proteins ("BMPs"), into the synthetic segment of the marketplace. BMPs are growth factors believed to significantly accelerate the healing mechanism of bone. We believe the healing mechanism of bone is dependent upon the presence of all three of the following components: (i) signaling molecules, either provided by the patient or commercially provided such as with BMPs, (ii) the patient's own stem cells or osteoprogenitor cells, and (iii) a bone graft material, either provided by the patient or commercially provided such as with VITOSS.

We expect that the introduction of BMPs will greatly expand the overall bone graft market and in particular the synthetic segment of the bone graft market. However, it is too early to determine whether the market will place greater emphasis on the signaling molecule component over the other two components to the healing mechanism of bone. We believe mitigating factors to the broad use of BMPs include concern over excess bone growth in unwanted areas and their current high cost in comparison to commercial bone graft materials and to VITOSS in particular.

In August 2002, we entered into a supply agreement with BioMimetic Pharmaceutical Inc. ("BioMimetic") that allows BioMimetic to use its recombinant human platelet derived growth factor (rhPDGF) in combination with our proprietary VITOMATRIX particulate synthetic scaffold biomaterial. Under the agreement, we will supply our proprietary calcium phosphate biomaterial manufactured under our VITOMATRIX platform to BioMimetic for its clinical and commercial use in conjunction with rhPDGF. The agreement provides that, upon obtaining the requisite regulatory approvals, BioMimetic will market and sell the combined product, which is currently for investigational use, only in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

Our operations are subject to certain risks including, but not limited to, the need to successfully commercialize both VITOSS and IMBIBE in the U.S., and VITOSS and CORTOSS in Europe. We also need to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and RHAKOSS in the U.S. and Europe. We have incurred losses each year since our inception in 1993, and we expect to continue to incur losses for at least the next couple of years. As of September 30, 2002, we had an accumulated deficit of $74,419,930. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. We do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash of $16,629,544 as of September 30, 2002, together with the net proceeds of approximately $4,650,000 received in October 2002 from the sale of additional Series A Preferred Stock and warrants (see Note 6 to the Financial Statements contained in this Quarterly Report on Form 10-Q), will be sufficient to meet our currently estimated operating and investing requirements into 2004. During October 2002, our shareholders approved the sale of 500 shares of our Series A Preferred Stock which are convertible into 2,930,832 shares of our Common Stock and warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share. While we have no immediate plans to do so, we may seek to obtain additional funds in the future through subsequent equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock and Preferred Stock or require debt service and/or royalty payment arrangements. Any such required financing may not be available in amounts or on terms acceptable to us.

Certain Risks Related to Our Business

Additional specific risks to which our performance and financial results are subject, are set forth below. Certain of these risk factors are set forth in more detail in our Annual Report on Form 10-K for the year ended December 31, 2001.

If CORTOSS and VITOSS are not commercially successful, our operating results will be impaired.

We are highly dependent on successfully selling our products for which we have received regulatory approval. We expect approvals for our products under development, if obtained at all, to take several years. To date, we have received regulatory approval to market VITOSS and CORTOSS for specified uses in the European Union, Australia and countries adhering to the regulatory standards of the European Union. We have also received regulatory clearance to market VITOSS in the United States. For these reasons, we are dependent upon VITOSS and CORTOSS in their respective markets to generate sufficient revenues.

If we are unable to increase sales of our approved products, our operating results will be affected adversely.

If we are unable to operate an effective sales and distribution network, our ability to generate sales and become profitable will be impaired.

   We have assembled a network of independent stocking distributors in Europe, Australia and Israel and commissioned sales agencies in the U.S. in order to market VITOSS, and we are utilizing this network for CORTOSS in Europe, Australia and Israel. We also intend to distribute VITOSS through a third party strategic alliance in Japan if it is approved there. Any failure to maintain and manage our distribution network will impair our ability to generate sales and become profitable.

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

   The independent U.S. agencies selling VITOSS generally sell products from other orthopaedic companies. A single agency may sell to end user hospitals VITOSS, as well as hardware manufactured by other orthopaedic companies consisting of metal plates, screws and titanium spinal cages. Should any of these other orthopaedic companies add a bone graft material to their product line, our independent agencies could decide to eliminate VITOSS and terminate their arrangement with us. Our sales could be adversely affected if, for any reason, one or more of our successful agencies lost their hardware product line provided by any of these other orthopaedic companies. Similarly, our independent agencies may be unable or unwilling to carry or effectively sell VITOSS should any of these other orthopaedic companies introduce new products based upon technologies that could compete with VITOSS. Additionally, our sales could be adversely affected if one or more of our successful agencies eliminated VITOSS from their product line and terminated their agency arrangements with us.

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

The "off-label" use of our products may harm the reputation of our products.

   The medical devices that we manufacture and market, or intend to market, are subject to extensive regulation by the U.S. Food and Drug Administration, the European Union Medical Devices Directive and other worldwide regulatory agencies. In order to market our products, we must apply for, receive and maintain all necessary regulatory approvals in each applicable jurisdiction for specified uses of the products. In addition, we market and sell our products for only their approved indication(s) or use(s); however, we cannot control a surgeon's "off-label" use of our product. If an adverse event should occur while using our product "off-label", the reputation of our product or products could be adversely affected.

If we do not successfully train a sufficient number of surgeons, demand for our products could be adversely affected.

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

   We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our stock. In July 2002 we raised $12,807,197 in net cash proceeds from the sale of 1,400 shares of our Series A Preferred Stock and warrants to purchase 6,154,747 shares of our Common Stock at $1.612 per share. In October 2002, we raised approximately $4,650,000 in net cash proceeds from the sale of an additional 500 shares of our Series A Preferred Stock which are convertible into 2,930,832 shares of our Common Stock and warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share. We do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash of $16,629,544 as of September 30, 2002, together with the net proceeds of approximately $4,650,000 received in October 2002 from the sale of additional Series A Preferred Stock and warrants (see Note 6 to the Financial Statements contained in this Quarterly Report on Form 10-Q), will be sufficient to meet our currently estimated operating and investing requirements into 2004. While we have no immediate plans to do so, we may seek to obtain additional funds in the future through subsequent equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock and Preferred Stock or require debt service and/or royalty payment arrangements. Any such required financing may not be available in amounts or on terms acceptable to us. Factors that may cause our future capital requirements to be greater than anticipated include:

     -unforeseen developments during our pre-clinical and clinical trials; -delays in the timing of receipt of required regulatory approvals; -unanticipated expenditures in research and development or manufacturing activities;
     -delayed market acceptance of our products;
     -unanticipated expenditures in the acquisition and defense of intellectual property rights; or
     -the failure to develop strategic alliances for the marketing of some of our products.

   In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product line via acquisitions or joint ventures. Any such acquisitions or joint ventures may increase our capital requirements. If adequate financing is not available, we may be required to delay, scale back or eliminate certain operations. In the worst case, our long-term viability would be threatened.

If we fail to obtain and maintain the regulatory approvals necessary to sell our products, sales could be delayed or never realized.

If we do not manage commercial scale manufacturing capability and capacity for our products, our product sales may suffer.

The difficulties of operating in international markets may harm sales of our products.

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

     As of September 30, 2002, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders' equity, Paul Royalty can demand that we repurchase its revenue interest. In addition to the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Paul Royalty's right to require us to repurchase its revenue interest:

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

     We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. The repurchase price targets an internal rate of return for Paul Royalty's $10,000,000 investment ranging up to 45% net of revenue interest amounts paid by us to Paul Royalty during the term of the revenue sharing agreement. The March 22, 2002 amendment to our agreement with Paul Royalty reduced by $3,333,333 the amount that would be due to Paul Royalty should any such repurchase event described above occur in the future. If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we are insolvent or involved in a voluntary or involuntary bankruptcy. No repurchase events or foreclosures have occurred as of September 30, 2002. As of September 30, 2002, if the repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest, we would have owed Paul Royalty $10,638,836.

Our results of operations may fluctuate due to factors out of our control which could cause volatility in our stock price.

Our business will be damaged if we are unable to protect our proprietary rights to VITOSS, CORTOSS, or our other products, and we may be subject to intellectual property infringement claims by others.

If we cannot keep up with technological changes and marketing initiatives of competitors, sales of our products may be harmed.

We may acquire technologies or companies in the future, and these acquisitions could result in dilution to our shareholders and disruption of our business.

Our prior use of Arthur Andersen LLP as our independent public accountants could impact our ability to access the capital markets.

Provisions of Pennsylvania law or our Articles of Incorporation may deter a third party from seeking to obtain control of us or may affect your rights as a shareholder.

Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring shareholder approval, including takeover attempts.

We do not intend to pay any cash dividends to our common shareholders.

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

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from the sale of our Common and Series A Preferred Stock. Cash and cash equivalents were $16,629,544 at September 30, 2002, and $12,906,557 at December 31, 2001,
representing 63.6% and 60.8% of our total assets, respectively. In July 2002, we raised $12,807,197 in net cash proceeds from the sale of 1,400 shares of our Series A Preferred Stock and warrants to purchase 6,154,747 shares of our Common Stock. The sale of an additional 500 shares of Series A Preferred Stock and warrants to purchase 2,198,125 shares of Common Stock took place in October 2002. Net cash proceeds from the October 2002 financing were approximately $4,650,000.

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The following is a summary of selected cash flow information for the nine months ended September 30, 2002 and 2001:

                                                 Nine Months Ended September 30,
                                                     2002              2001
                                                     ----              ----

 Net loss                                        $ (9,063,556)     $(10,345,731)
 Adjustments for non-cash operating items           1,241,248           908,829
                                                 ------------      ------------
 Net cash operating loss                           (7,822,308)       (9,436,902)
 Net change in assets and liabilities              (1,383,952)       (1,989,721)
                                                 ------------      ------------
 Net cash used in operating activities           $ (9,206,260)     $(11,426,623)
                                                 ============      ============
 Net cash used in investing activities           $   (477,499)     $   (815,190)
                                                 ============      ============

 Net cash provided by financing activities       $ 13,156,399      $ 13,694,465
                                                 ============      ============

Net cash used in operating activities

Operating Cash Inflows -

Operating cash inflows for the first nine months of 2002 and 2001 have been primarily derived from VITOSS and IMBIBE product sales in the U.S. and VITOSS and CORTOSS product sales in Europe. We have also received cash inflows from interest income on cash equivalents and short-term investments.

Operating Cash Outflows -

Our operating cash outflows for 2002 have continued to be primarily used for the production of inventory, increases in sales and marketing staffing, and payment of sales commissions. In addition, operating cash outflows have been utilized for RHAKOSS process development, and pre-clinical and clinical activities in preparation for regulatory filings of our products in development.

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

Future cash flow levels from VITOSS, CORTOSS and IMBIBE product sales are difficult to predict at this stage of the products' launches. None of our product sales to date may be indicative of future sales levels. VITOSS and CORTOSS sales levels in Europe may fluctuate due to the timing of any distributor stocking orders, or due to changes in our distribution network. Additionally, seasonal slowdowns during the summer months are not unusual. Sales of VITOSS and IMBIBE in the U.S. may fluctuate due to the timing of orders from hospitals and may fluctuate due to changes in our distribution network and sales management.

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

There may be future quarterly fluctuations in spending. We expect that our sales commission expense may increase at a higher rate than any increase in VITOSS and IMBIBE product sales in the United States as we make enhancements to our sales commission program. In addition, we expect increases in the use of cash to build inventory, fund receivables and in support of marketing and sales activities for VITOSS and IMBIBE in the United States and with VITOSS and CORTOSS in Europe. We also expect an increased use of cash in operating activities associated with research and development, including U.S. clinical trials for CORTOSS and RHAKOSS, and manufacturing process development and pre-launch marketing activities in support of our other products under development. Finally, we have entered into and may enter into additional financing arrangements where we pay revenue sharing amounts on the sales of certain products. These arrangements can increase expenses related to the sale of our products.

Net cash used in investing activities

We have invested $477,499 and $1,390,056 for the nine months ended September 30, 2002 and 2001, respectively, primarily for the purchase of leasehold improvements, manufacturing equipment and research and development equipment in order to further expand our product development and manufacturing capabilities.

During March 2001, we received $375,000 from the escrow account that had been established in connection with the March 2000 sale of our BIOGRAN dental grafting product line to Implant Innovations, Inc. Of the original escrow amount of $400,000, $25,000 continues to be held in escrow for costs related to certain patent litigation.

Investing Cash Outlook -

While we anticipate capital spending for improvements to manufacturing processes at our facilities, we expect the rate of such spending to be lower in comparison to 2001. We anticipate new capital spending may be required in support of VITOSS product line extensions and our other products under development.

Net cash provided by financing activities

During the nine months ended September 30, 2002 and 2001, we received $47,695 and $74,450, respectively, from stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan. In addition, $398,216 and $526,853 were used to repay capital lease obligations during the first nine months of 2002 and 2001, respectively. During the nine months ended September 2002, we entered into new capital lease financing arrangements with two lending institutions. For the nine months ended September 30, 2002, we received proceeds of $699,723 from capital lease borrowings.

In July 2002, we sold 1,400 shares of Series A Preferred Stock at $10,000 per share, which are convertible into 8,206,331 shares of our Common Stock, together with five-year warrants to purchase 6,154,747 shares of Common Stock at $1.612 per share, for net proceeds of $12,807,197.

During the nine months ended September 30, 2001, we borrowed $750,000 on a line of credit with our bank, and we paid the line in full during July 2001. Additionally, in the first half of 2001, we sold 3,678,118 shares of our Common Stock in private equity financings, raising aggregate net proceeds of approximately $13,396,868.

Financing Requirements Outlook

In connection with the July 2002 Series A Preferred Stock transaction, after obtaining the required shareholder approval in October 2002, we sold, on the same terms and conditions as the July 2002 closing, an additional 500 shares of Series A Preferred Stock which are convertible into 2,930,832 shares of our Common Stock and warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share, for net cash proceeds of approximately $4,650,000.

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock's market price, as well as the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash of $16,629,544 as of September 30, 2002, together with the net proceeds of approximately $4,650,000 received in October 2002 from the sale of Series A Preferred Stock and warrants (see above and Note 6 to the Financial Statements contained in this Quarterly Report on Form 10-Q), will be sufficient to meet our currently estimated operating and investing requirements into 2004. While we have no immediate plans to do so, we may seek to obtain additional funds in the future through subsequent equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock and Preferred Stock or require debt service and/or royalty payment arrangements. Any such required financing may not be available in amounts or on terms acceptable to us.

Dividends on the Series A Preferred Stock will accrue and be cumulative from the date of issuance of the Series A Preferred Stock, whether or not such dividends are earned or declared by the Board of Directors, and will be payable at our option either in cash or in kind (subject to certain share issuance limitations as set forth in the Statement of Designations of the Series A Preferred Stock) on March 31, June 30, September 30 and December 31 of each year. The dividend rate (the "Dividend Rate") on each share of Series A Preferred Stock will be 6% per year on the $10,000 stated value of the Series A Preferred Stock. Commencing after June 30, 2004, the Dividend Rate will increase each quarter by an additional two percentage points per annum, up to a maximum Dividend Rate of 14% per year. In addition, in the event that the Series A Preferred Stock becomes subject to mandatory conversion due to the achievement of certain revenue targets by us prior to July 1, 2005, as more fully described in the Statement of Designations of the Preferred Stock, we will pay an additional dividend equal to the difference between (x) $2,000 per share of Series A Preferred Stock to be converted and (y) the sum of all dividends that have been paid and all accrued but unpaid dividends with respect to each such share. (See Note 6 to the consolidated financial statements for further discussion of accounting treatment).

During the third quarter of 2002, we declared dividends of $151,890 on the 1,400 shares of Series A Preferred Stock outstanding as of September 30, 2002. We paid these dividends in-kind during October 2002 by issuing an aggregate 57,057 shares of our Common Stock.

Results of Operations

This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources." A summary of net product sales and expenses for the three and nine months ended September 30, 2002 and 2001, are as follows:

-----------------------------------------------------------------------------------------------------------
                                                          Three Months Ended               % Increase
                                                            September 30,                   (Decrease)
                                                      2002                 2001            2002 vs. 2001
                                                      ----                 ----            -------------
Product Sales                                    $  2,811,727         $   1,134,253           148%
                                                 ------------         -------------
Gross Profit                                        2,438,134               963,542           153
                                                 ------------         -------------

General and Administrative Expenses                 1,344,385             1,176,866            14
Selling and Marketing Expenses                      2,314,991             1,435,719            61
Research and Development Expenses                   1,437,132             1,839,339           (22)
                                                 ------------         -------------

Total Operating Expenses                            5,096,508             4,451,924            14
                                                 ------------         -------------

Other (Expense) Income                               (100,462)               31,934          (415)
                                                 ------------         -------------

Net loss from operations                           (2,758,836)           (3,456,448)          (20)
                                                 ------------         -------------

Deemed dividend on Series A Preferred
Stock-Beneficial Conversion Feature ("BCF"          3,604,962                   ---           100
Dividends on Series A Preferred Stock                 151,890                   ---           100
                                                 ------------         -------------

Net loss applicable to common shareholders       $ (6,515,688)        $  (3,456,448)           89
                                                 ============         =============

------------------------------------------------------------------------------------------------------------
                                                          Nine Months Ended                % Increase
                                                            September 30,                   (Decrease)
                                                      2002                 2001            2002 vs. 2001
                                                      ----                 ----            -------------
Product Sales                                    $  7,342,629         $   2,314,262           217%
                                                 ------------         -------------

Gross Profit                                        6,267,100             1,870,513           235
                                                 ------------         -------------

General and Administrative Expenses                 3,823,172             3,222,515            19
Selling and Marketing Expenses                      6,460,188             3,957,329            63
Research and Development Expenses                   4,821,947             5,541,898           (13)
                                                 ------------         -------------

Total Operating Expenses                           15,105,307            12,721,742            19
                                                 ------------         -------------

Other (Expense) Income                               (225,349)              130,498          (273)
Net gain on sale of product line                          ---               375,000          (100)
                                                 ------------         -------------

Net loss from operations                           (9,063,556)          (10,345,731)          (12)
                                                 ------------         -------------
Deemed dividend on Series A Preferred
Stock-Beneficial Conversion Feature                 3,604,962                   ---           100
Dividends on Series A Preferred Stock                 151,890                   ---           100
                                                 ------------         -------------

Net loss applicable to common shareholders       $(12,820,408)        $ (10,345,731)           24
                                                 ============         =============
-----------------------------------------------------------------------------------------------------------

Product Sales. Product sales for the three and nine months ended September 30, 2002, were $2,811,727 and $7,342,629, respectively, compared to $1,134,253 and
$2,314,262 for the same periods in 2001, respectively. For the three and nine months ended September 30, 2002, 95% and 94% of total product sales were realized in the United States, respectively, compared to 89% and 79% for the same periods in 2001. In future periods, we anticipate a majority of product sales will continue to be realized from within the U.S. in comparison to outside of the U.S.

Product sales to-date during 2002 consisted primarily of VITOSS and IMBIBE sales in the U.S. and VITOSS and CORTOSS sales in Europe. During May 2002, we instituted a price increase for VITOSS in the U.S. Product sales during the first nine months of 2001 consisted primarily of sales of VITOSS in the U.S. and Europe. VITOSS was launched in Europe during October 2000 and in the U.S. during February 2001. We initiated a limited launch of CORTOSS in Europe during December 2001.

Gross Profit. Our gross profit for the three and nine months ended September 30, 2002, was $2,438,134, or 87% of product sales, and $6,267,100, or 85% of product sales, respectively. Our gross profit for the three and nine months ended September 30, 2001, was $963,542, or 85% of product sales, and $1,870,513, or 81% of product sales, respectively. The gross profit as a percentage of revenues is expected to vary depending upon the proportion of sales derived from stocking distributors outside of the U.S., where margins are lower, in comparison to sales derived from commissioned sales agents in the U.S., where margins are higher, as well as from any changes in our average selling price.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2002, were $5,096,508 and $15,105,307, respectively, compared to $4,451,924 and $12,721,742 for the same periods in 2001, respectively. General & administrative expenses for the three months ended September 30, 2002, were higher than the same period in 2001 principally due to increased spending for property and casualty insurance. In addition, General & administrative expenses for the nine months ended September 30, 2002 were higher than the same period in 2001 due to increased spending for personnel-related expenses and insurance. Selling and marketing expenses for same three and nine-month periods increased from 2001 to 2002 as a result of commission expense paid to the independent sales agencies in the U.S. on higher VITOSS product sales and enhancements made to the independent sales agencies' commission plans and headcount additions in support of U.S. product sales. Research and development expenses decreased for the three and nine months ended September 30, 2002, as compared to the same periods in 2001, primarily as a result of the completion of process development activities related to the commercial scale manufacturing of CORTOSS.

Other (expense) income. Net other (expense) income includes interest income, interest expense and revenue interest expense. We recorded $100,462 and $225,349 of net other expense for the three and nine months ended September 30, 2002, respectively, compared to $31,934 and $130,498 of net other income for the three and nine months ended September 30, 2001, respectively. The decrease in net other income between 2002 and 2001, for both the three and nine month periods, is attributed to lower average interest rates earned on invested cash and revenue interest expense incurred in 2002 as a result of the arrangement with Paul Royalty.

Net gain on sale of product line. In March 2000, $400,000 of the proceeds from the sale of our BIOGRAN dental grafting product line to Implant Innovations Inc. was placed in an escrow account. During March 2001, we realized a gain when $375,000 of the proceeds were released from the escrow account.

Net loss from operations. As a result of the foregoing factors, our net loss from operations for the three and nine months ended September 30, 2002, was $2,758,836 and $9,063,556, respectively, compared to a net loss of $3,456,448 and $10,345,731 for the three and nine months ended September 30, 2001, respectively.

Deemed dividend-BCF and dividends on Series A preferred stock. A charge for the value of the beneficial conversion feature ("BCF") of $3,604,962 was recorded with respect to the 1,400 shares of Series A Preferred Stock that we sold in July 2002. The value of the BCF was recorded in a manner similar to a deemed dividend and was fully amortized through retained earnings during the third quarter of 2002 as the Series A Preferred Stock has no maturity date and is convertible at the date of issuance. We will record a similar adjustment during the fourth quarter of 2002 of approximately $4,376,000 for the BCF relating to the 500 shares of Series A Preferred Stock that we sold in October 2002. During the third quarter of 2002, we declared dividends of $151,890 on the 1,400 shares of Series A Preferred Stock outstanding as of September 30, 2002. We paid these dividends in-kind during October 2002 by issuing an aggregate 57,057 shares of our Common Stock. (See Note 6 to the consolidated financial statements).

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

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments. Interest rate changes would result in unrealized gains or losses in the market value of the short-term investments due to differences between the market interest rates and rates at the inception of the short-term investment. We held no investments as of September 30, 2002 and December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Orthovita's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.

(b) In July 2002, the Company designated a new series of preferred stock called "Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock" (the "Series A Preferred Stock"). There are 2,000 shares of Preferred Stock authorized, of which 1,900 shares are issued and outstanding. The Statement of Designations, Rights and Preferences of the Series A Preferred Stock was previously filed as an Exhibit to a Form 8-K dated July 19, 2002 and filed with the SEC on July 23, 2002, as amended on July 31, 2002. In addition, see Note 6 to the Financial Statements contained in this Quarterly Report on Form 10-Q for further explanation of the rights and preferences of the Series A Preferred Stock.

(c) (i) On July 26, 2002, we sold 1,400 shares of Series A Preferred Stock at $10,000 per share that are convertible into 8,206,331 shares of our Common Stock, together with five-year warrants to purchase 6,154,747 shares of Common Stock at $1.612 per share, subject to adjustments, for an aggregate purchase price of $14,000,000, to the following investors:

    ===========================================================================
                                                          Shares of
                                          Shares of       Common Stock
                                          Preferred       Acquirable under
    Name of Investor                      Stock           Warrants
    ---------------------------------------------------------------------------
                                              7                30,774
    OrbiMed Associates LLC

    ---------------------------------------------------------------------------
    PW Juniper Crossover Fund LLC           158               694,607

    ---------------------------------------------------------------------------
    Caduceus Private Investment L.P.        335             1,472,743

    ---------------------------------------------------------------------------
    SDS Merchant Fund, L.P.                 350             1,538,687

    ---------------------------------------------------------------------------
    DMG Legacy Fund LLC                      27               118,699

    ---------------------------------------------------------------------------

   ============================================================================
                                                             Shares of
                                          Shares of          Common Stock
                                          Preferred          Acquirable under
    Name of Investor                      Stock              Warrants
   ----------------------------------------------------------------------------
    DMG Legacy Institutional Fund LLC                 150             659,437

   ----------------------------------------------------------------------------
    DMG Legacy International Fund Ltd.                173             760,551

   ----------------------------------------------------------------------------
    ProMed Partners, L.P.                              44             193,435

   ----------------------------------------------------------------------------
    ProMed Offshore Fund, Ltd.                          6              26,377

   ----------------------------------------------------------------------------
    Xmark Fund, L.P.                                   13              57,151

   ----------------------------------------------------------------------------
    Xmark Fund, Ltd.                                   37             162,661

   ----------------------------------------------------------------------------
    SCO Capital Partners LLC                           65             285,756

   ----------------------------------------------------------------------------
    Paul Scharfer                                      35             153,869

   ----------------------------------------------------------------------------

             Totals                                 1,400           6,154,747
   ============================================================================

     In connection with this transaction, we paid placement agent fees consisting of (a) $980,000 in cash and (b) five-year warrants to purchase an aggregate 820,633 shares of our Common Stock at $1.706 per share. The placement agent warrants were issued to the designees of the placement agent, SmallCaps Online Group LLC. The securities were issued to accredited investors in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering. See Note 6 to the Financial Statements contained in this Quarterly Report on Form 10-Q for further explanation of the terms of conversion of the Series A Preferred Stock.

     (ii) On October 18, 2002, we sold, on the same terms and conditions as in the July 2002 closing, an additional 500 shares of Series A Preferred Stock convertible into 2,930,832 shares of our Common Stock, together with warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share, subject to adjustments, for an aggregate purchase price of $5,000,000, to the following investors:

   ============================================================================
                                                             Shares of
                                          Shares of          Common Stock
                                          Preferred          Acquirable under
    Name of Investor                      Stock              Warrants
   ----------------------------------------------------------------------------
    OrbiMed Associates LLC                              7              30,774

   ----------------------------------------------------------------------------
    PW Juniper Crossover Fund LLC                     158             694,608

   ----------------------------------------------------------------------------
    Caduceus Private Investment L.P.                  335           1,472,743

   ----------------------------------------------------------------------------

                   Totals                             500           2,198,125
   ----------------------------------------------------------------------------

     In connection with this transaction, we paid placement agent fees consisting of (a) $350,000 in cash and (b) five-year warrants to purchase an aggregate 293,083 shares of our Common Stock at $1.706 per share. The placement agent warrants were issued to the designees of the placement agent, SmallCaps Online Group LLC. The securities were issued to accredited investors in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering. See Note 6 to the Financial Statements contained in this Quarterly Report on Form 10-Q for further explanation of the terms of conversion of the Series A Preferred Stock.

     (iii) Pursuant to an investment banking agreement with SmallCaps Online Group LLC, as partial payment for financial advisory services rendered during the third quarter of 2002, we are obligated to issue to SmallCaps Online Group LLC or its designees warrants to purchase an aggregate 92,000 shares of our Common Stock. These warrants have an exercise price of $4.625 per share and an exercise period of four years. The issuance of these securities is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

     (iv) On July 1, 2002, we issued to The Musculoskeletal Research Foundation, Inc. and one of its principal investigators warrants to purchase an aggregate 110,000 shares of our Common Stock in consideration for agreeing to perform services under a clinical assessment agreement. These warrants have an exercise price of $1.75 per share, subject to adjustment, and an exercise period of five years. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 11, 2002, we held a Special Meeting of Shareholders. Under applicable Nasdaq Marketplace Rules, votes of our preferred shareholders did not count towards the voting requirements necessary to approve the matters submitted to a vote of our shareholders at the Special Meeting of Shareholders. At the Special Meeting of Shareholders, the following matters were submitted to a vote of our shareholders:

1. The issuance and sale of up to 500 shares of Orthovita's Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (the "Series A Preferred Stock"), and warrants to purchase an aggregate of up to 2,198,125 shares of Orthovita's Common Stock (the "Common Stock"), in connection with the second closing of a private financing (the "Financing"). The holders of 12,210,802 shares of Common Stock voted in favor of this matter, the holders of 71,699 shares of Common Stock voted against this matter, and the holders of 20,370 shares of Common Stock abstained with respect to this matter. Accordingly, this matter was approved.

2. The adoption of an amendment to Orthovita's Bylaws providing for the rights of holders of the Series A Preferred Stock to nominate one member to the Board of Directors, and to approve the nomination of up to two additional independent directors who are not affiliated with the holders of the Series A Preferred Stock. The holders of 12,242,352 shares of Common Stock voted in favor of this matter, the holders of 52,200 shares of Common Stock voted against this matter, and the holders of 8,319 shares of Common Stock abstained with respect to this matter. Accordingly, this matter was approved.

3. The issuance of shares of Common Stock as payment of dividends on all outstanding shares of the Series A Preferred Stock (the "Dividend Shares"), with the price at which the Dividend Shares are issued based on the market price of the Common Stock as of the record date for the dividend payment. The holders of 12,196,455 shares of Common Stock voted in favor of this matter, the holders of 102,146 shares of Common Stock voted against this matter, and the holders of 4,270 shares of Common Stock abstained with respect to this matter. Accordingly, this matter was approved.

4. The issuance in full of shares of Common Stock that may become issuable upon the conversion of the Series A Preferred Stock and upon the exercise of the warrants sold in the Financing in the event that the anti-dilution provisions of the Series A Preferred Stock and warrants are triggered by a future issuance by Orthovita of Common Stock or other securities effectively equivalent to Common Stock at prices below $1.706 per share with respect to the anti-dilution protection of the Series A Preferred Stock and at prices below $1.612 per share with respect to the anti-dilution protection of the warrants. The holders of 12,190,981 shares of Common Stock voted in favor of this matter, the holders of 106,946 shares of Common Stock voted against this matter, and the holders of 4,944 shares of Common Stock abstained with respect to this matter. Accordingly, this matter was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 3.1    Bylaw Amendment Effective as of October 18, 2002

Exhibit 99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On July 17, 2002, the Company filed a Form 8-K under Item 4, reporting that the Company dismissed Arthur Andersen LLP and appointed KPMG LLP as the Company's principal independent public accountants.

On July 23, 2002, the Company filed a Form 8-K under Item 5, reporting that the Company entered into an agreement to sell preferred stock and warrants to purchase Common Stock, and filed an amendment to the Form 8-K on July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ORTHOVITA, INC.
                                   (Registrant)


November 19, 2002                  By: /s/ Antony Koblish
                                      -------------------

                                   Antony Koblish
                                   President and Chief Executive Officer
                                   (Principal executive officer)


November 19, 2002                  By: /s/ Joseph M. Paiva
                                      --------------------

                                   Joseph M. Paiva
                                   Chief Financial Officer
                                   (Principal financial and accounting officer)

                                 ORTHOVITA, INC.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Antony Koblish, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Orthovita, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Antony Koblish

Antony Koblish
President and Chief Executive Officer
November 19, 2002

                                 ORTHOVITA, INC.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Joseph M. Paiva, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Orthovita, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph M. Paiva

Joseph M. Paiva
Chief Financial Officer
November 19, 2002