Form 10-K
period 2002-12-31
ORTHOVITA INC
filed 2003-03-31
CIK 913756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the fiscal year ended December 31, 2002

                                       or

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
             Common Stock, par value $.01 per share (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $25,472,947. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the registrant's Common Stock.

As of March 24, 2003, there were 20,748,865 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Orthovita, Inc.'s Proxy Statement relating to the 2003 Annual Meeting of Shareholders (to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K) are incorporated into Part III of this annual report on Form 10-K by reference.

Portions of Orthovita, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Commission on November 19, 2002 are incorporated into Part I of this annual report on Form 10-K by reference.

                                TABLE OF CONTENTS

PART I

ITEM 1.        Business.........................................................................      1-18
ITEM 2.        Properties.......................................................................        19
ITEM 3.        Legal Proceedings................................................................        20
ITEM 4.        Submission of Matters to a Vote of Security Holders..............................        20

PART II

ITEM 5.        Market for Registrant's Common Equity And Related Shareholder Matters............     20-21
ITEM 6.        Selected Consolidated Financial Data.............................................     21-22
ITEM 7.        Management's Discussion and Analysis of Financial Condition and Results of
                Operations......................................................................     23-51
ITEM 7A.       Quantitative and Qualitative Disclosure About Market Risk........................        51
ITEM 8.        Financial Statements and Supplemental Data.......................................        51
ITEM 9.        Changes In and Disagreements with Accountants on Accounting and Financial
                Disclosure......................................................................        51

PART III

ITEM 10.       Directors and Executive Officers of the Registrant...............................        52
ITEM 11.       Executive Compensation...........................................................        52
ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters.....................................................        52
ITEM 13.       Certain Relationships and Related Transactions...................................        52
ITEM 14.       Controls and Procedures..........................................................     52-53

PART IV

ITEM 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     53-57

SIGNATURES                                                                                              58

                                     PART I

ITEM 1.      BUSINESS

FORWARD LOOKING INFORMATION

In addition to historical facts or statements of current conditions, our disclosure and analysis in this Annual Report on Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "may," "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "seek" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, future financing and liquidity, and other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks Related to Our Business" below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission ("SEC"). This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Unless the context indicates otherwise, the terms "Orthovita," "Company," "we," "us" or "our" herein refers to Orthovita, Inc. and, where appropriate, one or more of its subsidiaries.

GENERAL DEVELOPMENT OF OUR BUSINESS

Orthovita is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic, biologically active, tissue engineering products for restoration of the human skeleton. Our focus is on developing products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. We incorporated in 1992 and have developed several products to date:

     .    VITOSS(R) Scaffold Synthetic Cancellous Bone Void Filler;

     .    IMBIBE(TM) Bone Marrow Aspirate Syringe used with VITOSS;

     .    CORTOSS(R) Synthetic Cortical Bone Void Filler; and

     .    ALIQUOT(TM) Microdelivery System used with CORTOSS.

In addition, we are developing RHAKOSS(TM) Synthetic Bone Spinal Implants.

VITOSS has characteristics resembling those of cancellous bone with a lattice-like or spongy, porous structure that is subject to compressive forces. CORTOSS has characteristics resembling those of cortical bone, which is dense, structural and subject to bending, load bearing and twisting forces. Both cortical and cancellous bones can be damaged from traumatic injury and degenerative disease, such as osteoporosis, creating a need for both cortical and cancellous synthetic bone substitutes. In surgical procedures, IMBIBE is used to deliver VITOSS to the bone graft site, and ALIQUOT is used to deliver CORTOSS to the surgical site.

Information regarding our product sales by geographic market for each of the fiscal years ended December 31, 2002, 2001 and 2000 is included in Note 10 (Product Sales) to the consolidated financial statements which is elsewhere in this Annual Report.

We have assembled a network of commissioned sales agencies in the U.S. in order to market VITOSS and IMBIBE. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and ALIQUOT. If Japan Medical Dynamic Marketing, Inc. is successful in obtaining clearance to market VITOSS it will distribute, market and sell VITOSS in Japan.

We market and sell our products for only the indication(s) or use(s) that have received regulatory approval as further discussed below under the caption "Government Regulations."

In August 2002, we entered into a supply agreement with BioMimetic Pharmaceutical Inc. ("BioMimetic") that allows BioMimetic to use its recombinant human platelet derived growth factor ("rhPDGF") in combination with our proprietary VITOMATRIX(TM) particulate synthetic scaffold biomaterial. Under the agreement, we will supply our proprietary calcium phosphate biomaterial to BioMimetic for its clinical and commercial use in conjunction with rhPDGF. The agreement provides that, upon obtaining the requisite regulatory approvals, BioMimetic will market and sell the combined product, which is currently distributed for investigational use, in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

In March 2003, we entered into an agreement with Kensey Nash Corporation to jointly develop and commercialize new biomaterials-based spine products. The new products to be developed under this agreement will be based on our proprietary VITOSS bone void filler material in combination with proprietary Kensey Nash biomaterials. The intent of the agreement is to develop new products that can be brought to market through the 510(k) regulatory process. Kensey Nash will manufacture the products and we will market and sell the products worldwide.

We maintain a web site at www.orthovita.com and make available free of charge on this web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on

Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC.

OUR PRODUCT PIPELINE AND RELATED CLINICAL APPLICATIONS

As further discussed below under the caption "Government Regulation," our products and product candidates are subject to extensive regulation as medical devices by the U.S. Food and Drug Administration ("FDA"), regulatory authorities in Europe such as TNO, or the Netherlands Organization for Applied Scientific Research, who we have selected as our notified body (our "Notified Body") and regulatory authorities in other jurisdictions. Product approval applications for our products must be supported by valid scientific evidence, typically including clinical trial data, to demonstrate the safety and effectiveness of the products.

VITOSS SCAFFOLD SYNTHETIC CANCELLOUS BONE VOID FILLER

VITOSS is a resorbable, beta-tricalcium, phosphate scaffold used as a bone void filler in trauma and spinal procedures. The highly-porous physical structure of VITOSS allows it to be rapidly saturated with marrow, blood and nutrients providing the cells and signals that are required for bone growth and remodeling. VITOSS provides a three dimensional structure which, we believe, allows bone growth. VITOSS is covered by three U.S. issued patents and other U.S. and foreign patent applications are pending.

We received regulatory clearance for VITOSS in the U.S. from the FDA in December 2000 and CE Certification in the European Union from our Notified Body in July 2000 (see GOVERNMENT REGULATION-Europe below). The CE Certification permits us to sell VITOSS in all of the countries of the European Union as well as in other countries, such as Switzerland and Israel that have adopted the European Union's regulatory standards. These regulatory approvals allow us to market VITOSS for use as a cancellous bone void filler for bony voids or gaps of the skeletal system, including the extremities, spine and pelvis. We also received regulatory approval in March 2001 to sell VITOSS for this use in Australia. We launched VITOSS in Europe in October 2000 and in the U.S. in March 2001. Pursuant to an agreement we reached in April 2001, Japan Medical Dynamic Marketing, Inc., an orthopaedic company, will initiate clinical studies necessary to apply for regulatory approval to market VITOSS in Japan. These clinical studies in Japan have not yet been initiated and there can be no assurance that such studies will support clearance or approval from the Japanese Ministry of Health, Labor and Welfare ("MHW") to market this product for any use.

Through 2002, VITOSS was available in two product configurations - VITOSS Block and VITOSS Morsel. In February 2003, we launched two additional VITOSS configurations - VITOSS Scaffold Micro Morsels and VITOSS Scaffold Macro Morsels (see "PRODUCT LINE EXTENSIONS" below). These product iterations are designed to provide a broader choice for our surgeon customers when utilizing VITOSS in various applications.

Bone Defect Repair. Injury or trauma to the bone, as well as degenerative conditions, disease and aging, affect the health and viability of the human skeleton. These conditions often result in the need for the repair of bone defects through a bone grafting procedure. Approximately 500,000 bone grafting procedures on a worldwide basis are performed each year in the spine, extremities and pelvis, representing a potential market we estimate at approximately $300,000,000. Bone grafting material is either (i) autograft material, which is often obtained or harvested from the iliac crest region of the patient's own hip, or (ii) allograft material, which is obtained from a cadaver, or (iii) synthetically derived materials such as VITOSS. VITOSS has been used in bone grafting procedures as a bone void filler in a variety of applications, including those of the long bone, extremity, spine and pelvic areas.

An autograft harvest is an additional procedure that extends surgical time, adding to costs and increasing blood loss and patient risk of infection or adverse reaction from the additional time under anesthesia. Of equal concern, harvesting bone for autograft sometimes causes protracted pain that may necessitate a trip back to the surgeon several months after the surgical procedure. Using VITOSS instead of autograft material avoids these potential complications of autograft harvest procedures. In addition, using VITOSS avoids any patient and surgeon quality concerns regarding the use of cadaver derived allograft material.

Spinal Repair. Many patients affected by severe back pain due to degeneration of one or more discs are treated with a spinal fusion procedure. We estimate that 400,000 spinal fusions are done annually on a worldwide basis. In cases where the patient has advanced disc degeneration or spinal instability, spinal fusion involves the fusing together of adjoining vertebrae. This procedure involves a surgical incision in the patient's back or abdomen and frequently requires the removal of the affected disc material and the surgical attachment of a metal implant or a spinal fusion cage to join the two surrounding vertebrae. The metal implant or spinal fusion cage is usually packed with bone grafting material to help promote the union of the two adjacent vertebrae. As discussed above, bone grafting material is either (i) autograft material, (ii) allograft material, or
(iii) synthetically derived materials such as VITOSS. We believe the use of VITOSS, rather than allograft or autograft materials, in spinal repair procedures is preferable to both the patient and the surgeon.

Iliac Crest Repair. The bone grafting material used to pack the metal implant and cages used in spinal fusion procedure is often autograft material, obtained or "harvested" from the iliac crest region of the patient's own hip through an operating procedure. This procedure leaves an open space in the iliac crest, which is often painful and slow healing. We estimate that each year, autograft material is used in approximately 200,000 spinal fusion procedures worldwide and that harvested material is used in another 100,000 non-spinal fusion related procedures worldwide. VITOSS can be used to repair the bone void left by the harvest procedure at the time of surgery and may reduce pain and speed healing time. In post-marketing studies of VITOSS for iliac crest repair, initial results indicate the use of VITOSS performs well in the formation of new bone. VITOSS also resulted in a reduction of incidence of post-operative bleeding and post-operative pain at the harvest site.

Trauma. Physical trauma such as falls and accidents can result in bone fracture or damage. Fractures of broken bones are often realigned with hardware, such as plates, rods and screws. Once the hardware has been used to recreate the skeletal anatomy, there are often defects or voids in the bone which remain. Those voids require the use of bone graft material. The goal of bone grafting in trauma applications is to rapidly heal the damaged bone. We estimate approximately 100,000 trauma related bone graft repairs are performed annually on a worldwide basis. Autograft, cadaver allograft, as well as synthetic scaffolds, like VITOSS, are used for trauma related bone graft repairs. VITOSS has been used as a bone void filler in a variety of trauma applications, including those of the long bone, extremity, and pelvis. In addition, VITOSS has been used to fill bone void defects due to trauma in cancelleous fractures of the wrist, ankle, tibia and femur.

Dental, Periodontal, Oral and Cranio-Maxillofacial. In August 2002, we entered into a supply agreement with BioMimetic that allows BioMimetic to use its rhPDGF in combination with our proprietary VITOMATRIX(TM) particulate synthetic scaffold biomaterial. Under the agreement, we will supply our proprietary calcium phosphate biomaterial to BioMimetic for its clinical and commercial use in conjunction with rhPDGF. The agreement provides that, upon obtaining the requisite regulatory approvals, BioMimetic will market and sell the combined product, which is currently distributed for investigational use, in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

IMBIBE BONE MARROW ASPIRATE SYRINGE

In September 2001, we received regulatory clearance in the U.S. from the FDA to market IMBIBE for use as a bone marrow aspiration syringe. IMBIBE provides spine and trauma surgeons with a simple method for harvesting a patient's own bone marrow, mixing it with VITOSS and delivering the mixture to the bone graft site. In March 2003, we received regulatory clearance in the U.S. from the FDA to market three additional IMBIBE syringes which, we believe, will provide greater flexibility and options for surgeons.

CORTOSS SYNTHETIC CORTICAL BONE VOID FILLER

CORTOSS is a high-strength, bone-bonding, self-setting composite engineered specifically to mimic the characteristics of human cortical bone. Laboratory tests demonstrate that CORTOSS exhibits compressive strength similar to human cortical bone and is bioactive such that it promotes direct bony apposition. For patients with poor bone healing capacity, as seen in osteoporotic patients, CORTOSS has been developed to be used in a variety of surgical procedures to provide structural stability and reinforcement of the bones after surgery. The surgeon's goal is to repair the patient's bone and provide mobility to the patient as quickly as possible. Prolonged bed rest or inactivity often results in decreased overall health for older, osteoporotic patients. In order to gain mobility quickly, structural stability must be provided in a short period of time.

CORTOSS's simple mix-on-demand delivery system design allows for minimum waste and maximum ease of use and flexibility for the surgeon. CORTOSS is an injectable substance that is delivered aseptically through a pre-filled, unit dose, disposable cartridge. Delivery of CORTOSS to the surgical site may be started and stopped for a prolonged period of time throughout the surgical procedure. Polymerization is initiated when CORTOSS is expressed through the static mix-tip and hardens within minutes. CORTOSS provides two stages of fixation: immediate mechanical interlock into porous bone, followed by intimate bone growth along the contours of the surface. CORTOSS develops a calcium phosphate-rich surface, which is equivalent in composition and structure to bone mineral. Six month CORTOSS histology (pre-clinical studies) shows direct, intimate bony contact. CORTOSS is covered by two U.S. issued patents and other U.S. and foreign patent applications are pending.

We received the CE Certification for CORTOSS for use in screw augmentation procedures in October 2001 in the European Union and regulatory approval in March 2001 in Australia, which allow us to sell CORTOSS in these territories as well as in other countries that have adopted the European Union's regulatory standards. Screw augmentation is a procedure for the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. In addition, during January 2003 we received European regulatory approval through the CE Certification to market CORTOSS for vertebral augmentation including compression fractures caused by osteoporosis and invasive tumors. Vertebral augmentation is a procedure for repairing fractured vertebrae that can be performed on an outpatient or short-stay basis. We completed post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. During 2002, we received investigational device exemption ("IDE") approval from the FDA and began enrolling patients in a pilot clinical study in the U.S. for the use of CORTOSS in vertebral augmentation using the vertebroplasty surgical technique. There can be no assurance that the data from any such clinical trials will support clearance or approval from the FDA to market this product for any of these uses. CORTOSS is not available for commercial distribution in the U.S.

Vertebral Augmentation. We estimate there are approximately 700,000 patients worldwide with vertebral compression fractures ("VCFs") caused by osteoporotic bone or bone cancer resulting in severe pain and immobility. Of these, approximately 260,000 fractures are diagnosed. The traditional treatments, e.g., bed rest, bracing, narcotics or injections, do not address the underlying fracture. Vertebral augmentation has been reported to provide early pain relief in over 90% of osteoporotic patients. Early relief of pain provided by vertebral augmentation allows patients to maintain better functional capacity. Functional capacity, in turn, is believed to be directly related to the ability to live independently and unassisted. We are not aware of any product that has received FDA approval or European approval for use in this procedure; however, surgeons currently use polymethylmethacrylate ("PMMA") bone cement "off-label" which means the use of a product for a non-approved indication. We believe that CORTOSS is the only biomaterial in Europe approved for vertebral augmentation injections based on prospective clinical studies. In addition, CORTOSS may have several advantages over PMMA in vertebral augmentation, such as its ability to be seen by surgeons without adding additional materials such as barium when using imaging equipment in performing the procedure, its lower temperature setting time that reduces the risk of tissue necrosis associated with PMMA, its higher compression strength and its ability to be mixed on demand. In addition, CORTOSS does not release free unreacted monomers into the patient's body like PMMA. Monomer release has been shown to cause a variety of complications such as hypotension and emboli.

Clinical Study. We completed a multi-center prospective clinical study using CORTOSS in vertebral augmentation in Europe. A total of 53 patients, including both osteoporotic VCFs and cancerous VCFs, were enrolled and over 80 vertebral levels were treated. Monitoring was conducted pre-operatively, and post-operative follow-up was completed at the end of one day, four days, eight days, one month, three months and six-months.

The study results indicated that one month after treatment with CORTOSS, visual analog pain scores were reduced on average by 55%. This clinical study data was submitted and resulted in our receiving the CE Mark in Europe for CORTOSS for vertebral augmentation.

Systematic Approach to CORTOSS in VCFs. We are pursuing a systematic four-step approach to studying CORTOSS for use in vertebral augmentation. First, we completed the above-mentioned multi-center prospective clinical study in Europe. Next, we initiated a U.S. pilot clinical study under an FDA IDE for vertebral augmentation using the vertebroplasty surgical technique and have started to enroll patients. This U.S. pilot clinical study will utilize our ALIQUOT microdelivery system to inject CORTOSS directly into the fractured vertebrae. Thirdly, we have submitted to FDA an IDE application seeking approval to allow us to begin a second pilot study using CORTOSS for vertebral augmentation using the kyphoplasty surgical technique. With the kyphoplasty surgical technique, the fractured vertebral body is tamped and reduced on the inside of the vertebral body using disposable instrumentation, such as a balloon, prior to the injection of CORTOSS into the vertebral body. The final step in our systematic approach to CORTOSS in VCFs will be to conduct a U.S. FDA-approved pivotal clinical study, which studies the use of CORTOSS in VCFs using both the vertebroplasty and kyphoplasty surgical techniques. In addition, we expect the pivotal study design will include a control group for comparison.

Screw Augmentation. We estimate that worldwide each year, approximately 1,500,000 orthopaedic procedures are performed using internal fixation devices that involve screws. About 1,000,000 of these involve long bone fractures that are treated with metal plates and screws; the remainder involve hip fractures treated with compression screws and spinal fractures treated with pedicle screws.

Long Bone Screw Augmentation. In long bone fractures, screws are placed into the plate and serve to compress the fracture, permitting faster healing. We estimate these screws "strip" or fail to hold in approximately 150,000 osteoporotic patients each year due to poor bone quality, as is often the case in osteoporotic bone. Where screws fail to hold, current treatment options include:
(i) replacement of the screw with a screw of larger diameter, which may further weaken the bone and is not always possible because of the size of the screw holes and/or the bone, (ii) replacing the plate with a longer plate with more screw holes to span the failed screw holes, which adds considerable time to the procedure, creates a larger wound area, increases the risk of other screws failing due to their removal and reimplantation, and in certain situations is anatomically not possible, (iii) leaving the plate with the failed screws as it is and giving the patient a non-load bearing cast for a prolonged period of time, which increases the risk of post-operative complications related to immobilization, such as deep venous thrombosis, or (iv) augmenting the screws with PMMA bone cement, which is cumbersome and time consuming because it needs to be manually mixed and transferred into a syringe for application and, after mixing there only is a small time window in which it can be used before it sets, making it difficult to augment more than one screw at a time. Additionally, PMMA bone cement is not approved by the FDA for this indication. The use of CORTOSS to anchor the screw in a quick and efficient way will allow the full function of the screw to be restored. We are not aware of any cement products that have received FDA approval or CE Certification that would be in competition with CORTOSS for this indication.

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

Pedicle Screw Augmentation. Many spinal surgeries today have become possible only due to the availability of instrumentation systems that allow manipulation and fixation of the individual elements of the spine. These instrumentation systems are attached to the spine by means of screws placed in the pedicle region of the vertebrae. In patients with sub-optimal bone quality, such as osteoporotic patients, the purchase or "bite" of these screws may be insufficient to maintain the integrity of the construction. There are approximately 280,000 patients in which pedicle screws are placed each year on a worldwide basis. We estimate that approximately 35,000 may require the augmentation of screws due to osteoporosis. We believe CORTOSS has the potential to ensure secure fixation of the screws, allowing the instrumentation systems to restore maximum fixation and stabilize the spine. Additionally, we believe CORTOSS's mix-on-demand delivery system makes its use here convenient and practical. We are not aware of any products approved for this indication that would be in competition with CORTOSS.

Compression Screw Augmentation. We estimate approximately 750,000 hip fractures occur annually worldwide of which an estimated 250,000 are repaired using compression screw augmentation. Many osteoporotic patients, particularly elderly women, suffer a fracture of the hip whereby the "ball" of the hip-and-socket, or the head of the femur leg bone, is separated from the rest of the bone. These fractures are often treated through the use of compression hip screws, which are placed through the femur bone and into the femoral head to stabilize and compress the fracture to permit healing. The healing of a fracture is directly proportional to the degree of stabilization. The failure of screws to purchase or hold is common, especially in osteoporotic bone. Additionally, in many cases, even after the screw gains initial hold, the screw's sharp thread edges may cause the screw to cut through the bone and "walk-out" through the femoral head. Such a failure during or after the surgical procedure will result in the need for an artificial hip implant. We believe the use of CORTOSS to anchor the screw in a quick and efficient way will allow the full function of the screw to be restored. We are not aware of any products approved for this indication that would be in competition with CORTOSS.

In two separate clinical studies in Europe, CORTOSS was used to increase the holding power of screws in the bone and to protect the bone from the screw's sharp threads. The first study included 25 patients with subtrochanteric fractures, which had been treated with dynamic hip screws and was completed during early 2002. The holding power of the screw was shown to increase significantly in all patients. This holding power was evidenced by an increase in torque resistance. To date, none of the augmented screws has shown movement. A second clinical study, which included 21 patients with intra-capsular fractures of the hip, evaluated the effect of CORTOSS for the augmentation of two parallel screws used to reduce and fix the hip fracture. The use of CORTOSS for this indication has the potential to reduce the need for a second corrective surgery.

ALIQUOT MICRODELIVERY SYSTEM

Our ALIQUOT Microdelivery System facilitates effective delivery of our CORTOSS product directly to the surgical site. A two-part system of catheter and syringe dispenser is designed to assure effective delivery of CORTOSS in screw augmentation and vertebral augmentation procedures. During the second quarter of 2002, we received CE Certification from our Notified Body for ALIQUOT. The ALIQUOT system was used as part of our European multi-center prospective clinical study for CORTOSS in vertebral augmentation and will be used in the U.S. studies for CORTOSS in vertebral augmentation.

RHAKOSS SYNTHETIC BONE SPINAL IMPLANTS

RHAKOSS is under development as a synthetic bioactive bone-bonding, load-bearing pre-formed spinal implant product for use in spinal repair procedures including vertebral interbody fusion and spine reconstruction. RHAKOSS is manufactured using our proprietary ORTHOBONE(TM) bioactive composite technology. RHAKOSS can be manufactured into any size or shape to optimize anatomic fit. RHAKOSS can be injection molded or machined, thus generating a potentially unlimited supply and consistent material performance. RHAKOSS is designed to address the spine repair needs of the vertebral interbody fusion and spinal reconstruction markets. We believe that RHAKOSS represents a potential alternative to titanium/carbon fiber cages and allograft cadaver bone implants. We are developing RHAKOSS to combine the best features of first generation interbody fusion devices while eliminating many of the disadvantages of some currently available materials, such as inconsistent structural integrity, inability to visualize the graft material, lack of bonding to bone, potential concerns about disease transmission and potential limited supply. RHAKOSS is designed to mimic the radiolucency of bone, which means its transparency to x-ray and other radiation, as well as the strength and flexibility characteristics of bone.

We have completed patient enrollment for the pivotal phase of our RHAKOSS clinical study in Europe for patients undergoing cervical spinal fusion surgery. More than 70 patients have been enrolled and we will follow each patient for 6 months. There can be no assurances that the data from any such clinical trials will result in obtaining the CE Certification necessary to sell RHAKOSS in the European Union. In the U.S. during 2002, we filed an IDE with the FDA seeking approval to initiate human clinical studies for the use of RHAKOSS in cervical spinal fusion.

Spinal Fusion. The current worldwide market estimate for interbody fusion devices including titanium cages, carbon fiber cages and cadaver bone dowels and spacers is approximately $445,000,000. We believe RHAKOSS potentially offers the surgeon and patient the consistency of engineered synthetics, with similar characteristics to those of human bone implants. We have completed patient enrollment for the pivotal phase our RHAKOSS human clinical study in Europe.

NEAR-TERM PRODUCT DEVELOPMENT

In an effort to increase product revenue in the short term, we are developing new products under our currently approved VITOSS and IMBIBE product platforms. We are seeking to bring these product line extensions to market in the U.S. through the 510(k) regulatory process. These products will be in addition to our long-term IDE clinical programs with CORTOSS and RHAKOSS. We intend for the new 2003 product pipeline to include:

VITOSS Scaffold Micro Morsels - 1-2 mm morsels will provide surgeons the option to pack VITOSS more tightly into voids when appropriate and the smaller size will fit through minimally invasive tube-sets. We began to sell VITOSS Scaffold Micro Morsels in the U.S. at the end of the first quarter of 2003.

VITOSS Scaffold Macro Morsels - 4-7 mm morsels will provide surgeons the option to fill larger voids more efficiently and rapidly. We began to sell VITOSS Scaffold Macro Morsels in the U.S. at the end of the first quarter of 2003.

IMBIBE Syringes - 20 cc, 30 cc and 60 cc syringes will provide surgeons with more options for combining VITOSS with bone marrow aspirate in a variety of sizes. We began to sell these additional IMBIBE syringe sizes in the U.S. at the end of the first quarter of 2003.

Bone Marrow Aspiration Needles - bone marrow aspirate needles in various sizes, diameters and lengths will allow our surgeon customers to have broader technique options for harvesting bone marrow aspirate for combination with VITOSS.

VITOSS Scaffold Cartridges - functional packaging of VITOSS in 5 cc, 10 cc, 15 cc and 30 cc sizes. The cartridge will be pre-filled with VITOSS and will allow surgeons to directly combine VITOSS with bone marrow aspirate in one step.

We are seeking to expand our VITOSS product portfolio further in 2004.

OUR RESEARCH & DEVELOPMENT

We employ a multidisciplinary approach to create biomaterials technology platforms, including composite engineering, polymer science, chemistry and nanoparticulate ceramic glass science to create novel biomaterials. We then use the new biomaterials to develop unique, synthetic, biologically-active products engineered to restore the human skeleton. Patents have been issued and additional patent applications have been filed to protect our key biomaterial developments. See "Patents and Proprietary Intellectual Property" below for additional information.

Our products under development to date have been the result of our internal research and development activities. We incurred approximately $5,971,000, $7,203,000 and $7,500,000 in research and development expenses in 2002, 2001 and 2000, respectively.

PATENTS AND PROPRIETARY INTELLECTUAL PROPERTY

An integral part of our product development strategy is to seek protection for our product technologies and manufacturing methods through the use of U.S. and foreign patents. We have filed or intend to file applications as appropriate for patents covering our technologies, products and processes. We cannot be certain that any of our patent applications will be issued, or if issued, that they will not be challenged by third parties. We cannot be certain that we were the first creator of inventions covered by pending patent applications or we were the first to file patent applications for such inventions for the following reasons:

     . patent applications filed prior to December 2000 in the U.S. are maintained in secrecy until issued;

     . patent applications filed after November 2000 in the U.S. are maintained in secrecy until eighteen months from the date of filing;

     . publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries.

Further, there can be no assurance the claims allowed under any issued patents will be sufficiently broad as to protect our proprietary position in the technology. In addition, there can be no assurance any patents issued to us will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide commercially useful competitive advantages to us. As of the date of this filing, we own eight issued U.S. patents, eleven pending U.S. patent applications and numerous counterparts of certain of these patents and pending patent applications worldwide, including Canada, Europe, Mexico and Japan.

SURGEON ADVISORY PANELS

We have two surgeon advisory panels. Our Surgeon Clinical Panel is comprised of international surgeon experts that provide product development advice and guidance to us. Our Scientific Advisory Board is made up of international surgeon experts that guide us regarding design and scientific issues. Certain members of the surgeon panels have received options to purchase our Common Stock, a practice that we may continue in the future.

MANUFACTURING AND PRODUCT SUPPLY

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with current Good Manufacturing Practice ("GMP") regulations, Quality System Requirements ("QSR"), International Standards Organization ("ISO") 9000 Series standards and equivalent requirements.

Our 16,200 square foot VITOSS and CORTOSS manufacturing facilities which produce our commercial products, are leased through July 2012 and are certified as meeting the requirements of ISO 9000: 2000 and European Norm ("EN") 13485 for the period July 1, 2000 through July 1, 2003. These facilities are subject to inspection by the FDA for compliance with FDA device manufacture requirements. We expect to receive ISO 9000: 2000 and EN 13485 re-certification for the period July 1, 2003 through July 1, 2006. In addition to the need for CORTOSS U.S. regulatory approval, in order to commercialize

CORTOSS in the U.S., the CORTOSS manufacturing facility and quality assurance system must pass inspection by the FDA. We believe our manufacturing facility has the capacity to meet our commercial needs for the next several years. We are manufacturing IMBIBE and ALIQUOT through outside third-party contract manufacturers. Our third-party manufacturers are ISO 9001 certified or have been audited by us and determined to meet our quality system requirements (See GOVERNMENT REGULATION below).

Our ability to manufacture VITOSS and CORTOSS is dependent on a limited number of specialty suppliers of certain raw materials. We do not have any long-term supply agreements for raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Moreover, our failure to maintain strategic reserve supplies of each significant single-sourced material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreements.

SALES AND MARKETING

We have assembled a network of commissioned sales agencies in the U.S. in order to market VITOSS and IMBIBE. In the U.S., we are represented by approximately 35 sales agencies. Sales agencies in the U.S. do not warehouse inventory. U.S. sales agencies are paid commissions by us for selling our products to the end user customers.

Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS and ALIQUOT. We have arrangements with independent distributors outside the U.S. to purchase products directly from us, to warehouse inventory of products purchased from us and to hold title to the products purchased. Sales of VITOSS, CORTOSS and ALIQUOT in Europe may experience seasonal slowdowns during the summer months.

If Japan Medical Dynamic Marketing, Inc. is successful in obtaining clearance to market VITOSS, it will distribute, sell and market VITOSS in Japan. We may seek a similar arrangement for CORTOSS in Japan.

The independent distributors outside of the U.S. and the end user customers in the U.S. do not have the right to return or exchange any products that they have purchased from us. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

COMPETITION

Extensive research efforts and rapid technological change characterize the market for products in the orthopaedic market. We face intense competition from medical device and medical products companies. Our products could be rendered noncompetitive or obsolete by competitors' technological advances. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us and as a result may adversely impact our influence over the distribution channels for our products. These competitors may also be in the process of seeking FDA or other regulatory approvals, or patent protection, for new products. Our competitors could, therefore, commercialize new competing products in advance of our products. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations. We believe VITOSS faces competition from products currently on the market as well as products that may enter the market in the future.

Our share of the bone graft market is not significant due to the fact that our two commercial products have only recently been approved. VITOSS was approved in the U.S. in December 2000 and launched in March 2001. CORTOSS, which was approved in Europe during the fourth quarter of 2001, has had limited European sales to date. Moreover, we do not expect CORTOSS to receive approval in the U.S. for at least several years, if at all. The companies against whom we currently compete are different than those that we had, at the time of product launch, expected to be our primary competitors. This is indicative of the dynamic market in which we operate. During 2002, the bone graft market saw the introduction of synthetic recombinant signaling growth factors, also known as bone morphogenic proteins ("BMPs"), into the synthetic segment of the marketplace. BMPs are growth factors that are believed to significantly accelerate the healing mechanism of bone. We believe the healing mechanism of bone is dependent upon the presence of all three of the following components:
(i) signaling molecules, either provided by the patient or commercially provided such as with BMPs, (ii) the patient's own stem cells or osteorogenitor cells, and (iii) bone graft material, either provided by the patient or commercially provided such as with VITOSS.

We expect the introduction of BMPs will greatly expand the overall bone graft market and in particular the synthetic segment of the bone graft market. However, it is too early for us to determine whether the market will place greater emphasis on the signaling molecule component ((i) above) over the other two components ((ii) and (iii) above) to the healing mechanism of bone. We believe that several factors mitigate against the broad use of BMPs, including
(i) concern over BMPs causing excess bone growth in unwanted areas, and (ii) the current high cost of BMPs in comparison to commercial bone graft materials and to VITOSS in particular. Moreover, due to the high cost of BMPs and the potential to cause excessive bone growth, surgeons may prefer using only a small volume of BMPs in relation to the anatomic site where new bone growth is sought. VITOSS can be used in conjunction with, and complementary to, BMPs in applications where VITOSS can provide the volume of scaffold necessary to fill the defect site. Accordingly, we have developed a two-pronged marketing strategy that provides the option for surgeons to choose to use VITOSS either instead of, or concurrently with, the BMPs depending upon the surgical procedure and the patient's physiological profile.

There are no known products that have received FDA approval or a CE Certification for screw augmentation and vertebral augmentation that would be in competition with CORTOSS for these indications; however, we may face off-label use of PMMA bone cement products. RHAKOSS will compete against established products in the market place, including those manufactured from metal carbon fiber and cadaver bone.

GOVERNMENT REGULATION

In order to market our products, we must apply for, be granted and maintain all necessary regulatory approvals in each applicable jurisdiction. To date, we have received regulatory clearance for VITOSS in the U.S. from the FDA under a 510(k) (see below) in December 2000 and the CE Certification in the European Union from our Notified Body in July 2000. In March 2001, we also received regulatory approval to sell VITOSS in Australia. The CE Certification permits us to sell our approved products in all of the countries of the European Union as well as in other countries, such as Switzerland and Israel, that have adopted the European Union's regulatory standards. In September 2001, we received regulatory clearance in the U.S. from the FDA under a 510(k) to market our IMBIBE product for use as a bone marrow aspiration syringe. We received the CE Certification for CORTOSS in October 2001 in the European Union and regulatory approval in March 2001 in Australia, which allows us to sell CORTOSS in these territories for use in securing screws in patients with weak bone caused by osteoporosis. In addition, during January 2003 we received European regulatory approval to market CORTOSS for vertebral augmentation including compression fractures caused by osteoporosis and invasive tumors. During the second quarter of 2002, we received CE Certification from our Notified Body for ALIQUOT.

During 2001, we received conditional IDE approval from the FDA to conduct a pilot clinical study in the U.S. for the use of CORTOSS for vertebral augmentation using the vertebroplasty surgical technique, and during January 2003 we initiated patient enrollment in this study. There can be no assurance that the data from any such clinical trials will support FDA clearance or approval to market this product for these uses (see MANUFACTURING AND PRODUCT SUPPLY above).

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

In the U.S., medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, Class I devices, the least regulated category, are subject to general controls and Class II devices are subject to general and special controls. Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness. Our IMBIBE product is a Class II device and ALIQUOT is a Class IIA device.

Before we can introduce a new device into the market, we must generally obtain market clearance through a 510(k) notification or premarket approval through a premarket approval application ("PMA"). A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies be performed to establish the device's "substantial equivalence".

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

We must file a PMA if our proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which FDA has called for PMA. A PMA must be supported by valid scientific evidence that typically includes extensive data, including pre-clinical and clinical trial data, to demonstrate the safety and effectiveness of the device, as well as extensive manufacturing information.

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

If the FDA's evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an "approvable letter," which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When, and if, those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case PMA approval may be delayed up to several years while we conduct additional clinical trials and submit an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which other companies have sought FDA approval have never been approved for marketing.

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

If clinical trials of a device are required in connection with either a 510(k) notification or a PMA and the device presents a "significant risk", we will be required to file an investigational device exemption ("IDE") application prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is reviewed and approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "non-significant risk" to the patient, we may begin the clinical trials after obtaining approval for the study by one or more appropriate IRBs, but not the FDA. For "significant risk" devices, we must submit an IDE supplement to the FDA and receive approval from the FDA before we or our investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. IRB approval may be required for changes in the investigational plan for both non-significant risk and significant risk devices.

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

Our labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved or uncleared uses. We, as well as our products, are also subject to a variety of state laws and regulations in those states or localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

We are currently manufacturing VITOSS and CORTOSS in the U.S., distributing VITOSS and IMBIBE in the U.S. and distributing VITOSS, CORTOSS and ALIQUOT outside the U.S. We are manufacturing IMBIBE and ALIQUOT in the U.S. through outside third-party contract manufacturers. VITOSS, as well as any other products that we manufacture or distribute following their approval by the FDA, will be subject to extensive regulation by the FDA. If safety and efficacy problems occur after the product reaches the market, the FDA may impose severe limitations on the use of any approved product. Moreover, modifications to the approved or cleared product may require the submission of a new PMA or a PMA supplement, or a new 510(k) notification. We may not be successful in obtaining the approval or clearance of any new PMA, necessary PMA supplements, or new 510(k) notifications in a timely manner, if at all. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

Europe

In order to sell our products within the European Union, we are required to achieve compliance with the requirements of the European Union Medical Devices Directive (the "MDD") and affix a CE Certification on our products to attest such compliance. To achieve this, our products must meet the "essential requirements" defined under the MDD relating to safety and performance and we must successfully undergo a verification of our regulatory compliance ("conformity assessment") by an independent Notified Body. The nature of the conformity assessment will depend on the regulatory class of our products. Under European law, our products, other than IMBIBE and ALIQUOT, are likely to be in Class III. In the case of Class III products, we must (as a result of the regulatory structure which we have elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD (this corresponds to a quality system for design in ISO 9001 and EN 46001 standards and the ISO 9000: 2000 and EN 13485 standards for 2003). Our Notified Body has audited our quality system and determined that it meets the requirements of the MDD. In addition, the notified body must approve the specific design of each device in Class III. As part of the design approval process, the Notified Body must also verify that the products comply with the essential requirements of the MDD. In order to comply with these requirements, we must, among other things, complete a risk analysis and may be required to present sufficient clinical data. The clinical data presented by us must provide evidence that the products meet the performance specifications claimed by us, provide sufficient evidence of adequate assessment of unwanted side effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. We will be subject to continued surveillance by the notified body and will be required to report any serious adverse incidents to the appropriate authorities. We also will be required to comply with additional national requirements that are beyond the scope of the MDD.

THIRD-PARTY REIMBURSEMENT

Successful sales of our products in the U.S. and other markets will depend on the availability of adequate reimbursement from third-party payers. In the U.S., healthcare providers, such as hospitals and surgeons that purchase medical devices for treatment of their patients, generally rely on third-party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance reimbursement plans are central to new product acceptance. The Health Care Financing Administration Centers for Medicare and Medicaid Services ("CMS," formerly the Health Care Financing Administration or "HCFA") administers the policies and guidelines for coverage and reimbursement of health care providers treating Medicare beneficiaries in the United States through local fiscal intermediaries and carriers. Medicaid, designed to pay providers for care given to medically needy persons, is dually funded by federal and state appropriations and is administered by each state in the U.S. If a procedure or service is deemed "medically necessary" under applicable Medicare or Medicaid rules, providers may be reimbursed under Medicare or Medicaid for the service. The U.S. Medicare inpatient reimbursement system is a prospective reimbursement system whereby rates are set in advance, fixed for a specific fiscal period, constitute full institutional payment for the designated health service and generally do not vary with hospital treatment costs. Medicare also reimburses outpatient services based on a predetermined fee schedule. Similarly, some states reimburse certain healthcare providers for inpatient services under their Medicaid programs by using prospective rates for diagnosis-related groups of illnesses. Therefore, healthcare providers may refuse to use our products if reimbursement is inadequate.

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

Member countries of the European Union operate various combinations of centrally financed health care systems and private health insurance systems. The relative importance of government and private systems varies from country to country. The choice of devices is subject to constraints imposed by the availability of funds within the purchasing institution. Medical devices are most commonly sold to hospitals or health care facilities at a price set by negotiation between the buyer and the seller. A contract to purchase products may result from an individual initiative or as a result of a competitive bidding process. In either case, the purchaser pays the supplier, and payment terms vary widely throughout the European Union.

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

PRODUCT LIABILITY AND INSURANCE

We manufacture medical devices used on patients in surgery, and we may be subject to product liability lawsuits. While we have not experienced any product liability claims to date, there can be no assurance that product liability claims will not be asserted against us. Under certain of our agreements with our distributors and agencies, we indemnify the distributor or agency from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $10,000,000, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award.

EMPLOYEES

As of December 31, 2002, we had 62 full-time employees, with 57 employees at our Malvern, Pennsylvania headquarters and 5 employees in Europe. We had an average of 65, 65 and 51 employees in 2002, 2001 and 2000, respectively. The increase in number of employees from 2000 to 2001 is attributed primarily to continued development of manufacturing, marketing and sales capabilities. We consider our relations with our employees to be good.

ITEM 2.      PROPERTIES

Our headquarters are located at the Great Valley Corporate Center in Malvern, Pennsylvania, which is a suburb of Philadelphia. We conduct all of our principal activities at two adjacent facilities that total 32,000 square feet. In order to streamline our operations, during March 2003, we consolidated our employees into one facility. Our manufacturing, research and development and administrative offices now utilize approximately 25,000 square feet and 7,000 square feet is utilized for sales and marketing training and meetings. We believe our manufacturing facility has the capacity to meet our commercial needs for at least the next several years. Our manufacturing, research and development and administrative facility is leased through July 2012, and our sales and marketing training facility is leased through July 2007. We are currently seeking to sublet our 7,000 square foot sales and marketing training facility. We also have our international sales and marketing activities based in our administrative office in Leuven, Belgium.

ITEM 3.      LEGAL PROCEEDINGS

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information called for by Item 4 of Form 10-K is set forth under the captions "Submission of Matters to a Vote of Security Holders" in Orthovita's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 19, 2002, and is incorporated herein by reference.

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

                                        Nasdaq                Nasdaq Europe
                                     High      Low         High          Low
2002:
     First Quarter.............     $ 3.18   $  1.77      $  3.00      $  1.75
     Second Quarter............       2.60      1.41         2.30         1.60
     Third Quarter.............       2.99      1.26         2.95         1.59
     Fourth Quarter............       4.34      2.41         3.85         2.30

2001:
     First Quarter.............     $ 6.56   $  3.50      $  6.00      $  3.30
     Second Quarter............       5.56      3.70         5.25         3.55
     Third Quarter.............       3.76      2.00         3.65         1.90
     Fourth Quarter............       3.41      1.30         3.50         1.35

As of March 21, 2003 there were 176 holders of record of our Common Stock. Since a portion of our Common Stock is held in "street" or nominee name, we are unable to determine the exact number of beneficial holders. On March 21, 2003, the last reported sale price of the Common Stock as reported by Nasdaq and Nasdaq Europe was $3.10 and $3.13 per share, respectively. We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. Dividends declared in 2002 of $423,618 were paid in Common Stock to our holders of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock ("Series A Preferred Stock"). In accordance with the Statement of Designations, Rights and Preferences of the Series A Preferred Stock, no dividends shall be declared or paid for payment on the shares of Common Stock for any dividend period unless full cumulative dividends have been declared and paid on the Series A Preferred Stock through that most recent dividend payment date.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected historical consolidated financial data derived from the consolidated financial statements of Orthovita, Inc. and subsidiaries as of and for each of the five years in the period ended December 31, 2002. This data should be read in conjunction with our consolidated financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this report.

                                                                               Year Ended December 31,
                                                    ----------------------------------------------------------------------------
                                                        2002            2001            2000            1999            1998
                                                    ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Product sales (1)                                   $ 10,379,205    $  3,940,395    $    740,660    $  1,054,120    $  2,780,658
Cost of sales (2)                                      1,578,765         719,373         170,041         324,590         927,792
Operating expense                                     20,176,085      17,474,630      15,191,162      10,755,317       7,897,961
Other (expense) income                                  (294,299)         88,189         214,273         529,193         344,307
Net gain on sale of product line (1)                          --        (375,000)     (3,070,921)             --              --
Accretion of preferred stock                                  --              --              --              --         391,213
Dividends paid on Series A
 Preferred Stock                                         423,618              --              --              --              --
Deemed dividends on Series A Preferred Stock (3):
 Accretion                                               218,168              --              --              --              --
 Beneficial conversion feature                         7,980,672              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Net loss applicable to common
 shareholders                                       $(20,292,402)   $(13,790,419)   $(11,335,349)   $ (9,496,594)   $ (6,092,001)
                                                    ============    ============    ============    ============    ============
Net loss applicable to common
 shareholders per common share,
 basic and diluted                                  $      (1.00)   $      (0.82)   $      (0.92)   $      (0.83)   $       (.73)
                                                    ============    ============    ============    ============    ============
Shares used in computing net loss
 applicable to common shareholders
 per common share, basic and diluted                  20,223,182      16,841,970      12,281,117      11,411,896       8,314,679
                                                    ============    ============    ============    ============    ============

                                                                As of December 31,
                                       ---------------------------------------------------------------------
                                           2002          2001          2000          1999          1998
                                       ------------  ------------   -----------   -----------   ------------
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments.............   $ 19,167,268  $ 12,906,557   $ 3,814,992   $ 8,873,545   $ 15,355,808
Total assets........................     28,704,107    21,212,843    10,188,367    11,321,446     18,888,632
Working capital.....................     19,917,349    12,713,603       747,835     4,118,730     14,471,102
Long-term liabilities (4)...........      7,850,891     5,634,626     1,307,425       616,726        737,427
Total shareholders' equity..........     17,057,813    12,670,441     5,129,615     5,646,669     15,528,575

     (1) For 2002 and 2001, product sales primarily represent VITOSS sales in the U.S., Europe, Australia and Israel. For 2000, product sales represent VITOSS sales in Europe and BIOGRAN product sales prior to the sale of the BIOGRAN product line. On March 22, 2000, we sold the BIOGRAN dental grafting product line to Implant Innovations, Inc. ("3i") for $3,900,000 (See Note 10 of Notes to Consolidated Financial Statements). For 1999 and 1998, product sales represent BIOGRAN sales only.
     (2) Cost of Sales for the year ended December 31, 2000 primarily reflects cost of sales of BIOGRAN, since prior to European approval of VITOSS in July 2000, costs of producing VITOSS were charged to Research & Development expenses.
     (3) See Note 9 of Notes to the Consolidated Financial Statements for further discussion regarding the deemed dividends.
     (4) Included in long-term liabilities is a revenue interest obligation of $7,167,000 and $5,222,107 as of December 31, 2002 and 2001,
          respectively. See Note 6 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion includes statements about future operations, potential timing of regulatory approvals, strategies, and financial results. Although we believe our assumptions are reasonable, they could be inaccurate. Our actual future revenues and income could differ materially from our expected results. We have no obligation to publicly update or revise any forward-looking statements. These forward-looking statements are based on estimates and assumptions that involve risks and uncertainties, many of which are beyond our control or are subject to change and include, without limitation, the risk factors described below in "Certain Risks Related To Our Business" that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Our discussions and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities as of the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue from product sales is recognized upon the receipt of a valid order and shipment to our distributor customers outside the U.S. In the U.S., product sales revenue is recognized upon the receipt of a valid order and shipment of the product to the end user hospital. We do not allow product returns or exchanges and we have no post-shipment obligations to our customers. In addition, collection of the customers' receivable balance must be deemed probable. Both our U.S. hospital customers and our distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and sales discounts are not offered. We maintain an accounts receivable allowance for an estimated amount of losses that may result from a customer's inability to pay for product purchased. If the financial condition of our customers was to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or market value using the first-in first-out basis, or FIFO, method. If market value declines, we would write down our inventory, if necessary, by estimating the potential for future loss based on a variety of factors, including the quantity of particular items, its prospect for replacement or obsolescence and its remaining shelf life. If actual market conditions were to be less favorable than those projected by management and demand decreased, inventory write-downs could be required. As of December 31, 2002, we have not needed to write down our inventory.

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. ("Paul Royalty"). In this financing, we sold Paul Royalty a revenue interest and 2,582,645 shares of our Common Stock. The value of these shares at the time the transaction closed was $1.85 per share, or $4,777,893 in the aggregate. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation. On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the revenue interest obligation of $1,945,593 which made the balance of the revenue interest obligation $7,167,700 as of December 3,1 2002. Pursuant to the March 2002 Amendment, Paul Royalty surrendered to us 860,882 shares of our Common Stock that it had originally purchased in the October 2001 financing. In exchange, we surrendered our right to receive credits against the revenue interest obligation. The value of the surrendered shares of our Common Stock on March 22, 2002 was $2.26 per share, or $1,945,593 in the aggregate. The March 2002 Amendment also provided for a reduction in the amount required for us to repurchase Paul Royalty's revenue interest, if a repurchase event was to occur. This modification was accounted for as a treasury stock transaction with a decrease to shareholders' equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification. Since this represents a non-monetary transaction, we utilized the fair market value of our Common Stock surrendered by Paul Royalty on March 22, 2002, or $1,945,593, to determine the fair value of the non-monetary consideration. This approach is in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Nonmonetary Transactions" ("APB 29"). The treasury stock was then retired in September 2002.

The products that are subject to the revenue interest have only recently been approved and marketed or are still under development. For these reasons, as of December 31, 2002 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Future sales from VITOSS in the U.S. and VITOSS and CORTOSS in Europe, our approved products, are difficult to estimate. RHAKOSS is under development with human clinical trials initiated in Europe in April 2002. We have initiated, or plan to initiate, human clinical trials for CORTOSS and RHAKOSS in the U.S. There is no assurance that the data from these clinical trials will result in obtaining the necessary approval to sell CORTOSS in the U.S. or RHAKOSS in either the U.S. or Europe. Even if such approval is obtained, future revenue levels, if any, are difficult to estimate. Accordingly, given these uncertainties in 2002 and for the foreseeable future, we will charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. We will continue to monitor our product sales levels. Once we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method and the obligation will be reduced as principal payments are made. The actual impact has been the payment of approximately $387,000 and

$66,000 in revenue interest payments during the years ended December 31, 2002 and 2001, respectively. The revenue interest payments under this agreement are treated as interest expense in accordance with EITF 88-18.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 is an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns. SFAS No. 109 requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The deferred tax asset includes the cumulative temporary differences related to certain research, patent and organizational costs, which have been charged to expense in our Statements of Operations contained in this Form 10-K but have been recorded as assets for federal tax return purposes. These tax assets are amortized over periods generally ranging from 5 to 20 years for federal tax purposes. The portion of any deferred tax asset, for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance against the asset. A valuation allowance has been established against all of our deferred tax assets since, given our history of operating losses, the realization of the deferred tax asset is not assured.

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, "Accounting for Stock-Based Compensation," ("SFAS No. 148"), we have elected to continue to apply the intrinisic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123.

Preferred Stock

In July 2002, we sold 1,400 shares of Series A Preferred Stock at $10,000 per share together with five-year warrants to purchase 6,154,747 shares of Common Stock at $1.612 per share, for net cash proceeds of $12,807,197. The 1,400 shares of Series A Preferred Stock are convertible into 8,206,331 shares of Common Stock. In connection with this transaction, after obtaining the required shareholder approval in October 2002, we sold on the same terms and conditions as in the July 2002 closing, an additional 500 shares of Series A Preferred Stock together with warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share, for net cash proceeds of $4,530,153. These 500 shares of Series A Preferred Stock are convertible into 2,930,832 shares of our Common Stock.

For each Series A Preferred Stock closing, the respective proceeds were allocated to the Series A

Preferred Stock and the warrants based on the relative fair values of each instrument. The fair value of the warrants issued, in both July and October 2002, were determined based on an independent third party valuation. Accordingly, approximately $8,565,000 of the July 2002 proceeds was allocated to the Series A Preferred Stock and $3,504,000 of the proceeds was allocated to the warrants. Similarly, $2,885,000 of the October 2002 proceeds was allocated to the Series A Preferred Stock and $1,296,000 of the proceeds was allocated to the warrants. In addition, in accordance with EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," ("EITF No. 00-27") the issuance costs were not offset against the proceeds received in the issuance in calculating the intrinsic value of the conversion option but were considered in the calculation of the amount shown on the consolidated balance sheets. After considering the allocation of the proceeds based on the relative fair values, it was determined that the Series A Preferred Stock has a beneficial conversion feature ("BCF") in accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5") and EITF No. 00-27. Accordingly, a BCF adjustment of $3,604,962 was recorded, with respect to the Series A Preferred Stock at the July 2002 closing. The value of the BCF was recorded in a manner similar to a deemed dividend, and since the Series A Preferred Stock has no maturity date and is convertible at the date of issuance, the BCF was fully amortized through retained earnings during the third quarter of 2002. Additionally, we recorded a similar deemed dividend charge during the fourth quarter of 2002 of $4,375,710 for the BCF with respect to the Series A Preferred Stock sold at the October 2002 closing.

In addition for the year ended December 31, 2002, we recorded approximately $218,118 in dividend accretion related to the higher dividend rates applicable to the Series A Preferred Stock for periods beginning after June 30, 2004 in accordance with Staff Accounting Bulletin No. 68, "Increasing Rate Preferred Stock" ("SAB 68"), and we recorded a one-time, non-cash charge of approximately $7,980,672 that represents a deemed dividend relating to the intrinsic value of the BCF of the Series A Preferred Stock. Given the substantial value associated with the warrants and the related BCF, the total dividend attributed to holders of the Series A Preferred Stock during 2002 consisted of the BCF of $7,980,672 ($3,604,962 in the third quarter of 2002 and $4,375,710 in the fourth quarter of 2002) and the stated preferred dividend of 6% totaling $423,618. We consider the quarterly reporting period in which the BCF was recognized to be appropriately excludable from the period of dividend attribution as described in SAB 68, since the third quarter of 2002 already included a disproportionate dividend attribution, due to the BCF on the July 2002 closing we commenced recognition of the implied discount addressed in SAB 68 in the fourth quarter of 2002 and recorded an additional $218,118 of dividends to reflect the SAB 68 discount. Similarly, for the October 2002 closing, no additional dividend was recorded pursuant to SAB 68 as the fourth quarter of 2002 included the BCF for the October 2002 closing. The SAB 68 discount relating to the October 2002 closing will begin to be recorded in the first quarter of 2003. Assuming that the Series A Preferred Stock remains outstanding, we expect the SAB 68 additional dividend to be approximately $1,200,000 in 2003, $1,100,000 in 2004 and $100,000 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our stock. Cash and cash equivalents increased $2,268,711 from December 31, 2001 to 2002 due primarily to proceeds received from the sale of Series A Preferred Stock. As of December 31, 2002 and 2001, cash, cash equivalents and short-term investments consisted of the following:

                                            Gross          Gross
                                          Unrealized     Unrealized    Fair Market
                           Original Cost     Gains         Losses         Value
                           -------------  -----------   ------------  -------------
December 31, 2002:
Cash and cash equivalents  $  15,175,268  $        --   $         --  $  15,175,268
Short-term investments         3,992,000           --             --      3,992,000
                           -------------  -----------   ------------  -------------
                           $  19,167,268  $        --   $         --  $  19,167,268
                           =============  ===========   ============  =============
Percentage of total
 assets                                                                        66.8%
                                                                      =============

December 31, 2001:
Cash and cash equivalents  $  12,906,557  $        --   $         --  $  12,906,557
Short-term investments                --           --             --             --
                           -------------  -----------   ------------  -------------
                           $  12,906,557  $        --   $         --  $  12,906,557
                           =============  ===========   ============  =============
Percentage of total
 assets                                                                        60.8%
                                                                      =============

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds.

The following is a summary of selected cash flow information:

                                                                Year Ended December 31,
                                                     ---------------------------------------------
                                                         2002            2001            2000
                                                     -------------   -------------   -------------
Net cash used in operating activities                $ (11,143,286)  $ (14,785,792)  $ (13,066,702)
Net cash (used in) provided by investing activities     (4,506,031)       (895,523)      6,440,248
Net cash provided by financing activities               17,631,695      24,950,020       7,842,251
Effects of exchange rate changes on cash and
 cash equivalents                                          286,333          23,226         (88,514)
                                                     -------------   -------------   -------------
Net increase in cash and cash equivalents            $   2,268,711   $   9,291,931   $   1,127,283
                                                     =============   =============   =============

NET CASH USED IN OPERATING ACTIVITIES

OPERATING CASH INFLOWS-

Operating cash inflows for 2002 have been derived primarily from VITOSS and IMBIBE product sales in the U.S. and VITOSS, CORTOSS and ALIQUOT product sales in Europe. We have also received cash inflows from interest income on cash equivalents and short-term investments.

Operating cash inflows for 2001 were derived primarily from VITOSS product sales in the U.S. and Europe and interest income on cash equivalents and short-term investments.

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

OPERATING CASH FLOW REQUIREMENTS OUTLOOK--

We do not expect to receive FDA approval for the sale of CORTOSS and RHAKOSS in the U.S. for the next several years, if at all. Accordingly, we expect to focus our efforts on sales growth under our VITOSS product line during that period through the extension of product configurations under our VITOSS product line, continued training and education of surgeons and improvements to our distribution channels. However, our efforts to grow sales and reduce our losses are subject to certain risks related to our business, which are described in detail below. Accordingly, we do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating activities.

In Europe, we began selling VITOSS in the fourth quarter of 2000, CORTOSS for screw augmentation procedures in the fourth quarter of 2001, ALIQUOT in the third quarter of 2002 and CORTOSS for vertebral augmentation procedures in the first quarter of 2003. In the U.S., we began selling VITOSS in the first quarter of 2001 and IMBIBE in the third quarter of 2001. Future cash flow levels from VITOSS, CORTOSS, IMBIBE and ALIQUOT product sales are difficult to predict, and product sales to-date may not be indicative of future sales levels. VITOSS, CORTOSS and ALIQUOT sales levels in Europe may fluctuate due to the timing of any distributor stocking orders and may experience seasonal slowdowns during the summer months. Sales of VITOSS and IMBIBE in the U.S. may fluctuate due to the timing of orders from hospitals.

There may be future quarterly fluctuations in spending. We expect sales commission expense may increase at a higher rate in 2003 than any increase in VITOSS product sales in the U.S. In addition, we expect increases in the use of cash to fund receivables and inventory for VITOSS product line extensions. We also expect to continue to use cash, cash equivalents and short-term investments at a rate comparable to that for 2002 in operating activities associated with research and development, including product development for our VITOSS product line extensions, clinical trials in the U.S. for CORTOSS and RHAKOSS, and marketing activities in support of our other products under development as well as the associated marketing and sales activities with VITOSS and IMBIBE in the U.S. and VITOSS, CORTOSS and ALIQUOT outside the U.S.

We expect our dividends will increase in future years. The dividend rate on each share of Series A Preferred Stock is 6% per year on the $10,000 stated value of the Series A Preferred Stock. However, commencing after June 30, 2004, for the Series A Preferred Stock still outstanding and not converted into Common Stock, the dividend rate will increase each quarter by an additional two percentage points, up to a maximum dividend rate of 14% per year. In addition, in the event that the Series A Preferred Stock becomes subject to mandatory conversion due to our achievement of certain revenue targets prior to July 1, 2005, we will pay an additional dividend equal to the difference between (x) $2,000 per share of Series A Preferred Stock to be converted and (y) the sum of all dividends that have been paid and all accrued but unpaid dividends with respect to each such share.

Finally, we have entered into and may enter additional financing arrangements where we pay revenue sharing amounts on the sales of certain products. Revenue sharing arrangements can increase expenses related to the sale of our products. In addition, beginning in 2003, and during the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the required $1,000,000 advance payment in respect of net sales of our VITOSS and CORTOSS products. The amount of the advance payment increases to $2,000,000 in 2004, and further increases to $3,000,000 in the years 2005 through 2016. While we believe that we will have sufficient cash at the end of 2003 to make the required $2,000,000 advance payment to Paul Royalty during 2004, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2005 through 2016. While the advance payments will impact cash flow within a given year, they will not affect earnings as the advance payments are credited within each year against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES

We have invested $514,031 and $1,470,389 for the year ended December 31, 2002 and 2001, respectively, primarily for the purchase of manufacturing and research and development equipment in order to support our product development and manufacturing capabilities.

During the twelve months ended December 31, 2002, $3,992,000 was used for the net purchase of investment grade marketable securities. During the same period in 2001, $199,866 was provided by the net sale of investment grade marketable securities. During March 2001, $375,000 of restricted cash was released from escrow that had been established in connection with the sale of the BIOGRAN dental grafting product line to 3i in March 2000.

INVESTING CASH OUTLOOK--

We expect the rate at which we invest funds in 2003 related to the purchase of capital equipment to be relatively stable compared to 2002.

NET CASH PROVIDED BY FINANCING ACTIVITIES

During 2002, we received $80,635 from stock option and warrant exercises and purchases of Common Stock under our Employee Stock Purchase Plan. In addition during 2002, $491,473 and $83,197 were used to repay capital lease obligations and notes payable, respectively, and we received $788,380 as proceeds from notes payable. During 2001, we received $88,772 from stock option and warrant exercises and purchases of Common Stock under our Employee Stock Purchase Plan. In addition, $628,549 was used to repay capital lease obligations and $500,000 was used for the repayment of notes payable during 2001.

During 2001, we sold 1,125,000 shares of our Common Stock in a private equity financing. The aggregate consideration we received for these shares consisted of $2,700,000 in cash, plus the surrender and cancellation of outstanding warrants to purchase an aggregate of 1,125,000 shares of our Common Stock. Additionally during 2001, we completed a product development and equity financing in which we sold a revenue interest and 2,582,645 shares of our Common Stock. The Common Stock was recorded at its gross market value of $4,777,893 ($4,672,890 net of expenses) and a revenue interest obligation related to the revenue interest of $5,222,107 was recorded. During 2001, we entered into a development and distribution agreement and with this arrangement, we sold 189,394 shares of Common Stock at $5.28 per share, raising net proceeds of $1,000,000. Additionally during 2001, we sold 2,715,000 shares of our Common Stock at $4.00 per share in two private equity financings raising net proceeds of $9,982,300. In addition during 2001, we sold 566,894 shares of our Common Stock and warrants to purchase 566,894 shares of Common Stock at an exercise price of $4.41 per share raising net proceeds of $2,412,500.

SERIES A PREFERRED STOCK

In July 2002, we sold 1,400 shares of Series A Preferred Stock at $10,000 per share together with five-year warrants to purchase 6,154,747 shares of Common Stock at $1.612 per share, for net cash proceeds of $12,807,197. The 1,400 shares of Series A Preferred Stock are convertible into 8,206,331 shares of our Common Stock. Additionally, in July 2002, we issued to the designees of the placement agent for the transaction, five-year warrants to purchase an aggregate 820,633 shares of our Common Stock at $1.706 per share which were valued at $738,570. In connection with this transaction, after obtaining the required shareholder approval in October 2002, we sold on the same terms and conditions as in the July 2002 closing, an additional 500 shares of Series A Preferred Stock together with warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share, for net cash proceeds of $4,530,153. The 500 shares of Series A Preferred Stock are convertible into 2,930,832 shares of our Common Stock. In connection with the October 2002 sale, we issued to the placement agent's designees additional five-year warrants to purchase 293,083 shares of our Common Stock at $1.706 per share which were valued at $468,933.

FINANCING REQUIREMENTS OUTLOOK

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock's market price, as well as the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next several years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe our existing cash, cash equivalents and short-term investments of approximately $19,167,000 as of December 31, 2002 will be sufficient to meet our currently estimated operating and investing requirements at least through the first quarter of 2004. However, there is no assurance that we will not seek to obtain additional funds through equity or debt financings or strategic alliances with third parties either alone or in combination with equity. These equity or debt financings could result in substantial dilution to our shareholders or require debt service and/or revenue sharing arrangements. Any such required financing may not be available in amounts or on terms acceptable to us. In addition, if the bid price per share of our Common Stock is below $3.00 per share, we may need to raise additional funds by the fourth quarter of 2003 to meet the Nasdaq National Market's continuing listing requirements.

RESULTS OF OPERATIONS

This section should be read in conjunction with the detailed discussion under "Liquidity and Capital Resources." As described therein, we expect to continue to incur significant operating losses in the future as we continue our product development efforts.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31,
2001

Product Sales. Product sales for the year ended December 31, 2002 were approximately $10,379,000 compared to approximately $3,940,000 for the year ended December 31, 2001. Product sales for 2002 consisted primarily of VITOSS and IMBIBE sales in the U.S., as well as VITOSS, CORTOSS and ALIQUOT sales outside the U.S. Product sales for 2001 consisted primarily of VITOSS sales in the U.S., as well as VITOSS sales in Europe, Australia and Israel and CORTOSS sales in Europe during the fourth quarter of 2001. Information regarding our product sales by geographic market for each of the fiscal years ended December 31, 2002, 2001 and 2000 is included in Note 10 (Product Sales) to the consolidated financial statements.

Gross Profit. Our gross profit for the year ended December 31, 2002 and 2001 was approximately $8,800,000 and $3,221,000, respectively, or 85% and 82% of product sales, respectively. The improved gross profit margin for 2002 in comparison to 2001 is a result of a higher proportion of sales from the U.S. during 2002 where the average selling price is higher in comparison to outside of the U.S.

Operating Expenses. Operating expenses for the year ended December 31, 2002 were approximately $20,176,000 compared to approximately $17,475,000 for 2001. General & administrative expenses for the year ended December 31, 2002 were higher than the same period in 2001 primarily due to increased costs for property and casualty insurance and severance. Selling and marketing expenses for the same twelve-month periods from 2001 to 2002 increased primarily as a result of increased commission expense paid to the independent commissioned sales agencies in the U.S. on higher VITOSS product sales, increased staffing and other spending related to the support of product sales. Research and development expenses decreased for the year ended December 31, 2002, as compared to the same period in 2001 primarily as a result of the completion of certain process development activities primarily related to CORTOSS and the initiation of commercial scale manufacturing.

Other Income (Expense). Net other income includes interest income, interest expense and revenue interest expense. We recorded approximately $294,000 of net other expense for the year ended December 31, 2002 compared to approximately $88,000 of net other income for the year ended December 31, 2001. The decrease in net other income between 2002 and 2001 is primarily attributed to revenue interest expense in 2002 as a result of the royalty arrangement with Paul Royalty and lower interest income.

Net Gain On Sale of Product Line. In connection with the sale of the BIOGRAN dental grafting product line to 3i in March 2000, we received $3,900,000, of which $400,000 was held in escrow until March 2001. During 2001, we realized a net gain on the transaction of approximately $375,000 when the balance of the escrow was released to us. During 2002 the balance of the escrow was released to us.

Net Loss. As a result of the foregoing factors, our net loss for the year ended December 31, 2002 was approximately $11,670,000 compared to a net loss of approximately $13,790,000 for the year ended December 31, 2001.

Dividends on Preferred Stock and Deemed Dividend on Preferred Stock. For the year ended December 31, 2002, dividends declared of approximately $424,000 were paid in Common Stock to holders of our Series A Preferred Stock.

In addition for the year ended December 31, 2002, we recorded approximately $218,000 in dividend accretion related to the higher dividend rates applicable to the Series A Preferred Stock for periods beginning after June 30, 2004 in accordance with Staff Accounting Bulletin No. 68, "Increasing Rate Preferred Stock" ("SAB 68"), and we recorded a one-time, non-cash charge of approximately $7,981,000 that represents a deemed dividend relating to the intrinsic value of the beneficial conversion feature of the Series A Preferred Stock.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the year ended December 31, 2002 was approximately $20,292,000, or $1.00 per common share, on 20,223,182 weighted average common shares outstanding as compared to a net loss applicable to common shareholders for the year ended December 31, 2001 of $13,790,000, or $0.82 per common share, on 16,841,970 weighted average common shares outstanding.

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

Gross Profit. Our gross profit for the year ended December 31, 2001 and 2000 was approximately $3,221,000 and $571,000, respectively, or 82% and 77% of product sales, respectively. BIOGRAN cost of sales was approximately $164,000 or a 69% gross profit margin for the year ended December 31, 2000. All of the VITOSS sold in Europe during 2000 was produced prior the receipt of its CE Certification in July 2000. In accordance with SFAS No. 2 "Accounting for Research and Development Costs," the costs of producing that material was recorded as research and development expense prior to July 2000 rather than capitalized into inventory as was the case for periods after CE Certification was obtained. Accordingly, the costs of producing that material are not reflected in cost of sales. This inventory was primarily sold in 2000 and was not a material factor that impacted gross margins realized on VITOSS sales in 2001. Accordingly, VITOSS cost of sales for the year ended December 31, 2000 of $6,000 is not indicative of margins to be realized in future periods. Variations in the gross margins realized on VITOSS sales subsequent to 2000 were primarily due to (i) changes in the proportion of sales in Europe to our stocking distributors, where VITOSS gross margins are lower in comparison to sales in the U.S. to our end-user hospitals, and (ii) changes in our average selling price.

Operating Expenses. Operating expenses for the year ended December 31, 2001 were approximately $17,475,000 compared to approximately $15,191,000 for 2000. General & administrative expenses for the twelve months ended December 31, 2001, were comparable to the same period in 2000. Selling and marketing expenses for the same twelve-month periods from 2000 to 2001 increased as a result of commission expense paid to the independent commissioned sales agencies in the U.S. on VITOSS product sales, increased staffing and other spending related to the support of product sales. Research and development expenses decreased for the twelve months ended December 31, 2001, as compared to the same period in 2000 primarily as a result of the completion of certain process development activities primarily related to CORTOSS and the initiation of commercial scale manufacturing.

Other Income (Expense). Net other income includes interest income, interest expense and revenue interest expense. We recorded approximately $88,000 of net other income for the year ended December 31, 2001 compared to approximately $214,000 of net other income for the year ended December 31, 2000. The decrease in net other income between 2001 and 2000 is attributed to lower average interest rates earned on invested cash and revenue interest expense in 2001 as a result of the arrangement with Paul Royalty.

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

COMMITMENTS AND CONTINGENCIES

Summary of                          Capital Lease          Revenue
Commitments and                      Obligations        Interest and
Contingencies:                        and Notes           Advance
                       Leases          Payable          Payments (1)    Dividends (2)        Total
                       ------          -------          ------------    -------------        -----

2003                 $   363,358      $   561,349        $  1,000,000      $ 1,140,000    $  3,064,707
2004                     362,568          424,972           2,000,000        1,430,466       4,218,006
2005                     362,585          153,854           3,000,000        2,566,301       6,082,740
2006                     362,586           29,287           3,000,000        2,660,000       6,051,873
2007                     319,710            2,187           3,000,000        2,660,000       5,981,897
2008 through 2016      1,167,977                -          27,000,000       29,260,000      57,427,977
                     -----------      -----------        ------------      -----------    ------------
                     $ 2,938,784      $ 1,171,649        $ 39,000,000      $39,716,767    $ 82,827,200
                     ===========      ===========        ============      ===========    ============

(1): Advance payments are credited within each year against the revenue interest actually earned by Paul Royalty during that year, with any excess payments refunded to us shortly after year end. For the foreseeable future, we cannot make a reasonable estimate of future revenues and the related revenue interest payable to Paul Royalty.

(2): Assumes shares of Series A Preferred Stock outstanding as of December 31, 2002 remain outstanding, and are not converted to Common Stock, for the periods reported. Dividends are payable in either cash or Common Stock, at our election. To-date, all dividends have been paid in Common Stock.

Leases. We lease office space and equipment under non-cancelable operating leases. For the years ended December 31, 2002, 2001 and 2000, lease expense was approximately $493,000, $422,000 and $321,000, respectively. As of December 31, 2002, future minimum rent payments through the expiration of these leases are approximately $363,000 in 2003, $363,000 in 2004, $363,000 in 2005, $363,000 in
2006, $320,000 in 2007, and $1,168,000 in 2008 and thereafter.

Revenue Interest. During October 2001, we completed a $10,000,000 product development and equity financing with Paul Royalty. In this financing, we sold Paul Royalty a revenue interest and 2,582,645 shares of our Common Stock for gross proceeds of $10,000,000.

The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of our VITOSS, CORTOSS and RHAKOSS products in North America and Europe through 2016, subject to certain adjustments. Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and RHAKOSS in North America and Europe. As of December 31, 2002, we were in compliance with all financial covenants. However, if we fail to maintain the specified financial covenants, Paul Royalty can demand that we repurchase its revenue interest. In addition to the failure to comply with the specified financial covenants, the occurrence of certain events triggers Paul Royalty's right to require us to repurchase its revenue interest.

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of December 31, 2002, we would have owed Paul Royalty approximately $11,653,000. If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on certain pledged assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on these pledged assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of December 31, 2002 or as of the date of this filing. In the event that we were required to repurchased Paul Royalty's revenue interest, Paul Royalty would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest transaction.

In addition beginning in 2003, and during the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the required $1,000,000 advance payment in respect of net sales of our VITOSS and CORTOSS products. The amount of the advance payment increases to $2,000,000 in 2004, and further increases to $3,000,000 in the years 2005 through 2016.

Dividends. Dividends on Series A Preferred Stock accrue and are cumulative from the date of original issuance of the shares of the Series A Preferred Stock, whether or not such dividend is earned or declared by the Board of Directors, and will be payable at our option either in cash or in kind, subject to certain limitations, on March 31, June 30, September 30 and December 31 of each year. The dividend rate on each share of Series A Preferred Stock will be 6% per year on the $10,000 stated value of the Series A Preferred Stock. Commencing after June 30, 2004, for the Series A Preferred Stock still outstanding and not converted to Common Stock, the dividend rate will increase each quarter by an additional two percentage points, up to a maximum dividend rate of 14% per year. In addition, in the event that the Series A Preferred Stock becomes subject to mandatory conversion due to our achievement of certain revenue targets prior to July 1, 2005, we will pay an additional dividend equal to the difference between
(x) $2,000 per share of Series A Preferred Stock to be converted and (y) the sum of all dividends that have been paid and all accrued but unpaid dividends with respect to each such share.

CERTAIN RISKS RELATED TO OUR BUSINESS

If CORTOSS and VITOSS are not commercially successful, our operating results will be impaired.

We are highly dependent on successfully selling our products for which we have received regulatory approval. We expect approvals for our products under development, if obtained at all, to take several years. To date, we have received regulatory approval to market VITOSS, CORTOSS and ALIQUOT for specified uses in the European Union, Australia and countries adhering to the regulatory standards of the European Union. We have also received regulatory clearance to market VITOSS and IMBIBE in the U.S. For these reasons, we are dependent upon VITOSS and CORTOSS and their ancillary products, IMBIBE and ALIQUOT, in their respective approved markets to generate sufficient revenues.

If we are unable to increase sales of our approved products, our operating results will be affected adversely.

Because our products have only been recently approved and the markets for our products are evolving, we cannot accurately predict either the future growth rate of product sales, if any, or the ultimate size of these markets. Certain factors which may limit our ability to increase sales include:

..    our dependence on the efforts of independent agents and distributors to promote the use of our products, over which we have limited control;
..    the introduction of new products into the market by competing orthopaedic companies based upon other competing technologies;
..    our dependence on the continued publication of independent pre-clinical and clinical data to support the use of our products;
..    our need to train a sufficient number of surgeons to create demand for our products; and
..    the need for payors to authorize insurance reimbursement for procedures using our products.

Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. Surgeons will not use our products unless they determine, based on experience, clinical data and recommendations from prominent surgeons and mentors, that our products are safe and effective. Our products are based on new technologies that have not been previously used and must compete with more established treatments currently accepted as the standards of care. The attributes of some of our products may require some changes in surgical techniques that have become standard within the medical community, and there may be resistance to change. Therefore, for these products, we must be able to convince surgeons who currently favor existing techniques to switch to new procedures that would use our products. Many surgeons will not purchase our products until there is sufficient, long-term clinical evidence to convince them to alter their existing treatment methods. We believe our product sales to-date have been made to a group of early adopting surgeons. In addition, surgeons may be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement for our products. Any failure to gain market acceptance of our products could result in lower sales and the ability to become profitable.

If we are unable to operate an effective sales and distribution network, our ability to generate sales and become profitable will be impaired.

We have assembled a network of commissioned sales agencies in the U.S. in order to market VITOSS and IMBIBE. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS and ALIQUOT. If Japan Medical Dynamic Marketing, Inc. is successful in obtaining clearance to market VITOSS, it will distribute, sell and market VITOSS in Japan. We may seek a similar arrangement for CORTOSS in Japan. Any failure to maintain and manage our distribution network will impair our ability to generate sales and become profitable.

We are dependent upon these distributors and agencies for the sale of our products. There can be no assurance that the distributors and agencies will perform their obligations in their respective territories as expected or that we will continue to derive any revenue from these arrangements. We cannot assure our interests will continue to coincide with those of our independent distributors and agencies or that the distributors and agencies will not develop independently, or with alternative companies, other products that could compete with our products.

The independent U.S. agencies selling VITOSS generally sell products from other orthopaedic companies. A single agency may sell VITOSS to end user hospitals, as well as hardware manufactured by other orthopaedic companies consisting of metal plates, screws and titanium spinal cages. Should any of these other orthopaedic companies add a bone graft material to their product line, our independent agencies could decide to stop carrying VITOSS and terminate their arrangement with us. Our sales could be adversely affected if, for any reason, one or more of our successful agencies lost their hardware product line provided by other orthopaedic companies. Similarly, our independent agencies may be unable or unwilling to carry or effectively sell VITOSS should any of these other orthopaedic companies introduce new products into the market based upon other technologies that could compete with VITOSS. Additionally, our sales could be adversely affected if one or more of our successful agencies eliminated VITOSS from their product line and terminated their agency arrangement with us.

Our ability to penetrate the markets we intend to serve is highly dependent upon the quality and breadth of the other product lines carried by our distribution network, the components of which may change from time to time, and over which we have little or no control. The complete product line represented by the distributors and agencies, including our products, is an important factor in the distributors' or agencies' ability to penetrate the market.

The "off-label" use of our products may harm the reputation of our products.

The medical devices that we manufacture and market, or intend to market, are subject to extensive regulation by the U.S. FDA, the MDD and other worldwide regulatory agencies. In order to market our products, we must apply for, be granted and maintain all necessary regulatory approvals in each applicable jurisdiction for specified uses of the products. We market and sell our products only for their approved indication(s) or use(s); however, we cannot control a surgeon's "off-label" use of our product.

We believe there has been an unmet medical need for an injectable material for use in procedures done to repair vertebral compression fractures. In an attempt to address this need, we pursued clinical studies in Europe to demonstrate the safety of using our injectable product CORTOSS in this type of procedure. CORTOSS subsequently received a CE Certification in January 2003 for use in repairing vertebral compression fractures. However, surgeons may have attempted to use CORTOSS "off-label" in procedures to repair vertebral compression fractures performed prior to the European Union's approval of CORTOSS for this type of procedure. Furthermore, all surgeons have not been trained in the proper use of CORTOSS in vertebral augmentation, since the European Union only recently approved the use of CORTOSS for that type of procedure. A surgeon who has not been properly trained to use CORTOSS in a procedure to repair vertebral compression fractures could pose a risk to the reputation of our CORTOSS product. The occurrence of an adverse event while using our product "off-label" could adversely affect the reputation of CORTOSS or any of our other products. As of the date of this filing, we are not aware that off-label uses of our products have had a material adverse effect on the reputation of our products.

If we do not successfully train a sufficient number of surgeons, demand for our products could be adversely affected.

It is critical to the commercial success of our products that our independent distributors and agencies succeed in training a sufficient number of surgeons and in providing them adequate instruction in the use of our products. This training requires a commitment of time and money by surgeons that they may be unwilling to give. Even if surgeons are willing, if they are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could damage our business and reduce product sales.

If health care providers cannot obtain third-party reimbursement for procedures using our products, or if such reimbursement is inadequate, we may never become profitable.

Successful sales of our products in the U.S. and other markets will depend on the availability of adequate reimbursement from third-party payors. Healthcare providers, such as hospitals and surgeons that purchase medical devices for treatment of their patients, generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance reimbursement plans are central to new product acceptance. Healthcare providers may refuse to use our products if reimbursement is inadequate. We do not yet know how reimbursement will be handled for all of our products because some procedures that use our products are new and reimbursement policies regarding these procedures have not been finalized. Inadequate reimbursement by private insurance companies and government programs could significantly reduce usage of our products.

In addition, an increased emphasis on managed care in the U.S. has placed, and we believe will continue to place, greater pressure on medical device pricing. Such pressures could have a material adverse effect on our ability to sell our products. Failure by hospitals and other users of our products to obtain coverage or reimbursement from third-party payors or changes in governmental and private third-party payors' policies toward reimbursement for procedures employing our products would reduce demand for our products.

We may need to raise additional capital in the future or our product development could be limited and our long term viability threatened; however, if we raise additional capital, your percentage ownership as a shareholder of ours will decrease and constraints could be placed on the operation of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our stock. In the second half of 2002 we raised approximately $17,337,000 in net proceeds from the sale of 1,900 shares of our Series A Preferred Stock and warrants to purchase 8,352,872 shares of our Common Stock at $1.612 per share. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities for at least the next couple years. We believe that our existing cash, cash equivalents and short-term investments of approximately $19,167,000 as of December 31, 2002 will be sufficient to meet our currently estimated operating and investing requirements at least through the first quarter of 2004.

While we have no immediate plans to do so, we may seek to obtain additional funds in the future through subsequent equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common and Preferred Stock or require debt service and/or revenue sharing arrangements. Any such required financing may not be available in amounts or on terms acceptable to us. Factors that may cause our future capital requirements to be greater than anticipated include:

..    unforeseen developments during our pre-clinical and clinical trials;
..    delays in the timing of receipt of required regulatory approvals;
..    unanticipated expenditures in research and development or manufacturing activities;
..    delayed market acceptance of our products;
..    unanticipated expenditures in the acquisition and defense of intellectual property rights; or
..    the failure to develop strategic alliances for the marketing of some of our products.

In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product line through acquisitions or joint ventures. Any such acquisitions or joint ventures may increase our capital requirements.

If adequate financing is not available, we may be required to delay, scale back or eliminate certain operations. In the worst case, our long term viability could be threatened.

If we fail to obtain and maintain the regulatory approvals necessary to sell our products, sales could be delayed or never realized.

The jurisdictions in which we will seek to market our products will regulate these products as medical devices. In most circumstances, we and our distributors and agencies must obtain regulatory approvals and otherwise comply with extensive regulations regarding safety, quality and efficacy standards. These regulations vary from country to country, and the regulatory review can be lengthy, expensive and uncertain. We may not obtain or maintain the regulatory approvals necessary to market our products in our targeted markets. Moreover, regulatory approvals that are obtained may involve significant restrictions on the anatomic sites and types of procedures for which our products can be used. In addition, we may be required to incur significant costs in obtaining or maintaining our regulatory approvals. If we do not obtain or maintain regulatory approvals to enable us to market our products in the U.S. or elsewhere, or if the approvals are subject to significant restrictions, we may never generate significant revenues. The regulatory requirements in some of the jurisdictions where we currently market or intend to market our products are outlined below.

United States

Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. To date, we have received approval from the FDA to market VITOSS and IMBIBE. During 2002, we received approval from the FDA to conduct a pilot clinical study in the U.S. for the use of CORTOSS in vertebral augmentation using the vertebroplasty surgical technique and have started to enroll patients. There can be no assurance that the data from this clinical trial will support FDA clearance or approval to market this product for this use.

We are currently manufacturing VITOSS and CORTOSS in the U.S., distributing VITOSS and IMBIBE in the U.S. and distributing VITOSS, CORTOSS and ALIQUOT outside the U.S. We are manufacturing IMBIBE and ALIQUOT in the U.S. through outside third-party contract manufacturers. VITOSS, as well as any other products that we manufacture or distribute following their approval by the FDA, will be subject to extensive regulation by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may impose severe limitations on the use of any approved or cleared product. Moreover, modifications to the approved or cleared product may require the submission of a new approval application or application supplement. We may not be successful in obtaining approval to market the modified product in a timely manner, if at all. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

European Union and Other International Markets

General. International sales of medical devices are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our products in markets outside the U.S. will be subject to regulatory clearances in those jurisdictions. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by foreign government authorities is unpredictable, uncertain and can be expensive. Our ability to market our products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

Requirement of CE Certification in the European Union. To market a product in the European Union, we must be entitled to affix a CE Certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE Certification allows us to market a product in all of the countries of the European Union, as well as in other countries, such as Switzerland and Israel, that have adopted the European Union's regulatory standards. To date, we have received a CE Certification for the use of VITOSS as a bone void filler and for the use of CORTOSS in screw augmentation and vertebral augmentation procedures. Additionally, we are conducting clinical trials with RHAKOSS as a spinal implant. There can be no assurance that we will receive CE Certification for RHAKOSS or any of our other products under development.

Requirement of approval in Japan. In order to market our products in Japan, we must obtain the approval of the Japanese MHW. We will need to conduct clinical trials for VITOSS and CORTOSS in Japan to obtain approval there for those two products. Accordingly, we entered into a third party strategic alliance with Japan Medical Device Marketing, Inc. to conduct clinical trials, obtain the necessary regulatory approvals and market our VITOSS product in Japan. There can be no assurance that we will ultimately obtain the approvals necessary to market our products in Japan. While we intend to seek a similar strategic alliance for CORTOSS in Japan, we cannot assure that we will succeed in achieving such an alliance.

If we do not manage commercial scale manufacturing capability and capacity for our products, our product sales may suffer.

Our VITOSS and CORTOSS manufacturing facilities produce commercial products and are certified as meeting the requirements of ISO 9009: 2000 and European Norm ("EN") 13485 for the period July 1, 2000 through July 1, 2003 and are subject to inspection by the FDA for compliance with FDA device manufacture requirements. We expect to receive ISO 9001 and EN 46001 re-certification for the period July 1, 2003 through July 1, 2006. In addition to the need for CORTOSS U.S. regulatory approval, in order to commercialize CORTOSS in the U.S., the CORTOSS manufacturing facility and quality assurance system must pass inspection by the FDA. We are manufacturing IMBIBE and ALIQUOT through outside third-party contract manufacturers. Our third-party manufacturers are ISO 9001 certified or have been audited by us and determined to meet our quality system requirements.

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

Failure to comply with such regulations or a delay in attaining compliance may result in:

..    warning letters;
..    injunctions suspending our manufacture of products;
..    civil and criminal penalties;

..    refusal to grant premarket approvals, CE Certification or clearances to products that are subject to future or pending submissions;
..    product recalls or seizures of products; and
..    total or partial suspensions of production.

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

The international nature of our business subjects us and our representatives, agents and distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products are sold. The types of risks that we face in international operations include:

..    the imposition of governmental controls;
..    logistical difficulties in managing international operations; and.
..    fluctuations in foreign currency exchange rates.

Our international sales and operations may be limited or disrupted if we cannot successfully meet the challenges of operating internationally.

If losses continue in the long term, it could limit our growth in the orthopaedic industry and slow our generation of revenues.

To date, we have not been profitable. We have incurred substantial operating losses since our inception and, at December 31, 2002, had an accumulated deficit of approximately $81,892,000. These losses have resulted principally from:

..    the development and patenting of our technologies;
..    pre-clinical and clinical studies;
..    preparation of submissions to the FDA and foreign regulatory bodies; and
..    the development of manufacturing, sales and marketing capabilities.

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

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Royalty. In this financing, we sold Paul Royalty a revenue interest and 2,582,645 shares of our Common Stock. The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage can increase if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. We do not currently expect that changes in the revenue interest percentage resulting from fluctuations in sales of products subject to the revenue interest will have a material effect on operating results for a period when considered relative to sales of the products for that period.

In addition beginning in 2003, and for the term of the revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the required $1,000,000 advance payment in respect of net sales of our VITOSS and CORTOSS products. The amount of the advance payment increases to $2,000,000 in 2004, and further increases to $3,000,000 in the years 2005 through 2016. While we believe that we will have sufficient cash at the end of 2003 to make the required $2,000,000 advance payment to Paul Royalty during 2004, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2005 through 2016. While the advance payments will impact cash flow within a given year, they will not affect earnings as the advance payments are credited within each year against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of each year.

Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe, and the 12% revenue interest we pay to Vita Licensing, Inc., our wholly-owned subsidiary, on the sales of our products (collectively, the "Pledged Assets"). We are also required to maintain:

..    cash and cash equivalent balances equal to or greater than the product of
     (i) 1.5 and (ii) total operating losses, net of non-cash charges, for the preceding fiscal quarter; and
..    total shareholders' equity of at least $8,664,374; provided, however, that under the provisions of the agreement with Paul Royalty, when calculating shareholders' equity for the purposes of the financial covenants, the revenue interest obligation is included in shareholders' equity.

As of December 31, 2002, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders' equity, Paul Royalty can demand that we repurchase its revenue interest.

In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Paul Royalty's right to require us to repurchase its revenue interest:

..    a judicial decision that has a material adverse effect on our business, operations, assets or financial condition;
..    the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments;
..    a voluntary or involuntary bankruptcy that involves us or our wholly owned subsidiary, Vita Special Purpose Corp.;
..    our insolvency;
..    a change in control of our company; and
..    the breach of a representation, warranty or certification made by us in the agreements with Paul Royalty that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice thereof from Paul Royalty.

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of December 31, 2002, we would have owed Paul Royalty approximately $11,653,000.

The repurchase price for Paul Royalty's revenue interest as of a given date is calculated in three steps. First, a specified annual rate of return (not to exceed 45%) is applied to Paul Royalty's $10,000,000 original purchase price from October 16, 2001 to the date of determination of the repurchase price. Second, the result obtained from the first step of the calculation is added to the original $10,000,000 purchase price. Third, the sum obtained from the second step of the calculation is reduced by both $3,333,333 and the actual revenue interest paid during the specified period.

If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of December 31, 2002 or as of the date of this filing. In the event that we repurchased Paul Royalty's revenue interest, Paul Royalty would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest transaction.

Our results of operations may fluctuate due to factors out of our control, which could cause volatility in our stock price.

VITOSS, IMBIBE, CORTOSS and ALIQUOT are currently our only products for which we have received regulatory approvals for sale. VITOSS is cleared for sale in the U.S. and the European Union. IMBIBE is cleared for sale in the U.S. CORTOSS and ALIQUOT are cleared for sale in the European Union. We began selling VITOSS in Europe in the fourth quarter of 2000 and began selling VITOSS in the U.S. late in the first quarter of 2001. We began sales of CORTOSS in Europe and IMBIBE in the U.S. at the end of 2001, we began sales of ALIQUOT in Europe in the second quarter of 2002. Future levels of VITOSS, CORTOSS, ALIQUOT and IMBIBE product sales are difficult to predict. VITOSS product sales are difficult to predict, and VITOSS sales to-date may not be indicative of future sales levels. VITOSS, CORTOSS and ALIQUOT sales levels in Europe may fluctuate due to the timing of any distributor stocking orders and VITOSS and IMBIBE sales levels may fluctuate in the U.S. due to the timing of orders from hospitals. Our results of operations may fluctuate significantly in the future as a result of a number of factors, many of which are outside of our control. These factors include, but are not limited to:

..    the timing of governmental approvals for our products and our competitors'
     products;
..    unanticipated events associated with clinical and pre-clinical trials of our products;
..    the medical community's acceptance of our products;
..    the timing in obtaining adequate third party reimbursement of our products;
..    the success of products competitive with ours;
..    our ability to enter into strategic alliances with other companies;
..    expenses associated with development and protection of intellectual property matters;
..    establishment of commercial scale manufacturing capabilities;
..    world events affecting logistics and elective surgery trends;
..    the timing of expenses related to commercialization of new products;
..    competitive disruptions to our distribution channels from business development arrangements; and
..    the adequate training of a sufficient number of surgeons.

The results of our operations may fluctuate significantly from quarter to quarter and may not meet expectations of securities analysts and investors. This may cause our stock price to be volatile.

Our business will be damaged if we are unable to protect our proprietary rights to VITOSS, CORTOSS or our other products, and we may be subject to intellectual property infringement claims by others.

We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these measures afford only limited protection and may not adequately protect our rights. For example, our patents may be challenged, invalidated or circumvented by third parties. As of the date of this filing, we own eight issued U.S. patents, eleven pending U.S. patent applications and numerous counterparts of certain of these patents and pending patent applications worldwide, including Canada, Europe, Mexico and Japan. There can be no assurance that patents will issue from any of the pending patent applications. Moreover, we cannot be certain that we were the first creator of inventions covered by pending patent applications or we were the first to file patent applications for the relevant inventions for the following reasons:

..    patent applications filed prior to December 2000 in the U.S. are maintained in secrecy until issued;
..    patent applications filed after November 2000 in the U.S. are maintained in secrecy until eighteen months from the date of filing;
..    publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries.

If we do receive a patent, it may not be broad enough to protect our proprietary position in the technology or to be commercially useful to us. In addition, if we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Finally, even if our intellectual property rights are adequately protected, litigation or other proceedings may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and result in a diversion of management attention. If our intellectual property is not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and compete more directly with us, which could damage our business.

In addition to the risk of failing to adequately protect our proprietary rights, there is a risk that we may become subject to a claim that we infringe upon the proprietary rights of others. Although we do not believe that we are infringing the rights of others, third parties may claim that we are doing so. There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry generally, and in the spinal market segments particularly. If the holder of patents brought an infringement action against us, the cost of litigating the claim could be substantial and divert management attention. In addition, if a court determined that one of our products infringed a patent, we could be prevented from selling that product unless we could obtain a license from the owner of the patent. A license may not be available on terms acceptable to us, if at all. Modification of our products or development of new products to avoid infringement may require us to conduct additional clinical trials for these new or modified products and to revise our filings with the FDA, which is time consuming and expensive. If we were not successful in obtaining a license or redesigning our product, our business could suffer.

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

Extensive research efforts and rapid technological change characterize the market for products in the orthopaedic market. We anticipate that we will face intense competition from medical device, medical products and pharmaceutical companies. Our products could be rendered noncompetitive or obsolete by competitors' technological advances. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. These competitors may be in the process of seeking FDA or other regulatory approvals, or patent protection, for their respective products. Our competitors could, therefore, commercialize competing products in advance of our products. They may also enjoy substantial advantages over us in terms of:

..    research and development expertise;
..    experience in conducting clinical trials;
..    experience in regulatory matters;
..    manufacturing efficiency;
..    name recognition;
..    sales and marketing expertise;
..    established distribution channels; and
..    established relationships with health care providers and payors.

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

By increasing the number of shares of our Common Stock that may be sold into the market, we could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

During July and October, 2002, we completed a private placement transaction in which we sold 1,900 shares of our Series A Preferred Stock and warrants to purchase an aggregate 8,352,872 shares of our Common Stock. As part of this transaction, we issued warrants to purchase an aggregate 1,113,716 shares of our Common Stock to the persons designated by our placement agent for the private placement. In February 2003, we registered for resale the shares issuable under the Series A Preferred Stock and the warrants that were issued in the private placement transaction.

The 23,076,200 shares of our Common Stock covered by our February 2003 registration are freely saleable in the public market beginning on the effective date of that registration. The shares consist of: (i) 11,137,162 shares that may be issued upon the conversion of outstanding shares of our Series A Preferred Stock; (ii) 8,352,872 shares that may be issued upon the exercise of outstanding warrants that were sold to investors; (iii) 1,113,716 shares that may be issued upon the exercise of outstanding warrants issued by us to the persons designated by our placement agent; and (iv) an additional 2,472,450 shares that have or may be issued: (x) as a payment of dividends on our Series A Preferred Stock; or (y) upon the conversion of Series A Preferred Stock or exercise of warrants if adjustments are made to the conversion price of the Series A Preferred Stock or to the number of shares issuable upon the exercise of the warrants, as the case may be.

The number of shares covered by our February 2003 registration represents approximately 53.5% of the total number of our shares of Common Stock issued and outstanding. The number of shares covered by our registration includes substantially more than the sum of (i) the shares received as payment of dividends on the Series A Preferred Stock and (ii) the number of shares to which are currently eligible to be receive upon the conversion of the Series A Preferred Stock and the exercise of the warrants. We registered for resale more shares than have been issued or are currently issuable under the Series A Preferred Stock and warrants pursuant to contractual obligations with the selling security holders and to ensure that a sufficient number of shares is registered in the event that (i) we pay dividends on the Series A Preferred Stock by issuing shares of Common Stock in lieu of paying such dividends in cash, or (ii) adjustments, if any, are made to the conversion price of the Series A Preferred Stock or to the number of shares issuable upon the exercise of the warrants. Sales of these shares in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our Common Stock below current levels and make it more difficult for us and our shareholders to sell our equity securities in the future.

Our prior use of Arthur Andersen LLP as our independent public accountants could impact our ability to access the capital markets.

Our consolidated financial statements as of and for each of the two years in the period ended December 31, 2001 were audited by Arthur Andersen LLP ("Andersen"). On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. Following this event, our Audit Committee directed management to consider the need to appoint new independent public accountants. On June 15, 2002, a jury found Andersen guilty on the government's charges. On July 15, 2002, at the direction of the Board of Directors, acting upon the recommendation of the Audit Committee, we dismissed Andersen and appointed KPMG LLP as our new independent public accountants for fiscal year 2002.

SEC rules require us to present our audited financial statements in various SEC filings, along with Andersen's consent to our inclusion of its audit report in those filings. However, Andersen is unable to provide a consent to us for inclusion in our future SEC filings relating to its report on our consolidated financial statements as of and for each of the two years in the period ended December 31, 2001. Additionally, Andersen is unable to provide us with assurance services, such as advice customarily given to underwriters of our securities offerings and other similar market participants. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances. Notwithstanding this relief, the inability of Andersen to provide its consent or to provide assurance services to us in the future could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on our business. Also, an investor's ability to seek potential recoveries from Andersen related to any claims that an investor may assert as a result of the audit performed by Andersen may be limited significantly both as a result of an absence of a consent and the diminished amount of assets of Andersen that are or may in the future be available to satisfy claims.

Provisions of Pennsylvania law or our Articles of Incorporation may deter a third party from seeking to obtain control of us or may affect your rights as a shareholder.

Certain provisions of Pennsylvania law could make it more difficult for a third party to acquire us, or could discourage a third party from attempting to acquire us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, our Articles of Incorporation enable our Board of Directors to issue up to 20,000,000 shares of Preferred Stock having rights, privileges and preferences as are determined by the Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights superior to those of our common shareholders. For example, an issuance of Preferred Stock could:

..    adversely affect the voting power of the common shareholders;
..    make it more difficult for a third party to gain control of us;
..    discourage bids for our Common Stock at a premium; or
..    otherwise adversely affect the market price of the Common Stock.

As of the date of this filing, our Board of Directors has designated and issued 1,900 shares of Series A Preferred Stock. We may issue additional shares of our authorized Preferred Stock at any time.

We are required to pay quarterly dividends to our Preferred Stock shareholders.

Dividends on Series A Preferred Stock accrue and are cumulative from the date of original issuance of the shares of the Series A Preferred Stock, whether or not such dividend is earned or declared by the Board of Directors, and will be payable at our option either in cash or in kind, subject to certain limitations, on March 31, June 30, September 30 and December 31 of each year. The dividend rate on each share of Series A Preferred Stock will be 6% per year on the $10,000 stated value of the Series A Preferred Stock. Commencing after June 30, 2004, for the Series A Preferred Stock still outstanding and not converted to Common Stock, the dividend rate will increase each quarter by an additional two percentage points, up to a maximum dividend rate of 14% per year. In addition, in the event that the Series A Preferred Stock becomes subject to mandatory conversion due to our achievement of certain revenue targets prior to July 1, 2005, we will pay an additional dividend equal to the difference between (x) $2,000 per share of Series A Preferred Stock to be converted and (y) the sum of all dividends that have been paid and all accrued but unpaid dividends with respect to each such share.

We do not intend to pay any dividends to our common shareholders.

We have never declared nor paid dividends on our Common Stock. We currently intend to retain any future earnings for funding growth and, therefore, do not intend to pay any cash dividends to our Common Stock shareholders in the foreseeable future.

Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring shareholder approval, including takeover attempts.

Our executive officers and directors, and their respective affiliates, beneficially own as of the date of this filing approximately 8.1% of our outstanding Common Stock. One of our directors, Jonathan Silverstein, is employed by an affiliate of OrbiMed Associates LLC, PW Juniper Crossover Fund, L.L.C. and Caduceus Private Investments, LP (collectively, "OrbiMed"), which beneficially own approximately 32.4% of our outstanding Common Stock as of the date of this filing. Accordingly, these shareholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration could have the effect of delaying or preventing a change in control.

Our stock price may be volatile.

Our stock price, like that of many medical technology companies, may be volatile. In general, equity markets, including Nasdaq, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies or existing economic conditions. These broad market fluctuations may adversely affect the market price of our Common Stock. The following factors could also cause our stock price to be volatile or decrease:

..    fluctuations in our results of operations;
..    under-performance in relation to analysts' estimates or financial guidance provided by us;
..    changes in the financial guidance we provide to the investment community;
..    changes in stock market analyst recommendations regarding our stock;
..    announcements of technological innovations or new products by us or our competitors;
..    issues in establishing commercial scale manufacturing capabilities;
..    unanticipated events associated with clinical and pre-clinical trials;
..    FDA and international regulatory actions regarding us or our competitors;
..    determinations by governments and insurance companies regarding reimbursement for medical procedures using our or our competitors'
     products;
..    the medical community's acceptance of our products;
..    product sales growth rates;
..    disruptions to our distribution channels as a result of competitive market changes;
..    product recalls;
..    developments with respect to patents or proprietary rights;
..    public concern as to the safety of products developed by us or by others;
..    changes in health care policy in the U.S. and internationally;
..    acquisitions or strategic alliances by us or our competitors;
..    business conditions affecting other medical device companies or the medical device industry generally; and
..    general market conditions, particularly for companies with small market capitalizations.

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

From June 1998 until August 1, 2000, our Common Stock traded exclusively on the Nasdaq Europe Exchange (formerly known as EASDAQ). Since August 1, 2000, our Common Stock has traded on both the Nasdaq Europe Exchange and the Nasdaq National Market. The trading volume of our Common Stock is, and may continue to be, limited. To continue to be listed on the Nasdaq National Market, we must continue to meet, with certain exceptions, one of two separate continued listing standards with specified maintenance criteria, including:

..    specified levels for total shareholders' equity;
..    the number of shares and the market value of the public float;
..    a minimum bid price per share; and
..    total market capitalization or total assets and total revenue.

In addition, if the per share bid price of our Common Stock is below $3.00, we may be required to raise more capital than what is necessary to fund our operations by the fourth quarter of 2003 in order to satisfy Nasdaq National Market shareholders' equity threshold. The additional capital may not be available on satisfactory terms, if at all. Any additional equity capital raised could result in substantial dilution to our shareholders. In addition, even if we satisfy the Nasdaq National Market shareholders' equity threshold, if the minimum bid price of our Common Stock fell below $1.00 we could still face delisting from the Nasdaq National Market. We believe that we currently satisfy the requisite Nasdaq National Market listing requirements; however, should we fail to meet the Nasdaq National Market listing requirements in the future, our stock could then list on the Nasdaq SmallCap Market or the over-the-counter exchange, which would further limit the trading volume and liquidity of our stock and adversely impact the stock price.

If we are sued in a product liability action, we could be forced to pay substantial damages and the attention of our management team may be diverted from operating our business.

We manufacture medical devices used on patients in surgery, and we may be subject to a product liability lawsuit. In particular, the market for spine products has a history of product liability litigation. Under certain of our agreements with our distributors and sales agencies, we indemnify the distributor or sales agency from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $10,000,000, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we may decide not to carry this insurance. A merit less or unsuccessful product liability claim would be time-consuming and expensive to defend and could result in the diversion of management's attention from our core business. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2002, our investments consisted primarily of fully insured bank certificates of deposit. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors. We held no investments as of December 31, 2001.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 14, 2002, Arthur Andersen LLP ("Andersen") was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. Following this event, our Audit Committee directed management to consider the need to appoint new independent public accountants. On June 15, 2002, a jury found Andersen guilty on the government's charges. On July 15, 2002, at the direction of the Board of Directors, acting upon the recommendation of the Audit Committee, we dismissed Andersen and appointed KPMG LLP as our new independent public accountants for fiscal year 2002.

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

ITEM 11.     EXECUTIVE COMPENSATION

See Item 12.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Items 11 and 12 of Form 10-K not contained in this annual report on Form 10-K will be set forth under the captions "Executive
Compensation: Report of the Compensation Committee," "Summary Compensation Table," and "Equity Compensation Plan Information" and "Holders of 5% or More of Orthovita's Stock and Directors' and Officers' Ownership of Orthovita's Stock," respectively, in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

One of our directors, Jonathan Silverstein, is employed by an affiliate of OrbiMed, which beneficially own approximately 18.9% of our outstanding Common Stock as of the date of this filing.

David S. Joseph was paid $143,350 in salary and benefits as an employee of ours for the period January 1 through May 24, 2002. Upon his resignation on May 24, 2002 as an employee, Mr. Joseph served as a consultant to us for the period May 25 through December 31, 2002 and was compensated $134,225 for those services. In addition, Mr. Joseph was granted shares of our Common Stock and stock options in May 2002, which have an estimated value of $10,000 and $9,250, respectively, for serving on our Board of Directors.

ITEM 14.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of Orthovita's disclosure controls and procedures within 90 days prior to the filing date of this annual report was carried out by Orthovita under the supervision and with the participation of Orthovita's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Orthovita's disclosure controls and procedures are functioning effectively to provide reasonable assurance that all information required to be disclosed by Orthovita in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of Orthovita's internal controls, there were no significant changes in Orthovita's internal controls or in factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Report

1. Financial Statements. The following financial statements and notes thereto which are attached hereto beginning on page F-1 have been included by reference into Item 8 of this part of the annual report on Form 10-K:

                                                                     Page
                                                                     ----
Independent Auditors' Report                                         F-1

Report Of Independent Public Accountants                             F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001         F-3

Consolidated Statements of Operations for years ended
December 31, 2002, 2001 and 2000                                     F-4

Consolidated Statements of Shareholders' Equity and
Comprehensive Income (Loss) for the years ended
December 31, 2002, 2001 and 2000                                     F-5 to F-7

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000                                     F-8

Notes to Consolidated Financial Statements                           F-9 to F-23

2. Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the Financial Statements or notes thereto.

3.  Exhibits.   (see (c) below).

(b) Reports on Form 8-K.

On March 11, 2003, the Company filed a Form 8-K under Item 5, reporting that the Company appointed Mary Paetzold to its Board of Directors.

On December 19, 2002, the Company filed a Form 8-K under Item 5, reporting that the Company appointed David Fitzgerald to its Board of Directors.

On October 22, 2002, the Company filed a Form 8-K under Item 5, reporting that the Company completed a $19 million private placement.

(c) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1    Amended and Restated Articles of Incorporation of the Company (3)
3.2    Amended and Restated Bylaws of the Company (3)
3.3    Bylaw Amendment (17)
4.1  Specimen of Common Stock Certificate of the Company (10)
4.2 Statement of Designation of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (15)
4.3 Registration Rights Agreement dated August 22, 2000 among the Company, Brown Simpson Partners I, Ltd., Janney Montgomery Scott LLC, Emerging Growth Equities, Ltd. and VFT Special Ventures Ltd. (4)
4.4 Registration Rights Agreement among the Company, Emerging Growth Equities, Ltd. and each of the investors named therein (6)
4.5 Registration Rights Agreement dated March 29, 2001 between the Company and Japan Medical Dynamic Marketing, Inc. (6)
4.6 Registration Rights Agreement dated December 20, 2001 among the Company, SDS Merchant Fund, L.P. and S.A.C. Capital Associates, LLC (8)
4.7 Investor Rights Agreement dated as of July 19, 2002 between the Company and the other parties named therein. (15)
4.8 Warrant to Purchase Shares of Common Stock dated as of November 3, 1999 in favor of Progress Capital, Inc. (10)
4.9 Warrant to Purchase 31,779 Shares of Common Stock dated August 22, 2000 in favor of Janney Montgomery Scott LLC (4)
4.10 Warrant to Purchase 31,780 Shares of Common Stock dated August 22, 2000 in favor of VFT Special Ventures Ltd. (4)
4.11 Warrant to Purchase 566,894 Shares of Common Stock dated January 18, 2001 in favor of Rennes Fondation (10)
4.12 Warrant to Purchase 59,250 Shares of Common Stock dated March 19, 2001 in favor of Emerging Growth Equities, Ltd. (5)
4.13 Warrant to Purchase 22,200 Shares of Common Stock dated April 27, 2001 in favor of Emerging Growth Equities, Ltd. (6)

4.14 Form of Warrant to Purchase Shares of Common Stock dated May 18, 2001 granted to S.A.C. Capital Associates, LLC and SDS Merchant Fund, L.P. (7)
4.15 Warrant to Purchase 50,000 Shares of Common Stock dated October 23, 2001 in favor of Tucker Anthony Incorporated (11)
4.16 Form of Warrant issuable to the Purchasers of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (16)
4.17 Form of Warrant issued to the Designees of Placement Agent SmallCaps Online Group, LLC (15)
*10.1   Employment Letter dated as of March 12, 1999 by and between the Company and Dr. Maartin Persenaire (1)
*10.2   Employment Agreement dated as of December 31, 1999 by and between the
Company and David Joseph (10)
*10.3   Addendum to Employment Agreement dated as of January 1, 2002 between the
Company and David S. Joseph (11)
*10.4   Employment Agreement dated as of January 1, 2002 by and between the
Company and Erik M. Erbe (11)
*10.5   Employment Agreement, dated as of May 10, 2002 by and between the
Company and Erik M. Erbe (14)
*10.6   Employment Agreement, dated as of May 10, 2002 by and between the
Company and Antony Koblish (14)
*10.7   Employment Agreement, dated as of May 10, 2002 by and between the
Company and Joseph M. Paiva (14)
*10.8   Change of Control Agreement, dated as of April 23, 2001 between the
Company and David McIlhenny (1)
*10.9   1993 Stock Option Plan (3)
*10.10  Amended and Restated 1997 Equity Compensation Plan (18)
*10.11  Amended and Restated Employee Stock Purchase Plan (3)
10.12 Master Equipment Lease Agreement dated as of July 11, 1997 between the Company and Finova Technology Finance, Inc. (2)
10.13 Amendment to the Master Equipment Lease Agreement dated as of April 15, 1999 between the Company and Finova Technology Finance, Inc. (9)
10.14 Revenue Interests Assignment Agreement dated as of October 16, 2001 among Vita Special Purpose Corp., the Company and Paul Capital Royalty Acquisition Fund, L.P. (portions of this document have been omitted pursuant to the Company's confidential treatment request under Exchange Act Rule 24b-2)(13)
10.15 Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated March 22, 2002 among the Company, Paul Capital Royalty Acquisition Fund, L.P. and Vita Special Purpose Corp. (11)
10.16 Assignment dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (12)
10.17 Security Agreement dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (12)
10.18 Pledge Agreement dated as of October 16, 2001 between Vita Licensing, Inc. and Paul Capital Royalty Acquisition Fund, L.P. (12)
10.19 Stock Purchase Agreement dated as of October 16, 2001 between the Company and Paul Capital Royalty Acquisition Fund, L.P. (12)

10.20 Third Amendment to Line of Credit, Term Loan and Security Agreement dated October 25, 2000 between the Company and Progress Bank (10)
10.21 Capital Expenditure Loan Note dated October 25, 2000 between the Company and Progress Bank (10)
10.22 Asset Sale Agreement dated as of February 10, 2000 between the Company and Implant Innovations, Inc. (9)
10.23 Development and Distribution Agreement dated March 29, 2001 between the Company and Japan Medical Dynamic Marketing, Inc. (11)
10.24 Subscription Agreement dated July 10, 2000 between the Company and Rennes Fondation (10)
10.25 Subscription Agreement dated August 22, 2000 between the Company and Brown Simpson Partners I, Ltd. (4)
10.26 Subscription Agreement dated as of October 4, 2000 between the Company and Raimund Gabriel (10)
10.27 Subscription Agreement dated as of January 18, 2001 between the Company and Rennes Fondation (10)
10.28 Form of Subscription Agreement between the Company and each of the purchasers named therein (6)
10.29 Subscription Agreement dated March 29, 2001 between the Company and Japan Medical Dynamic Marketing, Inc. (6)
10.306 Subscription Agreement dated as of December 20, 2001 between the Company and S.A.C. Capital Associates, LLC (8)
10.31 Subscription Agreement dated as of December 20, 2001 between the Company and SDS Merchant Fund, L.P. (8)
10.32 Preferred Stock and Warrant Purchase Agreement dated as of July 19, 2002 between the Company and the Purchasers named therein. (16)
10.33 Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (1)
10.34 Form of Promissory Note relating to Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (1)
21.1    Subsidiaries (1)
23.1    Consent of KPMG LLP (1)
99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1)  Filed herewith.
(2) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-51689) filed on May 1, 1998 and incorporated herein by reference.
(3) Filed as an Exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-51689) filed on June 15, 1998 and incorporated herein by reference.
(4) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 333-47386) filed on October 5, 2000 and incorporated herein by reference.
(5) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 333-59288) filed on April 20, 2001 and incorporated herein by reference.

(6) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-59288) filed on May 4, 2001 and incorporated herein by reference.
(7) Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 333-59288) filed on May 24, 2001 and incorporated herein by reference.
(8) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 333-84632) filed on March 20, 2002 and incorporated herein by reference.
(9) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(11) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(12) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on November 13, 2001 and incorporated herein by reference.
(13) Filed as an Exhibit to the Company's Current Report on Form 8-K/A filed on November 27, 2001 and incorporated herein by reference.
(14) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on June 13, 2002 and incorporated herein by reference.
(15) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on July 23, 2002 and incorporated herein by reference.
(16) Filed as an Exhibit to the Amendment to the Company's Current Report on Form 8-K filed on July 31, 2002 and incorporated herein by reference.
(17) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(18) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 333-100034) filed on September 24, 2002 and incorporated herein by reference.

* Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

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

                                          ORTHOVITA, INC.

Date: March 28, 2003
                                          /s/  ANTONY KOBLISH
                                          By:  Antony Koblish
                                          Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Capacity                                  Date
----------------------------              -----------------------------------       --------------
/s/ ANTONY KOBLISH                        Chief Executive Officer, President        March 28, 2003
Antony Koblish                            and Director (principal executive
                                          officer)

/s/ DAVID S. JOSEPH                       Chairman                                  March 28, 2003
David S. Joseph

/s/ JOSEPH M. PAIVA                       Chief Financial Officer                   March 28, 2003
Joseph M. Paiva                           (principal financial and accounting
                                          officer)

/s/ MORRIS CHESTON, JR.                   Director                                  March 28, 2003
Morris Cheston, Jr.

/s/ PAUL DUCHEYNE, PH.D.                  Director                                  March 28, 2003
Paul Ducheyne, Ph.D.

/s/ DAVID FITZGERALD                      Director                                  March 28, 2003
David Fitzgerald

/s/ ROBERT M. LEVANDE                     Director                                  March 28, 2003
Robert M. Levande

/s/ MARY E. PAETZOLD                      Director                                  March 28, 2003
Mary E. Paetzold

/s/ JONATHAN SILVERSTEIN                  Director                                  March 28, 2003
Jonathan Silverstein

                                 ORTHOVITA, INC.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Antony Koblish, certify that:

     1.   I have reviewed this annual report on Form 10-K of Orthovita, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

          c) employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Antony Koblish

Antony Koblish
President and Chief Executive Officer
March 28, 2003

                                 ORTHOVITA, INC.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Joseph M. Paiva, certify that:

     1.   I have reviewed this annual report on Form 10-K of Orthovita, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph M. Paiva

Joseph M. Paiva
Chief Financial Officer
March 28, 2003

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited the accompanying consolidated balance sheet of Orthovita, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Orthovita, Inc. as of December 31, 2001 and for the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 22, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orthovita, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 11, 2003

The following is a copy of a report previously issued by Arthur Andersen LLP and included in the 2001 Form 10-K report for the year ended December 31, 2001 filed on April 1, 2002. This report has not been reissued by Arthur Andersen LLP, and Arthur Andersen LLP has not consented to its use in this Annual Report on Form 10-K.

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

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
January 22, 2002
(except with respect to the matter discussed in Note 6, as to which the date is March 22, 2002)

                        ORTHOVITA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31
                                                                                      2002            2001
                                                                                  ------------    ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents (Notes 3 and 6)..................................   $ 15,175,268    $ 12,906,557
   Short-term investments (Notes 3 and 6)......................................      3,992,000              --
   Accounts receivable, net of allowance for doubtful accounts of
    $60,000 and $40,000, respectively..........................................      1,621,238         983,467
   Inventories (Note 4)........................................................      2,870,342       1,606,333
   Other current assets........................................................         53,904         125,022
                                                                                  ------------    ------------
          Total current assets ................................................     23,712,752      15,621,379
                                                                                  ------------    ------------
PROPERTY AND EQUIPMENT, net (Note 5)...........................................      4,896,472       5,433,353
                                                                                  ------------    ------------
OTHER ASSETS...................................................................         94,883         158,111
                                                                                  ------------    ------------
                                                                                  $ 28,704,107    $ 21,212,843
                                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of notes payable (Note 7)...................................   $    308,385    $         --
   Current portion of capital lease obligations (Note 7).......................        252,964         482,420
   Accounts payable............................................................        676,681       1,010,423
   Accrued compensation and related expenses...................................        882,713         624,168
   Other accrued expenses......................................................      1,674,660         790,765
                                                                                  ------------    ------------
          Total current liabilities............................................      3,795,403       2,907,776
                                                                                  ------------    ------------
LONG-TERM LIABILITIES:
   Other long term liabilities.................................................         72,891          62,000
   Notes payable (Note 7)......................................................        396,798              --
   Capital lease obligations (Note 7) .........................................        213,502         350,519
   Revenue interest obligation (Note 6) .......................................      7,167,700       5,222,107
                                                                                  ------------    ------------
          Total long-term liabilities .........................................      7,850,891       5,634,626
                                                                                  ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY (Note 9):
   Preferred Stock, $.01 par value, 20,000,000 shares authorized designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock,
    $.01 par value, 2,000 shares authorized, 1,900 shares
    issued and outstanding.....................................................             19              --
   Common Stock, $.01 par value, 50,000,000 shares authorized,
    20,239,374 and 20,874,536 shares issued and outstanding....................        202,394         208,745
   Additional paid-in capital..................................................     98,465,855      74,066,082
   Accumulated deficit.........................................................    (81,891,924)    (61,599,522)
   Accumulated other comprehensive income (loss)...............................        281,469          (4,864)
                                                                                  ------------    ------------
          Total shareholders' equity...........................................     17,057,813      12,670,441
                                                                                  ------------    ------------
                                                                                  $ 28,704,107    $ 21,212,843
                                                                                  ============    ============

        The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended December 31
                                                   2002            2001             2000
                                               -------------   -------------   -------------
PRODUCT SALES (Notes 6 and 10)...............  $  10,379,205   $   3,940,395   $     740,660
COST OF SALES (Note 4).......................      1,578,765         719,373         170,041
                                               -------------   -------------   -------------
      Gross profit...........................      8,800,440       3,221,022         570,619
                                               -------------   -------------   -------------
OPERATING EXPENSES:
General and administrative...................      5,334,298       4,361,183       4,333,094
Selling and marketing........................      8,870,748       5,910,505       3,357,903
Research and development.....................      5,971,039       7,202,942       7,500,165
                                               -------------   -------------   -------------
      Total operating expenses...............     20,176,085      17,474,630      15,191,162
                                               -------------   -------------   -------------
      Operating loss.........................    (11,375,645)    (14,253,608)    (14,620,543)
INTEREST EXPENSE.............................        (79,490)       (154,074)       (151,161)
REVENUE INTEREST EXPENSE (Note 6)............       (386,893)        (65,750)             --
INTEREST INCOME..............................        172,084         308,013         365,434
NET GAIN ON SALE OF PRODUCT LINE (Note 10)...             --         375,000       3,070,921
                                               -------------   -------------   -------------
NET LOSS.....................................  $ (11,669,944)  $ (13,790,419)  $ (11,335,349)

DIVIDENDS PAID ON PREFERRED STOCK (Note 9)...        423,618              --              --
DEEMED DIVIDENDS ON PREFERRED STOCK (Note 9):
   Accretion.................................        218,168              --              --
   Beneficial conversion feature.............      7,980,672              --              --
                                               -------------   -------------   -------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS...  $ (20,292,402)  $ (13,790,419)  $ (11,335,349)
                                               =============   =============   =============

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS
 PER COMMON SHARE, BASIC AND DILUTED.........  $       (1.00)  $        (.82)  $        (.92)
                                               =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED..............     20,223,182      16,841,970      12,281,117
                                               =============   =============   =============

        The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                                   Series A
                                                   Preferred        Common        Additional         Deferred        Accumulated
                                                    Stock           Stock       Paid-in Capital    Compensation        Deficit
                                                 ------------    ------------   ---------------   --------------    -------------
BALANCE, DECEMBER 31, 1999                                 --    $    113,316   $    42,002,795               --    $ (36,473,754)

Exercise of Common Stock options and
 warrants to purchase Common Stock and
 Common Stock purchased under the
 Employee Stock Purchase Plan                              --           3,347         1,112,145               --               --

Issuance of Common Stock options and
 warrants for services                                     --              --           510,431               --               --

Sale of 1,715,679 shares of Common
 Stock and warrants                                        --          17,157         9,034,292               --               --

Amortization of deferred compensation                      --              --                --   $      172,825               --

Issuance of Common Stock under
 restricted stock award                                    --             450           269,875         (270,325)              --

Comprehensive loss:
Net loss                                                   --              --                --               --      (11,335,349)

Other comprehensive loss:
Unrealized gain on short-term
 investments, net                                          --              --                --               --               --

Currency translation adjustment                            --              --                --               --               --

Comprehensive loss                                         --              --                --               --               --

                                                 ------------    ------------   ---------------   --------------    -------------
BALANCE, DECEMBER 31, 2000                                 --         134,270        52,929,538          (97,500)     (47,809,103)

                                                  Accumulated
                                                 Comprehensive   Comprehensive
                                                 Income (Loss)   Income (Loss)        Total
                                                 -------------   -------------    --------------
BALANCE, DECEMBER 31, 1999                       $       4,312              --    $    5,646,669

Exercise of Common Stock options and
 warrants to purchase Common Stock and
 Common Stock purchased under the
 Employee Stock Purchase Plan                               --              --         1,115,492

Issuance of Common Stock options and
 warrants for services                                      --              --           510,431

Sale of 1,715,679 shares of Common
 Stock and warrants                                         --              --         9,051,449

Amortization of deferred compensation                       --              --           172,825

Issuance of Common Stock under
 restricted stock award                                     --              --                --

Comprehensive loss:
Net loss                                                    --   $ (11,335,349)      (11,335,349)

Other comprehensive loss:
Unrealized gain on short-term
 investments, net                                          480             480               480

Currency translation adjustment                        (32,382)        (32,382)          (32,382)
                                                                 -------------
Comprehensive loss                                          --   $ (11,367,251)               --
                                                 -------------   =============    --------------
BALANCE, DECEMBER 31, 2000                             (27,590)                        5,129,615

                                   (continued)

                                                   Series A
                                                   Preferred        Common        Additional         Deferred        Accumulated
                                                    Stock           Stock       Paid-in Capital    Compensation        Deficit
                                                 ------------    ------------   ---------------   --------------    -------------
Exercise of Common Stock options and
 warrants to purchase Common Stock and
 Common Stock purchased under the
 Employee Stock Purchase Plan                              --             455            88,317               --               --

Issuance of Common Stock options and
 warrants for services                                     --              --           354,557               --               --

Sale of 7,402,013 shares of Common
 Stock and warrants                                        --          74,020        20,693,670               --               --

Amortization of deferred compensation                      --              --                --           97,500               --

Comprehensive loss:
Net loss                                                   --              --                --               --      (13,790,419)

Other comprehensive loss:
Unrealized gain on short-term
 investments, net                                          --              --                --               --               --

Currency translation adjustment                            --              --                --               --               --

Comprehensive loss                                         --              --                --               --               --
                                                 ------------    ------------   ---------------   --------------    -------------
BALANCE, DECEMBER 31, 2001                                 --         208,745        74,066,082               --      (61,599,522)

                                                  Accumulated
                                                 Comprehensive   Comprehensive
                                                 Income (Loss)   Income (Loss)        Total
                                                 -------------   -------------    --------------
Exercise of Common Stock options and
 warrants to purchase Common Stock and
 Common Stock purchased under the
 Employee Stock Purchase Plan                               --              --            88,772

Issuance of Common Stock options and
 warrants for services                                      --              --           354,557

Sale of 7,402,013 shares of Common
 Stock and warrants                                         --              --        20,767,690

Amortization of deferred compensation                       --              --            97,500

Comprehensive loss:
Net loss                                                    --   $ (13,790,419)      (13,790,419)

Other comprehensive loss:
Unrealized gain on short-term
 investments, net                                          500             500               500

Currency translation adjustment                         22,226          22,226            22,226
                                                                 -------------
Comprehensive loss                                          --   $ (13,767,963)               --
                                                 -------------   =============    --------------
BALANCE, DECEMBER 31, 2001                              (4,864)                       12,670,441

                                   (continued)

                                                   Series A
                                                   Preferred        Common        Additional         Deferred        Accumulated
                                                    Stock           Stock       Paid-in Capital    Compensation        Deficit
                                                 ------------    ------------   ---------------   --------------    -------------
Exercise of Common Stock options and
 warrants to purchase Common Stock and
 Common Stock purchased under the
 Employee Stock Purchase Plan                              --             578            80,057               --               --

Issuance of Common Stock for services                      --             378            69,620               --               --

Issuance of Common Stock options and
 warrants for services                                     --              --           326,093               --               --

Sale of 1,900 shares of Series A
 Preferred Stock and warrants                              19              --        17,337,331               --               --

Adjustment to issuance of Common
 Stock under restricted stock award                        --            (162)          (97,338)              --               --

Treasury shares retired                                    --          (8,608)       (1,936,985)              --               --

Comprehensive loss:

Net loss                                                   --              --                --               --      (11,669,944)

Dividends paid in Common Stock                             --           1,463           422,155               --         (423,618)

Accretion of Series A Preferred Stock                      --              --           218,168               --         (218,168)

Deemed dividends on Series A
 Preferred Stock: beneficial
 conversion feature                                        --              --         7,980,672               --       (7,980,672)

Other comprehensive loss:
Currency translation adjustment                            --              --                --               --               --

Comprehensive loss                                         --              --                --               --               --
                                                 ------------    ------------   ---------------   --------------    -------------
BALANCE, DECEMBER 31, 2002                       $         19    $    202,394   $    98,465,855   $           --    $ (81,891,924)
                                                 ============    ============   ===============   ==============    =============

                                                  Accumulated
                                                 Comprehensive   Comprehensive
                                                 Income (Loss)   Income (Loss)        Total
                                                 -------------   -------------    --------------
Exercise of Common Stock options and
 warrants to purchase Common Stock and
 Common Stock purchased under the
 Employee Stock Purchase Plan                               --              --            80,635

Issuance of Common Stock for services                       --              --            69,998

Issuance of Common Stock options and
 warrants for services                                      --              --           326,093

Sale of 1,900 shares of Series A
 Preferred Stock and warrants                               --              --        17,337,350

Adjustment to issuance of Common
 Stock under restricted stock award                         --              --           (97,500)

Treasury shares retired                                     --              --        (1,945,593)

Comprehensive loss:

Net loss                                                    --   $ (11,669,944)      (11,669,944)

Dividends paid in Common Stock                              --        (423,618)               --

Accretion of Series A Preferred Stock                       --        (218,168)               --

Deemed dividends on Series A
 Preferred Stock: beneficial
 conversion feature                                         --      (7,980,672)               --

Other comprehensive loss:
Currency translation adjustment                        286,333         286,333           286,333
                                                                 -------------
Comprehensive loss                                          --   $ (20,006,069)               --
                                                 -------------   =============    --------------
BALANCE, DECEMBER 31, 2002                       $     281,469                    $   17,057,813
                                                 =============                    ==============

        The accompanying notes are an integral part of these statements.

                        ORTHOVITA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31
                                                                                      2002             2001            2000
                                                                                  -------------    ------------    ------------
OPERATING ACTIVITIES:
   Net loss.....................................................................  $ (11,669,944)   $(13,790,419)   $(11,335,349)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.............................................      1,171,439       1,345,572         953,683
      Amortization of deferred compensation.....................................             --          97,500         172,825
      Common stock options and warrants
       issued for services rendered.............................................        326,093         354,557         510,431
      Common Stock issued for services rendered.................................         69,998              --              --
      Net gain on sale of product line..........................................             --        (375,000)     (3,070,921)
      Loss on disposal of property and equipment................................          4,473          12,692              --
      (Increase) decrease in--
          Accounts receivable...................................................       (637,771)       (903,417)        (20,539)
          Inventories...........................................................     (1,264,009)     (1,423,934)        (35,129)
          Other current assets..................................................         71,118        (103,301)         58,948
          Other assets                                                                   63,228         209,866        (264,836)
      Increase (decrease) in--
          Accounts payable......................................................       (333,742)       (146,110)       (171,292)
          Other liabilities                                                              10,891         (48,652)       (202,043)
          Other accrued expenses................................................      1,044,940         (15,146)        337,520
                                                                                  -------------    ------------    ------------
                Net cash used in operating activities...........................    (11,143,286)    (14,785,792)    (13,066,702)
                                                                                  -------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchase of investments......................................................     (3,992,000)             --        (199,886)
   Proceeds from sale of investments............................................             --         199,866       6,446,469
   Proceeds from sale of product line...........................................             --              --       3,900,000
   Decrease (increase) in restricted cash.......................................             --         375,000        (400,000)
   Purchases of property and equipment..........................................       (514,031)     (1,470,389)     (3,306,335)
                                                                                  -------------    ------------    ------------
                Net cash (used in) provided by investing activities.............     (4,506,031)       (895,523)      6,440,248
                                                                                  -------------    ------------    ------------

FINANCING ACTIVITIES:
   Repayments of short-term bank borrowings.....................................             --              --      (2,000,000)
   Proceeds from notes payable..................................................        788,380              --         500,000
   Repayment of notes payable...................................................        (83,197)       (500,000)       (141,837)
   Proceeds from revenue interest obligation....................................             --       5,222,107              --
   Repayments of capital lease obligations......................................       (491,473)       (628,549)       (682,853)
   Proceeds from exercise of common stock options and
    warrants and common stock purchased under the
    Employee  Stock Purchase Plan...............................................         80,635          88,772       1,115,492
   Proceeds from sale of Common Stock and warrants..............................             --      20,767,690       9,051,449
   Proceeds from sale of Preferred Stock and warrants...........................     17,337,350              --              --
                                                                                  -------------    ------------    ------------
                Net cash provided by financing activities.......................     17,631,695      24,950,020       7,842,251
                                                                                  -------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS...............................................................        286,333          23,226         (88,514)
                                                                                  -------------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................      2,268,711       9,291,931       1,127,283
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................................     12,906,557       3,614,626       2,487,343
                                                                                  -------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR..........................................  $  15,175,268    $ 12,906,557    $  3,614,626
                                                                                  =============    ============    ============

        The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY:

Orthovita is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic, biologically active, tissue engineering products for restoration of the human skeleton. Our focus is on developing products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. We incorporated in 1992 and have developed several products to date:

          .    VITOSS(R) Scaffold Synthetic Cancellous Bone Void Filler;

          .    IMBIBE(TM) Bone Marrow Aspirate Syringe used with VITOSS;

          .    CORTOSS(R) Synthetic Cortical Bone Void Filler; and

          .    ALIQUOT(TM) Microdelivery System used with CORTOSS.

In addition, we are developing RHAKOSSTM Synthetic Bone Spinal Implants.

Our operations are subject to certain risks including but not limited to the need to successfully commercialize VITOSS and IMBIBE in the U.S., and VITOSS, CORTOSS and ALIQUOT outside the U.S. We also need to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and RHAKOSS in the U.S. and Europe. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. We have incurred losses each year since our inception in 1993 and we expect to continue to incur losses for at least the next couple years. As of December 31, 2002, we had an accumulated deficit of $81,891,924. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities for at least the next couple years. We believe that our existing cash, cash equivalents and short-term investments of $19,167,268 as of December 31, 2002 will be sufficient to meet our currently estimated operating and investing requirements at least through the first quarter of 2004. In addition, if the bid price per share of our Common Stock is below $3.00 per share, we may need to raise more capital than what is necessary to fund our operations by the fourth quarter of 2003 in order to satisfy Nasdaq National Market's shareholders' equity threshold. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock and Preferred Stock or require debt service and/or revenue sharing arrangements. Any such required financing may not be available in amounts or on terms acceptable to us.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Preparation of Financial Statements and Use of Estimates

Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America. This preparation requires that we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. We believe our more significant estimates and judgments involve accounting policies affecting the areas of revenue recognition, inventories, revenue interest obligation accounting, income taxes and accounting for certain equity transactions.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly owned subsidiaries. We have eliminated all intercompany balances in consolidation.

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is generally computed assuming the conversion or exercise of all dilutive securities such as Common Stock options and warrants; however, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the years ended December 31, 2002, 2001 and 2000 because they were anti-dilutive due to our losses.

Revenue Recognition

Revenue from product sales is recognized upon the receipt of a valid order and shipment to our distributor customers outside the U.S. In the U.S., product sales revenue is recognized upon the receipt of a valid order and shipment of the product to the end user hospital. We do not allow product returns or exchanges and we have no post-shipment obligations to our customers. In addition, collection of the customers' receivable balance must be deemed probable. Both our U.S. hospital customers and our distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and sales discounts are not offered. We maintain an accounts receivable allowance for an estimated amount of losses that may result from a customer's inability to pay for product purchased. If the financial condition of our customers was to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or market value using the first-in first-out basis, or FIFO, method.

Property and equipment

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 is an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns. SFAS No. 109 requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The deferred tax asset includes the cumulative temporary differences related to certain research, patent and organizational costs, which have been charged to expense in our Statements of Operations contained in this Form 10-K but have been recorded as assets for federal tax return purposes. These tax assets are amortized over periods generally ranging from 5 to 20 years for federal tax purposes. The portion of any deferred tax asset, for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance against the asset. A valuation allowance has been established against all of our deferred tax assets since, given our history of operating losses, the realization of the deferred tax asset is not assured.

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, "Accounting for Stock-Based Compensation," ("SFAS No. 148"), we have elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123.

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

Supplemental Cash Flow Information

During 2002, 2001 and 2000, respectively, we issued options and warrants for the purchase of 273,850, 203,000 and 117,500 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $326,093, $354,557 and $510,431, respectively. In addition during 2002, we issued an aggregate 146,311 shares of our Common Stock valued at $423,618 as payment of dividends to our Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock ("Series A Preferred Stock") shareholders (see Note 9). In 2002, we issued 37,835 shares of Common Stock valued at $69,998 to our non-employee directors in consideration for their services.

In 2002 and 2000, we incurred capital lease obligations of $125,000 and $997,489, respectively. We did not incur any capital lease obligations in 2001. In 2002, 2001 and 2000, cash paid for interest expense and revenue interest expense was $463,571, $219,824 and $151,161, respectively. The Company paid no income taxes in 2002, 2001 and 2000.

In 2002, pursuant to a product development and equity financing, 860,882 shares of our Common Stock were surrendered to us. The value of the surrendered shares of our Common Stock on March 22, 2002 was $2.26 per share, or $1,945,593 in the aggregate (see Note 6).

Other Accrued Expenses

Other accrued expenses as of December 31, 2002 consist of: accrued distributor commissions of $293,100, accrued professional fees of $363,934 and other accrued expenses of $1,017,626.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the recording of the fair value of an asset retirement obligation as a liability in the period in which the Company would incur the legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. In addition, SFAS No. 143 requires the recording of a corresponding asset that would be depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 143 is required to be adopted on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002.; however, earlier application of these provisions is encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and, the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We did not have any such guarantees during 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ended after December 15, 2002 and are included elsewhere in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("Interpretation No. 46"). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31 2003, and variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 is applied to the enterprise no later than the beginning of the first annual reporting period beginning after June 15, 2003. The application of Interpretation No. 46 is not expected to have a material effect on our financial statements. Interpretation No. 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible to consolidate or disclose such information about the variable interest entities when Interpretation No. 46 becomes effective.

3.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2002, we invested all excess cash in cash equivalents and short-term investments; however, if long-term investments are held, such investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders' equity. As of December 31, 2002, short-term investments consist of certificates of deposits.

As of December 31, 2002 and 2001, cash, cash equivalents and short-term investments consisted of the following:

                                  Original Cost   Gross Unrealized Gains   Gross Unrealized Losses   Fair Market Value
                                  -------------   ----------------------   -----------------------   -----------------
December 31, 2002:
Cash and cash equivalents         $  15,175,268   $                   --   $                    --   $      15,175,268
Short-term investments                3,992,000                       --                        --           3,992,000
                                  -------------   ----------------------   -----------------------   -----------------
                                  $  19,167,268   $                   --   $                    --   $      19,167,268
                                  =============   ======================   =======================   =================

December 31, 2001:
Cash and cash equivalents         $  12,906,557   $                   --   $                    --   $      12,906,557
                                  -------------   ----------------------   -----------------------   -----------------
                                  $  12,906,557   $                   --   $                    --   $      12,906,557
                                  =============   ======================   =======================   =================

4.   INVENTORIES:

As of December 31, 2002 and 2001, inventories consisted of the following:

                                            December 31
                                           2002           2001
                                  -------------   ------------
Raw materials                     $     261,500   $    108,960
Work-in-process                       1,591,894        752,079
Finished goods                        1,016,888        745,294
                                  -------------   ------------
                                  $   2,870,342   $  1,606,333
                                  =============   ============

All of the approximately $208,000 of VITOSS sold in Europe during 2000 was produced prior the receipt of its CE Certification in July 2000. In accordance with SFAS No. 2, the approximately $77,000 of costs to produce that material was recorded as research and development expense prior to July 2000 and, accordingly, are not reflected in cost of sales. As of December 31, 2000, we maintained inventory on hand of approximately $45,000 that was charged to research and development expense prior to July 2000. This inventory was sold during 2001.

5.   PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

                                           December 31
                                           2002           2001
                                  -------------   ------------
Machinery and equipment           $   3,728,400   $  3,371,746
Furniture, computer, marketing
 and office equipment                 1,927,364      1,663,060
Leasehold improvements                4,047,515      4,037,637
                                  -------------   ------------
                                      9,703,279      9,072,443
Less - Accumulated depreciation      (4,806,807)    (3,639,090)
                                  -------------   ------------
                                  $   4,896,472   $  5,433,353
                                  =============   ============

Total assets under capital lease are $2,699,232 and $2,819,745 with related accumulated amortization of $2,006,168 and $1,651,065 at December 31, 2002 and 2001, respectively (see Note 7).

6.   REVENUE INTEREST OBLIGATION:

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

In this financing, we sold Paul Royalty a revenue interest and 2,582,645 shares of our Common Stock. The value of these shares at the time the transaction closed was $1.85 per share, or $4,777,893 in the aggregate. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issues No. 88-18, "Sales of Future Revenues" ("EITF 88-18"). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the "revenue interest obligation" of $1,945,593. Pursuant to the March 2002 Amendment, Paul Royalty surrendered to us 860,882 shares of our Common Stock that it had originally purchased in the October 2001 financing. In exchange, we surrendered our right to receive credits against the revenue interest obligation. The value of the surrendered shares of our Common Stock on March 22, 2002 was $2.26 per share, or $1,945,593 in the aggregate. The March 2002 Amendment also provided for a reduction in the amount required for us to repurchase Paul Royalty's revenue interest, if a repurchase event was to occur (see below for description of a repurchase event). This modification was accounted for as a treasury stock transaction with a decrease to shareholders' equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification. Since this represents a non-monetary transaction, we utilized the fair market value of our Common Stock surrendered by Paul Royalty on March 22, 2002, or $1,945,593, to determine the fair value of the non-monetary consideration. This approach is in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Nonmonetary Transactions" ("APB 29"). The treasury stock was then retired in September 2002.

The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage can increase if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. We do not currently expect that changes in the revenue interest percentage resulting from fluctuations in sales of products subject to the revenue interest will have a material effect on operating results for a period when considered relative to sales of the products for that period. Accordingly, Paul Royalty bears the risk of revenue interest paid to it being significantly less than the current revenue interest liability, as well as the reward of revenue interest paid to it being significantly greater than the current revenue interest liability. Therefore, we are under no obligation to make any other payments to Paul Royalty in the scenario where no repurchase right is triggered and no significant revenue interest payments are made. Conversely, we will be obligated to continue to make revenue interest payments in the scenario where sales are sufficiently high to result in amounts due under the Revenue Interest Assignment Agreement being in excess of the current revenue interest liability.

The products that are subject to the revenue interest have only recently been approved and marketed or are still under development. For these reasons, as of December 31, 2002 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Future sales from VITOSS in the U.S. and VITOSS and CORTOSS in Europe, our approved products, are difficult to estimate. RHAKOSS is under development with human clinical trials initiated in Europe in April 2002. We have initiated, or plan to initiate, human clinical trials for CORTOSS and RHAKOSS in the U.S. There is no assurance that the data from these clinical trials will result in obtaining the necessary approval to sell CORTOSS in the U.S. or RHAKOSS in either the U.S. or Europe. Even if such approval is obtained, future revenue levels, if any, are difficult to estimate. Accordingly, given these uncertainties in 2002 and for the foreseeable future, we will charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. We will continue to monitor our product sales levels. Once we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method and the obligation will be reduced as principal payments are made. The actual impact has been the payment of approximately $387,000 and $66,000 in revenue interest payments during the years ended December 31, 2002 and 2001, respectively. The revenue interest payments under this agreement are treated as interest expense in accordance with EITF 88-18.

In addition, beginning in 2003, and during the term of the revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the required $1,000,000 advance payment in respect of net sales of our VITOSS and CORTOSS products. The amount of the advance payment increases to $2,000,000 in 2004, and further increases to $3,000,000 in the years 2005 through 2016. While we believe that we will have sufficient cash at the end of 2003 to make the required $2,000,000 advance payment to Paul Royalty during 2004, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2005 through 2016. While the advance payments will impact cash flow within a given year, they will not affect earnings as the advance payments are credited within each year against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe, and the 12% revenue interest we pay to Vita Licensing, Inc., our wholly-owned subsidiary, on the sales of our products (collectively, the "Pledged Assets"). We are also required to maintain:

.. cash and cash equivalent balances equal to or greater than the product of (i)
1.5 and (ii) total operating losses, net of non-cash charges, for the preceding fiscal quarter; and
.. total shareholders' equity of at least $8,664,374; provided, however, that under the provisions of the agreement with Paul Royalty, when calculating shareholders' equity for the purposes of the financial covenants, the revenue interest obligation is included in shareholders' equity.

As of December 31, 2002, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders' equity, Paul Royalty can demand that we repurchase its revenue interest.

In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Paul Royalty's right to require us to repurchase its revenue interest:

..    a judicial decision that has a material adverse effect on our business, operations, assets or financial condition;
..    the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments;
..    a voluntary or involuntary bankruptcy that involves us or our wholly owned subsidiary, Vita Special Purpose Corp.;
..    our insolvency;
..    a change in control of our company; and
..    the breach of a representation, warranty or certification made by us in the agreements with Paul Royalty that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice thereof from Paul Royalty.

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of December 31, 2002, we would have owed Paul Royalty approximately $11,653,000.

The repurchase price for Paul Royalty's revenue interest as of a given date is calculated in three steps. First, a specified annual rate of return (not to exceed 45%) is applied to Paul Royalty's $10,000,000 original purchase price from October 16, 2001 to the date of determination of the repurchase price. Second, the result obtained from the first step of the calculation is added to the original $10,000,000 purchase price. Third, the sum obtained from the second step of the calculation is reduced by both $3,333,333 and the actual revenue interest paid during the specified period.

If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of December 31, 2002. In the event that we repurchased Paul Royalty's revenue interest, Paul Royalty would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest transaction.

If we know that we will not be in compliance with our covenants under the Paul Royalty agreement, we will be required to adjust the revenue interest obligation to equal the amount required to repurchase Paul Royalty's revenue interest. As of December 31, 2002, we do not expect to fall out of compliance in the foreseeable future with the covenants and terms of the revenue interest obligation.

7.   BORROWINGS AND CAPITAL LEASE OBLIGATIONS:

During July 2002, we entered into a financing arrangement with a lending institution. The arrangement provided individual notes payable with a term of 35 months from each individual note's inception. The notes payable are secured by certain capital assets. During 2002, we closed on three individual notes totaling $788,380 with annual interest of approximately 11.29%.

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

In 1997, we secured a $1,200,000 capital asset lease financing arrangement with a lending institution which was increased an additional $1,500,000 in December 1998. The term of each individual lease is 42 months from each individual lease's inception and annual interest is approximately 10.85% and 9.4% under the 1997 and 1998 arrangements, respectively. We have utilized all available financing under this capital lease arrangement.

The leases are secured by the underlying capital assets. Capital lease obligations consisted of the following:

                                                                       December 31
                                                                    2002                    2001
                                                           -------------           -------------
Capital lease obligations                                  $     520,430           $     881,888
Less - amount representing interest                              (53,964)                (48,949)
                                                           -------------           -------------
Present value of minimum lease payments                          466,466                832,939
Less - current portion of minimum lease payments                (252,964)               (482,420)
                                                           -------------           -------------
                                                           $     213,502           $     350,519
                                                           =============           =============

Borrowing and capital lease obligation maturities as of December 31, 2002 are as follows:

                                                           Capital Leases         Notes Payable
                                                           --------------         -------------
2003                                                       $      252,964         $     308,385
2004                                                              153,380               271,592
2005                                                               28,648               125,206
2006                                                               29,287                    --
2007                                                                2,187                    --
                                                           --------------         -------------
   Total                                                   $      466,466         $     705,183
                                                           ==============         =============

8.   PROFIT SHARING PLAN:

The Company has a Section 401(k) plan for all qualified employees, as defined. Company contributions are discretionary and determined annually and were $124,754, $126,331 and $106,415 for the years ended December 31, 2002, 2001 and
2000, respectively.

9.   SHAREHOLDERS' EQUITY:

Preferred Stock and Warrants

In July 2002, we sold 1,400 shares of Series A Preferred Stock at $10,000 per share together with five-year warrants to purchase 6,154,747 shares of Common Stock at $1.612 per share, for net cash proceeds of $12,807,197. The 1,400 shares of Series A Preferred Stock are convertible into 8,206,331 shares of our Common Stock. Additionally, in July 2002, we issued to the designees of the placement agent for the transaction, five-year warrants to purchase an aggregate 820,633 shares of our Common Stock at $1.706 per share which were valued at $738,570. In connection with this transaction, after obtaining the required shareholder approval in October 2002, we sold on the same terms and conditions as in the July 2002 closing, an additional 500 shares of Series A Preferred Stock together with warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share, for net cash proceeds of $4,530,153. The 500 shares of Series A Preferred Stock are convertible into 2,930,832 shares of our Common Stock. In connection with the October 2002 sale, we issued to the placement agent's designees additional five-year warrants to purchase 293,083 shares of our Common Stock at $1.706 per share which were valued at $468,933.

For each Series A Preferred Stock closing, the respective proceeds were allocated to the Series A Preferred Stock and the warrants based on the relative fair values of each instrument. The fair value of the warrants issued, in both July and October 2002, were determined based on an independent third party valuation. Accordingly, approximately $8,565,000 of the July 2002 proceeds was allocated to the Series A Preferred Stock and $3,504,000 of the proceeds was allocated to the warrants. Similarly, $2,885,000 of the October 2002 proceeds was allocated to the Series A Preferred Stock and $1,296,000 of the proceeds was allocated to the warrants. In addition, in accordance with EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," ("EITF No. 00-27"), the issuance costs were not offset against the proceeds received in the issuance in calculating the intrinsic value of the conversion option but were considered in the calculation of the amount shown on the consolidated balance sheets. After considering the allocation of the proceeds based on the relative fair values, it was determined that the Series A Preferred Stock has a beneficial conversion feature ("BCF") in accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5") and EITF No. 00-27. Accordingly, a BCF adjustment of $3,604,962 was recorded, with respect to the Series A Preferred Stock at the July 2002 closing. The value of the BCF was recorded in a manner similar to a deemed dividend, and since the Series A Preferred Stock has no maturity date and is convertible at the date of issuance, the BCF was fully amortized through retained earnings during the third quarter of 2002. Additionally, we recorded similar deemed dividends during the fourth quarter of 2002 of $4,375,710 for the BCF with respect to the Series A Preferred Stock sold at the October 2002 closing.

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

Dividends and Deemed Dividends on Series A Preferred Stock

As all of the redemption features are within our control, the Series A Preferred Stock is classified within shareholders' equity on the consolidated balance sheets. Dividends on the Series A Preferred Stock accrue and are cumulative from the date of issuance of the Series A Preferred Stock, whether or not such dividends are earned or declared by the Board of Directors, and will be payable at our option either in cash or in kind (subject to certain share issuance limitations as set forth in the Statement of Designations of the Series A Preferred Stock) on March 31, June 30, September 30 and December 31 of each year. The dividend rate (the "Dividend Rate") on each share of Series A Preferred Stock will be 6% per year on the $10,000 stated value of the Series A Preferred Stock. Commencing after June 30, 2004, for the Series A Preferred Stock still outstanding and not converted to Common Stock, the Dividend Rate will increase each quarter by an additional two percentage points per year, up to a maximum Dividend Rate of 14% per year.

Given the substantial value associated with the warrants and the related BCF, the total dividend attributed to holders of the Series A Preferred Stock during 2002 consisted of the BCF of $7,980,672 ($3,604,962 in the third quarter of 2002 and $4,375,710 in the fourth quarter of 2002) and the stated preferred dividend of 6% totaling $423,618. We consider the quarterly reporting period in which the BCF was recognized to be appropriately excludable from the period of dividend attribution as described in Staff Accounting Bulletin No. 68, "Increasing Rate Preferred Stock" ("SAB 68"), since the third quarter of 2002 already included a disproportionate dividend attribution, due to the BCF on the July 2002 closing we commenced recognition of the implied discount addressed in SAB 68 in the fourth quarter of 2002 and recorded an additional $218,118 of dividends to reflect the SAB 68 discount. Similarly, for the October 2002 closing, no additional dividend was recorded pursuant to SAB 68 as the fourth quarter of 2002 included the BCF for the October 2002 closing. The SAB 68 discount relating to the October 2002 closing will begin to be recorded in the first quarter of 2003. Assuming that the Series A Preferred Stock remains outstanding, we expect the SAB 68 additional dividend to be approximately $1,200,000 in 2003, $1,100,000 in 2004 and $100,000 in 2005.

In addition, in the event that the Series A Preferred Stock becomes subject to mandatory conversion due to the achievement of certain revenue targets by us prior to July 1, 2005 (see our Statement of Designations of the Series A Preferred Stock filed as an Exhibit to the Amendment to our Report on Form 8-K filed on July 31, 2002 and incorporated herein by reference), we will pay an additional dividend equal to the difference between (x) $2,000 per share of Series A Preferred Stock to be converted and (y) the sum of all dividends that have been paid and all accrued but unpaid dividends with respect to each such share.

During the year ended December 31, 2002, we declared dividends of $423,618 on the Series A Preferred Stock. We paid these dividends in-kind by issuing an aggregate of 1,463 shares of our Common Stock.

Common Stock

During 2002, we issued an aggregate 146,311 shares of our Common Stock as payment of dividends to our Series A Preferred Stock shareholders (see above). In addition during the year ended December 31, 2002, we issued 37,835 shares of our Common Stock valued at $69,998 to our non-employee directors in consideration for their services.

During December 2001, we sold 1,125,000 shares of our Common Stock to two investors in a private equity financing. The aggregate consideration we received for these shares consisted of $2,700,000 in cash, plus the surrender and cancellation of outstanding warrants to purchase an aggregate of 1,125,000 shares of our Common Stock held by the two investors.

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Royalty. In this financing, we sold Paul Royalty 2,582,645 shares of Common Stock, which was recorded at its market value of $4,777,893. In March 2002, Paul Royalty exchanged 860,882 shares of our Common Stock (See Note
6).

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

During April 2001, we entered into a Development and Distribution Agreement with Japan Medical Dynamic Marketing, Inc., a Japanese orthopaedic company. In connection with this arrangement, we sold 189,394 shares of Common Stock at $5.28 per share (the fair market value on the date of the transaction) to Japan Medical Dynamic Marketing, Inc., raising net proceeds of $1,000,000.

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

Treasury Stock

As previously discussed above, we sold Paul Royalty a revenue interest and 2,582,645 shares of our Common Stock. Net proceeds of the financing were first allocated to the fair value of the Common Stock on the date of the transaction. Pursuant to the March 2002 Amendment, Paul Royalty surrendered to us 860,882 shares of our Common Stock that it had originally purchased in the October 2001 financing. In exchange, we surrendered our right to receive credits against the revenue interest obligation. The value of the surrendered shares of our Common Stock on March 22, 2002 was $2.26 per share, or $1,945,593 in the aggregate. The March 2002 Amendment also provided for a reduction in the amount required for us to repurchase Paul Royalty's revenue interest, if a repurchase event was to occur. This modification was accounted for as a treasury stock transaction with a decrease to shareholders' equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification. Since this represents a non-monetary transaction, we utilized the fair market value of the Common Stock surrendered to us on March 22, 2002, or $1,945,593, to determine the fair value of the non-monetary consideration. This approach is in accordance with APB 29. The treasury stock was then retired in September 2002.

Equity Compensation Plan

We have an Equity Compensation Plan (the "Plan") that provides for incentive and nonqualified stock options, restricted stock awards and other equity incentives to be granted to key employees, consultants and advisors. The Plan is the only plan under which stock options have been granted, and the Plan has been approved by our Shareholders.

Stock Options

Options are granted with exercise prices equal to or greater than the fair market value of the Common Stock on the date of grant. Generally, incentive stock options become exercisable in equal installments over a four-year period and nonqualified stock options to non-employee consultants are issued fully vested. The options remain exercisable for a maximum period of ten years. As of December 31, 2002, there were 801,331 options available for grant under the plan and 1,832,300 exercisable options outstanding with a weighted average exercise price of $3.50 per share.

For all outstanding options, the weighted average exercise price per share is $3.73 with a weighted average remaining contractual life of approximately eight and three-quarter years. Summary stock option information is as follows:

                                               Exercise       Aggregate
                                    Number     Price Range    Exercise Price
                                  ---------    ------------   --------------
Outstanding, December 31, 1999.   1,587,222    $ 1.00-11.63   $    7,012,720
   Granted.....................     421,100      4.13- 7.95        2,220,783
   Exercised...................    (220,547)     1.00- 4.25         (763,031)
   Canceled....................     (28,325)     4.25-11.12         (195,916)
                                  ---------    ------------   --------------
Outstanding, December 31, 2000.   1,759,450      1.00-11.63        8,274,556
   Granted.....................     816,600      1.70- 5.87        3,222,786
   Exercised...................     (13,350)     1.00- 5.00          (17,925)
   Canceled....................     (91,900)     2.85- 7.95         (555,905)
                                  ---------    ------------   --------------
Outstanding, December 31, 2001.   2,470,800      1.00-11.63       10,923,512
   Granted.....................   1,185,000      1.64- 4.35        3,016,109
   Exercised...................     (35,000)     1.00- 1.70          (42,000)
   Canceled....................    (518,250)     1.85- 5.31       (2,312,814)
                                  ---------    ------------   --------------
Outstanding, December 31, 2002.   3,102,550    $ 1.00-11.63   $   11,584,807
                                  =========    ============   ==============

We apply APB 25 and the related interpretations in accounting for our stock option plans. Under APB 25, compensation cost related to stock options is computed based on the intrinsic value of the stock option at the date of grant, reflected by the difference between the exercise price and the fair value of our Common Stock. Under SFAS No. 123, compensation cost related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. SFAS No. 123 can be applied either by recording the Black-Scholes model value of the options or by continuing to record the APB 25 value and by disclosing SFAS No. 123. We have applied SFAS No. 123 to non-employee option grants by recording, on the date of grant, the Black-Scholes model value, and we have applied the pro forma disclosure requirement of SFAS No. 123 to employee option grants. For the year ended December 31, 2002, we recorded $326,093 of compensation expense related to SFAS No. 123 for our non-employee option grants. The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock option grants in each period.

                                                           Year ended December 31,
                                                 --------------------------------------------
                                                     2002            2001            2000
                                                 -------------   -------------  -------------
Net loss:
    As reported                                  $ (20,292,402)  $ (13,790,419) $ (11,335,349)
       Total stock-based employee
        compensation expense determined under
        the fair value-based method for all
        awards                                      (1,195,826)       (708,929)      (601,630)
                                                 -------------   -------------  -------------
    Pro forma                                    $ (21,488,228)  $ (14,499,348) $ (11,936,979)
                                                 =============   =============  =============
Basic and diluted net loss per share:
    As reported                                  $       (1.00)  $        (.82) $        (.92)
                                                 =============   =============  =============
    Pro forma                                    $       (1.06)  $        (.86) $        (.97)
                                                 =============   =============  =============

The weighted average fair value of the options granted during 2002, 2001 and 2000 is estimated as $1.27, $.87 and $1.98 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 94%, 50% and 50%, risk-free interest rate of 3.0%, 3.3% and 5.0% during 2002, 2001 and 2000, respectively, and dividend yield of zero and an expected life of six years for each of the measurement periods. The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases.

Restricted Stock Award

During 2000, a restricted stock award was made to an employee under which an award for 45,000 shares, then valued at $270,325, was granted subject to vesting. As of December 31, 2001 and 2000, 45,000 and 28,750 shares of Common Stock, respectively, were vested under the award.

Employee Stock Purchase Plan

In November 1998, an Employee Stock Purchase Plan (the "ESPP") was established to provide eligible employees an opportunity to purchase our Common Stock. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase Common Stock. The per share purchase price is 85% of the lower closing price on the first or last trading day of each calendar quarter. The amount that may be offered pursuant to the ESPP is 300,000 shares of our Common Stock. There were 22,824, 32,185 and 9,070 shares purchased under the ESPP during 2002, 2001 and 2000, respectively. As of December 31, 2002, there were 233,189 shares of Common Stock available for purchase under the Plan.

Common Stock Purchase Warrants

In July 2002, in connection with the Series A Preferred Stock financing we sold five-year warrants to purchase 6,154,747 shares of Common Stock at $1.612 per share. Additionally, in July 2002, we issued to the designees of the placement agent for the transaction, five-year warrants to purchase an aggregate 820,633 shares of our Common Stock at $1.706 per share which were valued at $738,570. In connection with this transaction, after obtaining the required shareholder approval in October 2002, we sold on the same terms and conditions as in the July 2002 closing additional warrants to purchase 2,198,125 shares of Common Stock at $1.612 per share. In connection with the October 2002 sale, we issued to the placement agent's designees additional five-year warrants to purchase 293,083 shares of our Common stock at $1.706 per share which were valued at $468,933 (see Preferred Stock and Warrants above).

During 2002, warrants to purchase 547,010 shares of our Common Stock expired unexercised at an exercise price of $4.25 per share.

During 2002, pursuant to a clinical assessment agreement, we issued warrants to purchase an aggregate 110,000 shares of our Common Stock. These warrants have an exercise price of $1.75 per share and an exercise period of five years and were valued at $92,280 using the Black-Scholes model. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In addition, as of December 31, 2002, pursuant to an investment banking agreement with SmallCaps Online Group LLC, as partial payment for financial advisory services rendered, we are obligated to issue warrants to purchase an aggregate 104,000 shares of our Common Stock. These warrants have an exercise price of $4.625 per share and an exercise period of four years. We have recorded the value of these warrants or $227,500 as consulting expense. The issuance of these securities is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

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

Summary Common Stock warrant information as of December 31, 2002 is as follows:

                                   Number of Warrant
            Year of Expiration     Shares Outstanding     Exercise Price Range
            ------------------     ------------------     --------------------
            2003                              653,405            $4.00 - $4.41
            2003                               24,426            $8.60
            2004                               10,000            $6.00
            2005                              113,559            $5.26 - 5.90
            2006                              104,000            $4.625
            2007                            9,576,588            $1.612-1.75
                                   ------------------     --------------------
            Total                          10,481,978            $1.612 -$8.60
                                   ==================     ====================
10.  PRODUCT SALES:

We initiated sales of VITOSS in Europe and the United States in October 2000 and March 2001, respectively. In addition, we initiated IMBIBE sales in the U.S. during October 2001. CORTOSS and ALIQUOT sales were initiated in Europe during December 2001 and May 2002, respectively. For the years ended December 31, 2002, 2001 and 2000, product sales by geographic market were as follows:

                                                        Year Ended December 31
                                            -----------------------------------------------
                                                2002            2001              2000
                                            ------------    ------------      -------------
PRODUCT SALES (excluding BIOGRAN):
      United States                         $  9,689,798    $  3,305,873      $          --
      Outside the United States                  689,407         634,522            207,693
                                            ------------    ------------      -------------
             Total product sales            $ 10,379,205    $  3,940,395      $     207,693
                                            ============    ============      =============

Sales of our dental product, BIOGRAN, were $532,967 during 2000. In March 2000, we sold our BIOGRAN dental grafting product line for $3,900,000 and received proceeds of $3,500,000 with an additional $400,000 held in a restricted cash escrow account. The escrow account was released during 2001.

11.  INCOME TAXES:

We account for income taxes in accordance with an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns.

The components of income taxes are as follows:

                                                         Year Ended December 31
                                            -----------------------------------------------
                                                2002            2001              2000
                                            ------------    ------------      -------------
            Current...................      $         --    $         --      $          --
            Deferred..................        (6,744,448)     (3,105,430)        (1,583,490)
                                            ------------    ------------      -------------
                                              (6,744,448)     (3,105,430)        (1,583,490)
            Valuation allowance.......         6,744,448       3,105,430          1,583,490
                                            ------------    ------------      -------------
                                            $         --    $         --      $          --
                                            ============    ============      =============

The difference between our federal statutory income tax rate and our effective income tax rate is primarily due to the valuation allowance and state income taxes.

Components of our deferred tax asset as of December 31, 2002 and 2001 are as follows:

                                                                        December 31
                                                              -------------------------------
                                                                  2002              2001
                                                              -------------     -------------
Deferred tax assets:
     Net operating loss carryforwards......................   $  16,047,302     $  12,949,311
     Accrued expenses not currently deductible.............       3,785,240           710,023
     Research, patent and organizational costs
      capitalized for tax purposes.........................       8,901,944         7,139,268
     Research and development credit.......................         687,801                --
                                                              -------------     -------------
                                                                 29,422,287        20,798,602
Valuation allowance........................................     (29,422,287)      (20,798,602)
                                                              -------------     -------------
Net deferred tax asset.....................................   $          --     $          --
                                                              =============     =============

SFAS No. 109 requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance against the asset. A valuation allowance has been established against all of our deferred tax assets since the realization of the deferred tax asset is not assured given our history of operating losses. The deferred tax asset includes the cumulative temporary difference related to certain research and patent costs, which have been charged to expense in the accompanying Statements of Operations but have been recorded as assets for federal tax return purposes. These tax assets are amortized over periods generally ranging from 10 to 17 years for federal tax purposes.

As of December 31, 2002, we had $39,097,123 of federal net operating loss carryforwards, which begin to expire in 2009. Our annual utilization of net operating loss carryforwards will be limited pursuant to the Tax Reform Act of 1986, since a cumulative change in ownership over a three-year period of more than 50% occurred as a result of the cumulative issuance of our Common Stock and Common Stock equivalents. We believe, however, that such limitation may not have a material impact on the ultimate utilization of our carryforwards.

12.  COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease office space and equipment under noncancelable operating leases. For the years ended December 31, 2002, 2001 and 2000, lease expense was $493,202, $421,535, and $321,039, respectively. At December 31, 2002, future minimum rental payments under operating leases are as follows:

            2003............                363,358
            2004............                362,568
            2005............                362,585
            2006............                362,586
            2007.........                   319,710
            2008 and thereafter....       1,167,977
                                        -----------
                                        $ 2,938,784
                                        ===========

Revenue Interest Obligation (see Note 6)

Shareholders Equity - Dividends and Deemed Dividends on Series A Preferred Stock (see Note 9)

13.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                   For the Three Months Ended
                                      --------------------------------------------------------------------------------------
                                         March 31           June 30        September 30       December 31         Total
                                      --------------    --------------    --------------     -------------    --------------
2002:
Product sales                         $    1,838,389    $    2,692,513    $    2,811,727     $   3,036,576    $   10,379,205
Gross profit                               1,504,428         2,324,538         2,438,134         2,533,340         8,800,440
Total operating expenses                   4,815,086         5,193,713         5,096,508         5,070,778        20,176,085

Net loss                                  (3,343,354)       (2,961,366)       (2,758,836)       (2,606,388)      (11,669,944)
Dividends paid on Preferred Stock                 --                --           151,890           271,728           423,618
Deemed dividends on Preferred Stock               --                --         3,604,962         4,593,878         8,198,840
Net loss applicable to Common
 Shareholders                             (3,343,354)       (2,961,366)       (6,515,688)       (7,471,994)      (20,292,402)

Net loss per common share,
 basic and diluted                    $         (.16)   $         (.15)   $         (.33)    $        (.36)   $        (1.00)

                                                                    For the Three Months Ended
                                      --------------------------------------------------------------------------------------
                                         March 31          June 30         September 30       December 31         Total
                                      --------------    --------------    --------------     -------------    --------------
2001:

Product sales                         $      226,406    $      953,603    $    1,134,253     $   1,626,133    $    3,940,395
Gross profit                                 207,006           699,965           963,542         1,350,509         3,221,022
Total operating expenses                   3,901,735         4,368,083         4,451,924         4,752,888        17,474,630
Net gain on sale of product line             375,000                --                --                --           375,000
Net loss applicable to Common
 Shareholders                             (3,290,797)       (3,598,486)       (3,456,448)       (3,444,688)      (13,790,419)

Net loss per common share,
 basic and diluted                    $         (.23)   $         (.22)   $         (.20)    $        (.18)   $         (.82)