Form 10-K/A
period 2002-12-31
ORTHOVITA INC
filed 2003-03-31
CIK 913756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

                                (AMENDMENT NO. 1)


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


As of June 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $25,472,947. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the registrant's Common Stock.


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

This amendment to Orthovita's Form 10-K for the fiscal year ended December 31, 2002 amends and modifies the Form 10-K to amend and restate in their entirety
Exhibit 23.1 and the Exhibit Index.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

*10.1   Employment Letter dated as of March 12, 1999 by and between the Company and Dr. Maartin Persenaire (19)

*10.2   Employment Agreement dated as of December 31, 1999 by and between the
Company and David Joseph (10)
*10.3   Addendum to Employment Agreement dated as of January 1, 2002 between the
Company and David S. Joseph (11)
*10.4   Employment Agreement dated as of January 1, 2002 by and between the
Company and Erik M. Erbe (11)

*10.5   Employment Agreement dated as of May 10, 2002 by and between the
Company and Erik M. Erbe (14)
*10.6   Employment Agreement dated as of May 10, 2002 by and between the
Company and Antony Koblish (14)
*10.7   Employment Agreement dated as of May 10, 2002 by and between the
Company and Joseph M. Paiva (14)
*10.8   Change of Control Agreement dated as of April 23, 2001 between the
Company and David McIlhenny (19)

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

10.30 Subscription Agreement dated as of December 20, 2001 between the Company and S.A.C. Capital Associates, LLC (8)

10.31 Subscription Agreement dated as of December 20, 2001 between the Company and SDS Merchant Fund, L.P. (8)

10.32 Preferred Stock and Warrant Purchase Agreement dated as of July 19, 2002 between the Company and the Purchasers named therein (16)
10.33 Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (19)
10.34 Form of Promissory Note relating to Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (19)
21.1    Subsidiaries (19)

23.1    Consent of KPMG LLP (1)

99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
99.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)


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

(19) Previously filed.


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

                                          ORTHOVITA, INC.

Date: March 31, 2003

                                          /s/  ANTONY KOBLISH
                                          By:  Antony Koblish
                                          Chief Executive Officer and President

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

March 31, 2003

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

/s/ Joseph M. Paiva

Joseph M. Paiva
Chief Financial Officer

March 31, 2003

                                                                    Exhibit 23.1


                          Independent Auditors' Consent
                          -----------------------------

The Board of Directors
Orthovita, Inc.


We consent to the incorporation by reference in the Registration Statement (Nos. 333-66681, 333-90981, 333-100034) on Form S-8 and in the Registration
Statement (Nos. 333-47386, 333-59288, 333-84632, 333-88334, 333-100341) on Form
S-3 of Orthovita, Inc. of our report dated February 11, 2003, with respect to the consolidated balance sheet of Orthovita, Inc. as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the year then ended, which report appears in the December 31, 2002 annual report on Form 10-K of Orthovita, Inc.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 31, 2003