Form 10-Q
period 2003-03-31
ORTHOVITA INC
filed 2003-05-14
CIK 913756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________.

Commission File Number 0-24517.

ORTHOVITA, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2694857

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

45 Great Valley Parkway, Malvern, PA	19355

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (610) 640-1775

Not Applicable

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2003

Common Stock, par value $.01 This Report Includes a total of 28 pages	20,835,947 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Notes 2 and 4)	$11,028,754	$15,175,268
Short-term investments (Notes 2 and 4)	3,992,000	3,992,000
Accounts receivable, net of allowance for doubtful accounts of $110,000 and $60,000, respectively	1,757,374	1,621,238
Inventories (Note 3)	2,978,884	2,870,342
Prepaid revenue interest expense (Note 4)	865,323	—
Other current assets	113,551	53,904

Total current assets	20,735,886	23,712,752
PROPERTY AND EQUIPMENT, net	4,756,725	4,896,472
OTHER ASSETS	94,883	94,883

	$25,587,494	$28,704,107

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Current portion of long-term capital lease obligations	$275,725	$252,964
Current portion of notes payable	275,911	308,385
Accounts payable	521,165	676,681
Accrued compensation and related expenses	526,434	882,713
Other accrued expenses	1,423,399	1,674,660

Total current liabilities	3,022,634	3,795,403

LONG-TERM LIABILITIES:
Notes payable	377,624	396,798
Capital lease obligations	81,815	213,502
Other long-term liabilities	83,891	72,891
Revenue interest obligation (Note 4)	7,167,700	7,167,700

Total long-term liabilities	7,711,030	7,850,891

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY (Notes 4 and 5):
Preferred Stock, $.01 par value, 20,000,000 shares authorized, designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, $.01 par value, 2,000 shares authorized, 1,815 and 1,900 shares issued and outstanding	18	19
Common Stock, $.01 par value, 50,000,000 shares authorized, 20,835,947 and 20,239,374 shares issued	208,359	202,394
Additional paid-in capital	99,248,512	98,465,855
Accumulated deficit	(84,940,423)	(81,891,924)
Accumulated other comprehensive income	337,364	281,469

Total shareholders’ equity	14,853,830	17,057,813

	$25,587,494	$28,704,107

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31

	2003	2002

	(Unaudited)
PRODUCT SALES (Note 6)	$3,215,135	$1,838,389
COST OF SALES	507,958	333,961

Gross profit	2,707,177	1,504,428

OPERATING EXPENSES:
General and administrative	1,180,589	1,213,055
Selling and marketing	2,804,139	1,873,291
Research and development	1,111,827	1,728,740

Total operating expenses	5,096,555	4,815,086

Operating loss	(2,389,378)	(3,310,658)
INTEREST EXPENSE	(11,887)	(7,346)
REVENUE INTEREST EXPENSE (Note 4)	(134,677)	(67,738)
INTEREST INCOME	42,797	42,388

NET LOSS	(2,493,145)	(3,343,354)

DIVIDENDS ON PREFERRED STOCK	(555,354)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,048,499)	$(3,343,354)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS PER COMMON SHARE, BASIC AND DILUTED	$(.15)	$(.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,391,509	20,773,190

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(2,493,145)	$(3,343,354)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	287,508	251,741
Provision for doubtful accounts	50,000	—
Common Stock options and warrants issued for services rendered	282,008	27,934
Loss on disposal of property and equipment	11,719	2,528
Changes in operating assets and liabilities:
Increase in -
Accounts receivable	(186,136)	(151,191)
Inventories	(108,542)	(156,055)
Other current assets	(924,970)	(41,486)
Increase (decrease) in -
Accounts payable	(155,516)	(435,741)
Accrued compensation and related expenses	(356,279)	(33,757)
Other accrued expenses	(251,261)	198,406
Other liabilities	11,000	—

Net cash used in operating activities	(3,833,614)	(3,680,975)

INVESTING ACTIVITIES:
Purchases of property and equipment	(159,480)	(271,100)

Net cash used in investing activities	(159,480)	(271,100)

FINANCING ACTIVITIES:
Repayment of notes payable	(51,648)	—
Repayments of capital lease obligations	(108,926)	(135,685)
Costs associated with sale of Preferred Stock and warrants	(69,395)	—
Proceeds from exercise of Common Stock options and Common Stock purchased under the Employee Stock Purchase Plan	20,654	27,219

Net cash used in financing activities	(209,315)	(108,466)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	55,895	37,689

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,146,514)	(4,022,852)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,175,268	12,906,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,028,754	$8,883,705

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
(Unaudited)

1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Orthovita is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic, biologically active, tissue engineering products for restoration of the human skeleton.  Our focus is on developing products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. We incorporated in 1992 and have developed several products to date:

•	VITOSS® Scaffold Synthetic Cancellous Bone Void Filler;

•	IMBIBE™ Bone Marrow Aspirate Syringe used with VITOSS;

•	CORTOSS® Synthetic Cortical Bone Void Filler; and

•	ALIQUOT™ Microdelivery System used with CORTOSS.

In addition, we are developing RHAKOSSTM  Synthetic Bone Spinal Implants.

Our operations are subject to certain risks including but not limited to the need to successfully commercialize VITOSS and IMBIBE in the U.S., and VITOSS, CORTOSS and ALIQUOT outside the U.S. We also need to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and RHAKOSS in the U.S. and Europe. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. We have incurred losses each year since our inception in 1993 and we expect to continue to incur losses for at least the next couple years. As of March 31, 2003, we had an accumulated deficit of $84,940,423. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities for at least the next couple years. We believe that our existing cash, cash equivalents and short-term investments of $15,020,754 as of March 31, 2003 will be sufficient to meet our currently estimated operating and investing requirements at least through the first quarter of 2004.  However, if the bid price per share of our Common Stock is below $3.00 per share for a period of thirty consecutive business days, we will need to raise by the fourth quarter of 2003 more capital than that necessary to fund our operations in order to satisfy Nasdaq National Market’s shareholders’ equity threshold. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock and Preferred Stock or require debt service and/or revenue sharing arrangements. Any such required financing may not be available in amounts or on terms acceptable to us.

Basis of Presentation

Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of financial statements requires that we make assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission, which includes financial statements as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000.  The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly owned subsidiaries. We have eliminated all intercompany balances in consolidation.

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is generally computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock, Common Stock options and warrants; however, Preferred Stock, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2003 and 2002 because they were anti-dilutive due to our losses.

Revenue Recognition

In the U.S., product sales revenue is recognized upon the receipt of a valid order and shipment of the product to the end user customer. Outside the U.S., revenue from product sales is recognized upon the receipt of the product by our distributor customers pursuant to a valid order. We do not allow product returns or exchanges and we have no post-shipment obligations to our customers. In addition, collection of the customers’ receivable balance must be deemed probable. Both our U.S. hospital customers and our distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and sales discounts are not offered. We maintain an accounts receivable allowance for an estimated amount of losses that may result from a customer’s inability to pay for product purchased. If the financial condition of our customers was to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or market value using the first-in first-out basis, or FIFO, method.

Other Accrued Expenses

As of March 31, 2003 and December 31, 2002, other accrued expenses consisted of the following:

	March 31, 2003	December 31, 2002

Distributor commissions payable	$302,316	$293,100
Accrued professional fees	383,786	363,934
Other	737,297	1,017,626

	$1,423,399	$1,674,660

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, “Accounting for Stock-Based Compensation,” (“SFAS No. 148”), we have elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123.

Supplemental Cash Flow Information

During the three months ended March 31, 2003 and 2002, we granted options for the purchase of 110,450 and 20,000 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $282,008 and $27,934, respectively.  In addition during the first quarter of 2003, we issued an aggregate 84,281 shares of our Common Stock valued at $268,521 as payment of dividends to our holders of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (“Series A Preferred Stock”)(see Note 5). In March 2003, 85 shares of Series A Preferred Stock were converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock.

During the three months ended March 31, 2002, we incurred capital lease obligations of $125,000. During the first quarter of 2003, cash paid for interest expense and revenue interest expense was $11,887 and $134,677, respectively. Cash paid for interest expense and revenue interest expense for the three months ended March 31, 2002 was $7,346 and $67,738, respectively.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires the recording of the fair value of an asset retirement obligation as a liability in the period in which the Company would incur the legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. In addition, SFAS No. 143 requires the recording of a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We were required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“Interpretation No. 45”).  Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and, the disclosure requirements are effective for financial statements of interim or annual periods ended after December 15, 2002. We did not have any such guarantees during the year ended December 31, 2002 or the three months ended March 31, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ended after December 15, 2002 and are included elsewhere in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“Interpretation No. 46”).  Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 is applied to the enterprise no later than the beginning of the first annual reporting period beginning after June 15, 2003. The application of Interpretation No. 46 is not expected to have a material effect on our financial statements.

2.     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2003 and December 31, 2002, we invested all excess cash in cash equivalents and short-term investments; however, if long-term investments are held, such investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of March 31, 2003 and December 31, 2002, short-term investments consist of certificates of deposits.

As of March 31, 2003, cash, cash equivalents and short-term investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

Cash and cash equivalents	$11,028,754	$—	$—	$11,028,754
Short-term investments	3,992,000	—	—	3,992,000

	$15,020,754	$—	$—	$15,020,754

3.     INVENTORIES:

As of March 31, 2003 and December 31, 2002, inventories consisted of the following:

	March 31, 2003	December 31, 2002

Raw materials	$220,241	$261,500
Work-in-process	1,296,071	1,591,894
Finished goods.	1,462,572	1,016,888

	$2,978,884	$2,870,342

4.     REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”). In this financing, we sold Paul Royalty a revenue interest and 2,582,645 shares of our Common Stock. On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the revenue interest of $1,945,593. Pursuant to the March 2002 Amendment, Paul Royalty surrendered to us 860,882 shares of our Common Stock that it had originally purchased in the October 2001 financing. In exchange, we surrendered our right to receive credits against the revenue interest obligation. The value of the surrendered shares of our Common Stock on March 22, 2002 was $2.26 per share, or $1,945,593 in the aggregate.

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

Revenue interest expense of $134,677 and $67,738 has been recorded for the three months ended March 31, 2003 and 2002, respectively. The revenue interest under this agreement is treated as interest expense in accordance with Emerging Issues Task Forces Issues No. 88-18, “Sales of Future Revenue” (“EITF 88-18”). The products that are subject to the revenue interest have only recently been approved and marketed or are still under development. For these reasons, as of March 31, 2003 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Future sales from VITOSS in the U.S. and VITOSS and CORTOSS in Europe, our approved products, are difficult to estimate. RHAKOSS is under development with human clinical trials initiated in Europe in April 2002. We have initiated, or plan to initiate, human clinical trials for CORTOSS and RHAKOSS in the U.S. There is no assurance that the data from these clinical trials will result in obtaining the necessary approval to sell CORTOSS in the U.S. or RHAKOSS in either the U.S. or Europe. Even if such approval is obtained, future revenue levels, if any, are difficult to estimate. Accordingly, given these uncertainties, to-date and for the foreseeable future, we will charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. We will continue to monitor our product sales levels. Once we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method and the obligation will be reduced as principal payments are made.

Beginning in 2003, and during the term of the revenue interest agreement, we are required contractually to make advance payments of revenue interest at the beginning of each year. Accordingly in January 2003, we paid to Paul Royalty the required $1,000,000 advance payment in respect of net sales of our VITOSS and CORTOSS products. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that period, with any excess advance payments to be refunded to us shortly after the end of the year. For the three months ended March 31, 2003, Paul Royalty earned $134,677 of the $1,000,000 advance payment made to them and the remaining $865,323 of the advance payment was recorded in prepaid revenue interest expense on the accompanying consolidated balance sheets. The amount of the advance payment increases to $2,000,000 in 2004, and further increases to $3,000,000 in the years 2005 through 2016.

Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe, and the 12% revenue interest we pay to Vita Licensing, Inc., our wholly-owned subsidiary, on the sales of our products (collectively, the “Pledged Assets”). We are also required to maintain:

• cash and cash equivalent balances equal to or greater than the product of (i) 1.5 and (ii) total operating losses, net of non-cash charges, for the preceding fiscal quarter; and

•     total shareholders’ equity of at least $8,664,374; provided, however, that under the provisions of the agreement with Paul Royalty, when calculating shareholders’ equity for the purposes of the financial covenants, the revenue interest obligation is included in shareholders’ equity.

As of March 31, 2003 and December 31, 2002, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest.

In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Paul Royalty’s right to require us to repurchase its revenue interest:

• a judicial decision that has a material adverse effect on our business, operations, assets or financial condition;
• the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments;
• a voluntary or involuntary bankruptcy that involves us or our wholly owned subsidiary, Vita Special Purpose Corp.;
• our insolvency;
• a change in control of our company; and

•     the breach of a representation, warranty or certification made by us in the agreements with Paul Royalty that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice thereof from Paul Royalty.

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs.  If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of March 31, 2003, we would have owed Paul Royalty $12,643,815.

If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy.  Paul Royalty could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding.  No repurchase events or foreclosures have occurred as of March 31, 2003.  In the event that we repurchased Paul Royalty’s revenue interest, Paul Royalty would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest transaction.

If we know that we will not be in compliance with our covenants under the Paul Royalty agreement, we will be required to adjust the revenue interest obligation to equal the amount required to repurchase Paul Royalty’s revenue interest. As of March 31, 2003, we do not expect to fall out of compliance in the foreseeable future with the covenants and terms of the revenue interest obligation.

5.     SHAREHOLDERS’ EQUITY:

Preferred Stock and Warrants

In July and October 2002, we sold an aggregate of 1,900 shares of Series A Preferred Stock at $10,000 per share together with five-year warrants to purchase 8,352,872 shares of Common Stock at $1.612 per share, for net cash proceeds of $17,267,955. The 1,900 shares of Series A Preferred Stock were convertible into 11,137,163 shares of our Common Stock. In March 2003, 85 shares of Series A Preferred Stock were voluntarily converted to 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock. As of March 31, 2003, the 1,815 outstanding shares of Series A Preferred Stock are convertible into 10,638,922 shares of our Common Stock. Additionally, we issued to the designees of the placement agent for the transaction, five-year warrants to purchase an aggregate 1,113,716 shares of our Common Stock at $1.706 per share which were valued at $1,207,503.

Upon the occurrence of each of the following events, each holder of Series A Preferred Stock can require us to redeem each share of Series A Preferred Stock held by such holder for cash in an amount equal to (i) $11,000 plus (ii) any accrued and unpaid dividend payments:

•

our failure or refusal to convert any shares of the Series A Preferred Stock in accordance with the terms thereof, or our material breach of any other term or provision of the terms of the Preferred Stock;

•	any breach of any warranty or representation made by us as of the date of the Series A Preferred Stock Purchase Agreement that is reasonably likely to have a material adverse effect on Orthovita; or

•	any breach by us of any covenant or other provision of the Series A Preferred Stock Purchase Agreement that is reasonably likely to have a material adverse effect on Orthovita.

Dividends and Deemed Dividends on Series A Preferred Stock

As all of the redemption features are within our control, the Series A Preferred Stock is classified within shareholders’ equity on the consolidated balance sheets. Dividends on the Series A Preferred Stock accrue and are cumulative from the date of issuance of the Series A Preferred Stock, whether or not such dividends are earned or declared by the Board of Directors, and will be payable at our option either in cash or in kind (subject to certain share issuance limitations as set forth in the Statement of Designations of the Series A Preferred Stock) on March 31, June 30, September 30 and December 31 of each year. The dividend rate (the “Dividend Rate”) on each share of Series A Preferred Stock will be 6% per year on the $10,000 stated value of the Series A Preferred Stock. Commencing after June 30, 2004, for the Series A Preferred Stock still outstanding and not converted to Common Stock, the Dividend Rate will increase each quarter by an additional two percentage points per year, up to a maximum Dividend Rate of 14% per year.

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

During the three months ended March 31, 2003, we declared dividends of $268,521 on the Series A Preferred Stock. We paid these dividends in-kind by issuing an aggregate of 84,281 shares of our Common Stock. Additionally, we recognized the implied discount addressed in Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock” (“SAB 68”). The SAB 68 additional dividend for the period ended March 31, 2003 was $286,833.

Stock Options

During the three months ended March 31, 2003 and 2002, stock options to purchase 11,250 and 10,000 shares of Common Stock were exercised for proceeds of $13,512 and $17,000, respectively. Additionally, during the three months ended March 31, 2003 and 2002, we granted stock options for the purchase of 110,450 and 20,000 shares of Common Stock with various exercise prices to certain consultants which when using the Black-Scholes model were valued at $282,008 and $27,934, respectively.  These options were for services rendered and were fully vested on the date of grant.

We apply No. APB 25 and the related interpretations in accounting for our stock option plans. Under No. APB 25, compensation cost related to stock options is computed based on the intrinsic value of the stock option at the date of grant, reflected by the difference between the exercise price and the fair value of our Common Stock. Under SFAS No. 123, compensation cost related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. SFAS No. 123 can be applied either by recording the Black-Scholes model value of the options or by continuing to record the No. APB 25 value and by disclosing SFAS No. 123. We have applied SFAS No. 123 to non-employee option grants by recording, on the date of grant, the Black-Scholes model value, and we have applied the pro forma disclosure requirement of SFAS No. 123 to employee option grants. The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock options in each period.

	Three months ended March 31,

	2003	2002

Net loss:
As reported	$(3,048,499)	$(3,343,354)
Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(197,721)	(552,792)

Pro forma	$(3,246,220)	$(3,896,146)

Basic and diluted net loss per share:
As reported	$(.15)	$(.16)

Pro forma	$(.16)	$(.19)

The weighted average fair value of the options granted during the three months ended March 31, 2003 and 2002, is estimated as $2.32 and $1.56 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.80% and 3.12% during the three months ended March 31, 2003 and 2002, respectively; volatility of 94% and 50%; dividend yield of zero; and an expected life of six years for each of the measurement periods. The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the Common Stock increases or decreases.

Employee Stock Purchase Plan

During the three months ended March 31, 2003 and 2002, 2,801 and 4,907 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $7,142 and $10,219, respectively.

Common Stock Purchase Warrants

During the three months ended March 31, 2003, warrants to purchase 626,144 shares of our Common Stock expired unexercised, at exercise prices ranging from $4.00 to $4.41 per share.

Summary Common Stock warrant information as of March 31, 2003 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range

April 2003	27,261	$4.00 - $4.20
June 2003	24,426	$8.60
2004	10,000	$6.00
2005	113,559	$5.26 - 5.90
2006	104,000	$4.625
2007	9,576,588	$1.612-1.75

Total	9,855,834	$1.612 -$8.60

6.     PRODUCT SALES:

For the years three months ended March 31, 2003 and 2002, product sales by geographic market were as follows:

	For the three months ended

	March 31, 2003	March 31, 2002

United States	$2,995,474	$1,665,778
Outside the United States	219,661	172,611

Total product sales	$3,215,135	$1,838,389

7.     COMMITMENTS AND CONTINGENCIES:

Revenue Interest Obligation (see Note 4)

Shareholders Equity – Dividends and Deemed Dividends on Series A Preferred Stock (see Note 5)

In March 2003, we entered into an agreement with Kensey Nash Corporation to jointly develop and commercialize new biomaterials-based spine products. Kensey Nash will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product worldwide. Following the approval, if any, of a new product under the agreement, we will have obligations to achieve minimum sales levels for such approved product, make royalty payments to Kensey Nash based on the net sales of such product and pay Kensey Nash for manufacturing the product.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical facts or statements of current conditions, our disclosure and analysis in this Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, future financing and liquidity, adding direct sales representatives, the amount of dividends payable to our preferred shareholders, the adequacy of available resources and other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements in this Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, demand and market acceptance of our products, and the other risk factors addressed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risks Related to Our Business” section of our Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the U.S. Securities and Exchange Commission (the “SEC”). In addition, our performance and financial results could differ materially from those reflected in the forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopaedic and medical device industries.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Unless the context indicates otherwise, the terms “Orthovita,” “Company,” “we,” “us” or “our” herein refers to Orthovita, Inc. and, where appropriate, one or more of its subsidiaries.

GENERAL DEVELOPMENT OF OUR BUSINESS

Orthovita is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic, biologically active, tissue engineering products for restoration of the human skeleton.  Our focus is on developing products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. We incorporated in 1992 and have developed several products to date:

•	VITOSS® Scaffold Synthetic Cancellous Bone Void Filler;

•	IMBIBE™ Bone Marrow Aspirate Syringe used with VITOSS;

•	CORTOSS® Synthetic Cortical Bone Void Filler; and

•	ALIQUOT™ Microdelivery System used with CORTOSS.

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

Information regarding our product sales by geographic market for the three months ended March 31, 2003 and 2002 is included in Note 6 (Product Sales) to the consolidated financial statements, which is elsewhere in this report on Form 10-Q.

We have assembled a network of commissioned sales agencies in the U.S. in order to market VITOSS and IMBIBE. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and ALIQUOT. If Japan Medical Dynamic Marketing, Inc. is successful in obtaining clearance to market VITOSS it will distribute, market and sell VITOSS in Japan.

We market and sell our products for only the indication(s) or use(s) that have received regulatory approval.

In August 2002, we entered into a supply agreement with BioMimetic Pharmaceutical Inc. (“BioMimetic”) that allows BioMimetic to use its recombinant human platelet derived growth factor (“rhPDGF”) in combination with our proprietary VITOMATRIX™ particulate synthetic scaffold biomaterial.  Under the agreement, we will supply our proprietary calcium phosphate biomaterial to BioMimetic for its clinical and commercial use in conjunction with rhPDGF.  The agreement provides that, upon obtaining the requisite regulatory approvals, BioMimetic will market and sell the combined product, which is currently distributed for investigational use, in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

In March 2003, we entered into an agreement with Kensey Nash Corporation to jointly develop and commercialize new biomaterials-based spine products. The new products to be developed under this agreement will be based on our proprietary VITOSS bone void filler material in combination with proprietary Kensey Nash biomaterials. The intent of the agreement is to develop new products that can be brought to market through the 510(k) regulatory process. Kensey Nash will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product worldwide. Following the approval, if any, of a new product under the agreement, we will have obligations to achieve minimum sales levels for such approved product, make royalty payments to Kensey Nash based on the net sales of such product and pay Kensey Nash for manufacturing the product.

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

Critical Accounting Policies

The critical accounting policies which, we believe, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2002. There have not been any changes to our significant accounting policies during the three months ended March 31, 2003.

Certain Risks Related to Our Business

Specific risks, to which our performance and financial results are subject, are detailed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our stock. Cash and cash equivalents were $11,028,754 and $15,175,268 at March 31, 2003 and December 31, 2002, respectively. We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds.

The following is a summary of selected cash flow information:

	Three Months Ended March,

	2003	2002

Net cash used in operating activities	$(3,833,614)	$(3,680,975)

Net cash used in investing activities	(159,480)	(271,100)

Net cash used in financing activities	(209,315)	(108,466)

Effects of exchange rate changes on cash and cash equivalents	55,895	37,689

Net cash used in operating activities

Operating Cash Inflows –

Operating cash inflows for the three months ended March 31, 2003 have been derived from VITOSS and IMBIBE product sales in the U.S. and VITOSS, CORTOSS, and ALIQUOT product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and short-term investments.

Operating cash inflows for the first quarter of 2002 were derived from VITOSS and IMBIBE product sales in the U.S. and VITOSS and CORTOSS product sales outside the U.S. We also received cash inflows from interest income on cash equivalents and short-term investments.

Operating Cash Outflows –

Our operating cash outflows for the three months ended March 31, 2003 have primarily been used for development, pre-clinical and clinical activities in preparation for regulatory filings of our products in development. In addition, funds have been used for the production of inventory and payment of sales commissions related to VITOSS and IMBIBE. Additionally for the three months ended March 31, 2003, we paid a contractually required advance payment of $1,000,000 to Paul Royalty. Of the $1,000,000 paid to Paul Royalty, $134,677 was earned and the balance of $865,323 was included in prepaid revenue interest expense on the accompanying consolidated balance sheets.

Our operating cash outflows for the three months ended March 31, 2002 were primarily used for development, manufacturing scale-up qualification, pre-clinical and clinical activities in preparation for regulatory filings of our products in development. In addition, funds were used for the production of inventory, increase in sales and marketing staffing, development of marketing materials and payment of sales commissions related to the commercialization of VITOSS and CORTOSS products.

Operating Cash Flow Requirements Outlook –

We do not expect to receive FDA approval for the sale of CORTOSS and RHAKOSS in the U.S. for the next several years, if at all. Accordingly, we expect to focus our efforts on sales growth under our VITOSS product line during that period through the extension of product configurations under our VITOSS product line, continued training and education of surgeons and improvements to our distribution channels. In addition, although we believe that we have fully built our sales management team, in an effort to further accelerate the growth of sales in future quarters, we may seek to add direct sales representatives to our organization for those open territories in the U.S. where we do not currently have an independent sales agency. Our efforts to grow sales and reduce our losses are subject to certain risks related to our business, which are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the caption “Certain Risks Related to Our Business.” Accordingly, we do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating activities.

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

There may be future quarterly fluctuations in spending. We expect sales commission expense may increase at a higher rate in 2003 than any increase in VITOSS product sales in the U.S. due to an enhanced commission plan for our U.S. sales agencies. In addition, we expect increases in the use of cash to fund receivables and inventory for VITOSS product line extensions. We also expect to continue to use cash, cash equivalents and short-term investments during 2003 in operating activities associated with research and development, including product development for our VITOSS product line extensions, clinical trials in the U.S. for CORTOSS and RHAKOSS, and marketing activities in support of our other products under development as well as the associated marketing and sales activities with VITOSS and IMBIBE in the U.S. and VITOSS, CORTOSS and ALIQUOT outside the U.S.

We expect our dividends, which may be paid in cash or with shares of the Company’s Common Stock, will increase in future years. The dividend rate on each share of Series A Preferred Stock is 6% per year on the $10,000 stated value of the Series A Preferred Stock. However, commencing after June 30, 2004, for the Series A Preferred Stock still outstanding and not converted into Common Stock, the dividend rate will increase each quarter by an additional two percentage points, up to a maximum dividend rate of 14% per year. To date, these dividends have been paid in shares with the Company’s Common Stock. In addition, in the event that the Series A Preferred Stock becomes subject to mandatory conversion due to our achievement of certain revenue targets prior to July 1, 2005, we will pay an additional dividend, in either cash or with shares of the Company’s Common Stock, equal to the difference between (x) $2,000 per share of Series A Preferred Stock to be converted and (y) the sum of all dividends that have been paid and all accrued but unpaid dividends with respect to each such share.

Finally, we have entered into and may enter additional financing arrangements where we pay revenue sharing amounts on the sales of certain products. Revenue sharing arrangements can increase expenses related to the sale of our products. In March 2003, we entered into an agreement with Kensey Nash Corporation to jointly develop and commercialize new biomaterials-based spine products. Kensey Nash will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product worldwide. Following the approval, if any, of a new product under the agreement, we will have obligations to achieve minimum sales levels for such approved product, make royalty payments to Kensey Nash based on the net sales of such product and pay Kensey Nash for manufacturing the product.

In addition, beginning in 2003, and during the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the required $1,000,000 advance payment in respect of net sales of our VITOSS and CORTOSS products. The amount of the advance payment increases to $2,000,000 in 2004, and further increases to $3,000,000 in the years 2005 through 2016. While we believe that we will have sufficient cash at the end of 2003 to make the required $2,000,000 advance payment to Paul Royalty during 2004, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2005 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that period, with any excess advance payments to be refunded to us shortly after the end of the year.

Net cash used in investing activities

We have invested $159,480 and $271,100 for the three months ended March 31, 2003 and 2002, respectively, primarily for the purchase of leasehold improvements, manufacturing equipment and research and development equipment in order to further expand our product development and manufacturing capabilities.

Investing Cash Outlook -

We expect the rate at which we invest funds in 2003 related to the purchase of capital equipment to be relatively stable compared to 2002.

Net cash used in financing activities

During the first three months of 2003 and 2002, we received $20,654 and $27,219, respectively, from stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan. In addition, $108,926 and $135,685 were used to repay capital lease obligations during the first three months of 2003 and 2002, respectively. Also, during the three months ended March 31, 2003, $51,648 was used for the repayment of notes payable and $69,395 was used for costs associated with the sale of Series A Preferred Stock and warrants.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as well as the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next several years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe our existing cash, cash equivalents and short-term investments of $15,020,754 as of March 31, 2003 will be sufficient to meet our currently estimated operating and investing requirements at least through the first quarter of 2004. If the bid price per share of our Common Stock is below $3.00 per share for a period of thirty consecutive business days, we will need to raise by the fourth quarter of 2003 more capital than that is necessary to fund our operations in order to satisfy Nasdaq National Market’s shareholders’ equity threshold. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock and Preferred Stock or require debt service and/or revenue sharing arrangements. Any such required financing may not be available in amounts or on terms acceptable to us.

Commitments and Contingencies

Our commitments and contingencies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes to our commitments and contingencies during the first quarter of 2003.

Results of Operations

This section should be read in conjunction with the more detailed discussion under ‘‘Liquidity and Capital Resources.’’ As described therein, we expect to continue to incur significant operating losses in the future as we continue our product development efforts. A summary of net product sales and expenses for the three months ended March 31, 2003 and 2002, are as follows:

	Three Months Ended March 31,		% Increase (Decrease) 2003 vs. 2002

	2003	2002

Product Sales	$3,215,135	$1,838,389	75%

Gross Profit	2,707,177	1,504,428	80

General and administrative	1,180,589	1,213,055	(3)
Selling and marketing	2,804,139	1,873,291	50
Research and development	1,111,827	1,728,740	(36)

Total Operating Expenses	5,096,555	4,815,086	6

Other Expense	(103,767)	(32,696)	217

Net loss	(2,493,145)	(3,343,354)	(25)

Dividends on Preferred Stock	555,354	—	100

Net loss applicable to common shareholders	$(3,048,499)	$(3,343,354)	(9)

Product Sales. Product sales for the three months ended March 31, 2003, were $3,215,135 compared to $1,838,389 for the three months ended March 31, 2002. Product sales for 2003 and 2002 consisted primarily of VITOSS and IMBIBE sales in the U.S., with additional VITOSS, CORTOSS and ALIQUOT sales being realized in Europe.

Gross Profit. Our gross profit for the three months ended March 31, 2003 and 2002 was $2,707,177 and $1,504,428, respectively, or 84% and 82% of product sales, respectively. The improved gross profit margin for 2003 in comparison to 2002 is a result of a higher proportion of sales from the U.S. during 2003 where the average selling price is higher in comparison to outside of the U.S.

Operating Expenses.  Operating expenses for the three months ended March 31, 2003 were $5,096,555 as compared to $4,815,086 for the same period in 2002. General & administrative expenses of $1,180,589 for the three months ended March 31, 2003, were comparable to the $1,213,055 incurred during the same period in 2002. Selling & marketing expenses of $2,804,139 for the three-month period ended March 31, 2003 increased $930,848 over the $1,873,291 incurred during the comparable period last year. Approximately half of the increase in selling and marketing expenses was due to increased commissions paid to the independent sales agencies in the U.S. as a result of higher product sales and enhancements made to the independent sales agencies’

commission plans, and the other half was due to headcount additions as we completed building our sales management team in support of growing U.S. product sales. Research & development expenses decreased $616,913 to $1,111,827 for the three months ended March 31, 2003 as compared to the $1,728,740 incurred during the same period in 2002 due to the completion of process development activities primarily related to the commercial scale manufacturing of CORTOSS.

Other expense.  Net other expense includes interest income, interest expense and revenue interest expense. We recorded $103,767 and $32,696 of net other expense for the three months ended March 31, 2003 and 2002, respectively. The increase in net other expense between 2003 and 2002 is attributed to higher revenue interest expense incurred as a result of the arrangement with Paul Royalty.

Net Loss.  As a result of the foregoing factors, our net loss for the three months ended March 31, 2003 and 2002 was $2,493,145 and $3,343,354, respectively.

Dividends on Preferred Stock.    For the three months ended March 31, 2003, dividends declared of $268,521 were paid in Common Stock to holders of our Series A Preferred Stock. In addition for the quarter ended March 31, 2003, we recorded $286,833 to recognize the implied discount as it relates to the increasing dividend rate applicable to the Series A Preferred Stock for periods beginning after June 30, 2004 in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock”.

Net Loss Applicable to Common Shareholders.   The net loss applicable to common shareholders for the three months ended March 31, 2003 was $3,048,499, or $.15 per common share, on 20,391,509 weighted average common shares outstanding as compared to a net loss applicable to common shareholders for the three months ended March 31, 2002 of $3,343,354, or $0.16 per common share, on 20,773,190 weighted average common shares outstanding.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The functional currency for our European branch operation is the Euro. Accordingly, in accordance with SFAS No. 52, “Foreign Currency Translation,” all assets and liabilities related to this operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated in a separate component of shareholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments. Interest rate changes would result in unrealized gains or losses in the market value of the short-term investments due to differences between the market interest rates and rates at the inception of the short-term investment.

As of March 31, 2003 and December 31, 2002, our investments consisted primarily of fully insured bank certificates of deposit. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of Orthovita’s disclosure controls and procedures within 90 days prior to the filing date of this quarterly report was carried out by Orthovita under the supervision and with the participation of Orthovita’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are functioning effectively to provided reasonable assurance that all information required to be disclosed by Orthovita in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company, have been detected. Subsequent to the date of the most recent evaluation of Orthovita’s internal controls, there were no significant changes in Orthovita’s internal controls or in factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On March 11, 2003, the Company filed a Form 8-K under Item 5, reporting that the Company appointed Mary Paetzold to its Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

May 14, 2003	By:	/s/ ANTONY KOBLISH

Antony Koblish
Chief Executive Officer and President (Principal executive officer)

May 14, 2003	By:	/s/ JOSEPH M. PAIVA

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTONY KOBLISH

Antony Koblish
President and Chief Executive Officer
May 14, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH M. PAIVA

Joseph M. Paiva
Chief Financial Officer
May 14, 2003