Form 10-Q
period 2003-06-30
ORTHOVITA INC
filed 2003-08-13
CIK 913756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003.

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ____________ to ____________.

Commission File Number  0-24517.

ORTHOVITA, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2694857 (I.R.S. Employer Identification Number)

45 Great Valley Parkway, Malvern, PA (Address of Principal Executive Offices)	19355 (Zip Code)

Registrant’s Telephone Number, Including Area Code  (610) 640-1775

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

Yes ☐ No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class Common Stock, par value $.01	Outstanding as of August 12, 2003 39,776,747 Shares

This Report Includes a total of 34 pages

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,008,718	$15,175,268
Short-term investments	3,992,000	3,992,000
Accounts receivable, net of allowance for doubtful accounts of $125,551 and $60,000, respectively	2,037,030	1,621,238
Inventories	2,999,830	2,870,342
Prepaid revenue interest expense	711,196	—
Other current assets	69,594	53,904

Total current assets	24,818,368	23,712,752
PROPERTY AND EQUIPMENT net	4,582,324	4,896,472
OTHER ASSETS	94,883	94,883

	$29,495,575	$28,704,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term capital lease obligations	$230,652	$252,964
Current portion of notes payable	257,340	308,385
Accounts payable	552,904	676,681
Accrued compensation and related expenses	553,413	882,713
Other accrued expenses	1,918,397	1,674,660

Total current liabilities	3,512,706	3,795,403

LONG-TERM LIABILITIES:
Capital lease obligations	69,037	213,502
Notes payable	310,554	396,798
Other long-term liabilities	79,409	72,891
Revenue interest obligation	7,167,700	7,167,700

Total long-term liabilities	7,626,700	7,850,891

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred Stock, $.01 par value, 20,000,000 shares authorized, designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, $.01 par value, 2,000 shares authorized, 307 and 1,900 shares issued and outstanding	3	19
Common Stock, $.01 par value, 100,000,000 shares authorized, 31,908,627 and 20,239,374 shares issued	319,086	202,394
Additional paid-in capital	105,450,832	98,465,855
Accumulated deficit	(87,788,858)	(81,891,924)
Accumulated other comprehensive income	375,106	281,469

Total shareholders’ equity	18,356,169	17,057,813

	$29,495,575	$28,704,107

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

	(Unaudited)
PRODUCT SALES	$3,686,302	$2,692,513	$6,901,437	$4,530,902
COST OF SALES	609,877	367,975	1,117,835	701,936

Gross Profit	3,076,425	2,324,538	5,783,602	3,828,966

OPERATING EXPENSES:
General and administrative	931,098	1,265,732	2,111,687	2,478,787
Selling and marketing	3,140,972	2,271,906	5,945,111	4,145,197
Research and development	1,135,694	1,656,075	2,247,521	3,384,815

Total operating expenses	5,207,764	5,193,713	10,304,319	10,008,799

Operating loss	(2,131,339)	(2,869,175)	(4,520,717)	(6,179,833)
INTEREST EXPENSE	(25,219)	(18,582)	(37,106)	(25,928)
REVENUE INTEREST EXPENSE	(154,127)	(102,863)	(288,804)	(170,601)
INTEREST INCOME	26,286	29,254	69,083	71,642

NET LOSS	(2,284,399)	(2,961,366)	(4,777,544)	(6,304,720)
DIVIDENDS PAID ON PREFERRED STOCK	—	—	(268,521)	—
DEEMED DIVIDENDS ON PREFERRED STOCK	(564,036)	—	(850,869)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,848,435)	$(2,961,366)	$(5,896,934)	$(6,304,720)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS PER COMMON SHARE, BASIC AND DILUTED	$(.13)	$(.15)	$(.28)	$(.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	21,402,069	20,012,392	20,899,400	20,392,791

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(4,777,544)	$(6,304,720)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	575,059	593,973
Provision for doubtful accounts	65,551	—
Common Stock options and warrants issued for services rendered	388,464	98,721
Loss on disposal of property and equipment	23,592	4,473
Changes in operating assets and liabilities:
( Increase) decrease in -
Accounts receivable	(481,343)	(542,675)
Inventories	(129,488)	(611,565)
Prepaid revenue interest expense	(711,196)	—
Other current assets	(15,690)	(57,626)
Other assets	—	6,351
Increase (decrease) in -
Accounts payable	(123,777)	(517,899)
Accrued compensation and related expenses	(329,300)	(98,426)
Other accrued expenses	243,737	544,184
Other liabilities	6,518	—

Net cash used in operating activities	(5,265,417)	(6,885,209)

INVESTING ACTIVITIES:
Purchases of property and equipment	(284,503)	(419,649)

Net cash used in investing activities	(284,503)	(419,649)

FINANCING ACTIVITIES:
Repayment of notes payable	(137,289)	—
Repayments of capital lease obligations	(166,777)	(265,951)
Costs associated with sale of Preferred Stock and warrants	(124,404)	—
Proceeds from sales of Common Stock and warrants, net	5,645,148	—
Proceeds from exercise of Common Stock options and Common Stock purchased under the Employee Stock Purchase Plan	73,055	37,162

Net cash provided by (used in) financing activities	5,289,733	(228,789)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	93,637	202,101

NET DECREASE IN CASH AND CASH EQUIVALENTS	(166,550)	(7,331,546)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,175,268	12,906,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,008,718	$5,575,011

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

In addition, we are developing RHAKOSS™ Synthetic Bone Spinal Implants.

Our operations are subject to certain risks including but not limited to the need to successfully commercialize VITOSS and IMBIBE in the U.S., and VITOSS, CORTOSS and ALIQUOT outside the U.S. We also need to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and RHAKOSS in the U.S. and Europe. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. We have incurred losses each year since our inception in 1993 and we expect to continue to incur losses for at least the next couple years. As of June 30, 2003, we had an accumulated deficit of $87,788,858. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities for at least the next couple years. We believe that our existing cash, cash equivalents and short-term investments of $19,000,718 as of June 30, 2003, together with the gross proceeds of approximately $7,500,000 received during July 2003 from the sale of Common Stock and warrants (see Note 5), will be sufficient to meet our currently estimated operating and investing requirements through at least the end of 2004. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or revenue sharing arrangements. Any such financing may not be available in amounts or on terms acceptable to us.

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

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is generally computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock and Common Stock options and warrants. However, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three and six months ended June 30, 2003 and 2002 because they were anti-dilutive due to our losses.

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

Allowance for Doubtful Accounts

We maintain an accounts receivable allowance for an estimated amount of losses that may result from a customer’s inability to pay for product purchased. We analyze accounts receivable and historical bad debts, customer concentrations and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers was to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or market value using the first-in first-out basis, or FIFO, method.

Other Accrued Expenses

As of June 30, 2003 and December 31, 2002, other accrued expenses consisted of the following:

	June 30, 2003	December 31, 2002

Distributor commissions payable	$402,316	$293,100
Accrued professional fees	437,550	363,934
Placement agent fee payable	461,931	—
Other	616,600	1,017,626

	$1,918,397	$1,674,660

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, “Accounting for Stock-Based Compensation,” (“SFAS No. 148”), we have elected to continue to apply the intrinsic-value-based method of accounting under APB No. 25, and adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock options in each period.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(2,848,435)	$(2,961,366)	$(5,896,934)	$(6,304,720)
Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(80,324)	(206,422)	(288,001)	(759,214)

Pro forma	$(2,928,759)	$(3,167,788)	$(6,184,935)	$(7,063,934)

Basic and diluted net loss per share:
As reported	$(.13)	$(.15)	$(.28)	$(.31)

Pro forma	$(.14)	$(.16)	$(.30)	$(.35)

The weighted average fair value of the options granted during the three and six months ended June 30, 2003 is estimated as $2.32 and $2.76 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.98% and 2.80% during the three and six months ended June 30, 2003, respectively; volatility of 94%; dividend yield of zero; and an expected life of six years for each of the measurement periods.

In comparison, the weighted average fair value of the options granted during the three and six months ended June 30, 2002 is estimated as $1.18 and $1.43 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.19% and 4.45% during the three and six months ended June 30, 2002, respectively; volatility of 94%; dividend yield of zero; and an expected life of six years for each of the measurement periods.

The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the Common Stock increases or decreases.

Supplemental Cash Flow Information

During the three and six months ended June 30, 2003, we granted options for the purchase of 39,500 shares and 149,950 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $106,456 and $388,464, respectively. In comparison, during the three and six months ended June 30, 2002, we issued stock options for the purchase of 55,800 shares and 75,800 shares of Common

Stock with various exercise prices to certain vendors in consideration for services valued at $70,787 and $98,721, respectively.

In addition during the first quarter of 2003, we issued an aggregate 84,281 shares of our Common Stock valued at $268,521 as payment of dividends to our holders of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (“Series A Preferred Stock”) (see Note 5).

During the six months ended June 30, 2002, we incurred capital lease obligations of $125,000.

During the six months ended June 30, 2003 and 2002, cash paid for interest expense was $37,106 and $25,928, respectively.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of the consolidated balance sheets. For the three and six months ended June 30, 2003 and 2002, comprehensive loss was:

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Net loss applicable to common shareholders	$(2,848,435)	$(2,961,366)	$(5,896,934)	$(6,304,720)
Foreign currency translation	37,742	164,412	93,637	202,101

Comprehensive loss	$(2,810,693)	$(2,796,954)	$(5,803,297)	$(6,102,619)

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“Interpretation No. 45”). Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and, the disclosure requirements are effective for financial statements of interim or annual periods ended after December 15, 2002. We did not have any such guarantees during the year ended December 31, 2002 or the six months ended June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“Interpretation No. 46”). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 is applied to the enterprise no later than the beginning of the first annual reporting period beginning after June 15, 2003. The application of Interpretation No. 46 is not expected to have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on our financial statements.

2.          CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2003 and December 31, 2002, we invested all excess cash in cash equivalents and short-term investments; however, if long-term investments are held, such investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of June 30, 2003 and December 31, 2002, short-term investments consisted of fully-insured bank certificates of deposits.

As of June 30, 2003, cash, cash equivalents and short-term investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

Cash and cash equivalents	$15,008,718	$—	$—	$15,008,718
Short-term investments	3,992,000	—	—	3,992,000

	$19,000,718	$—	$—	$19,000,718

3.          INVENTORIES:

As of June 30, 2003 and December 31, 2002, inventories consisted of the following:

	June 30, 2003	December 31, 2002

Raw materials	$152,137	$261,560
Work-in-process	1,366,349	1,591,894
Finished goods	1,481,344	1,016,888

	$2,999,830	$2,870,342

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

Revenue interest expense of $154,127 and $288,804 has been recorded for the three and six months ended June 30, 2003, respectively, in comparison to $102,863 and $170,601 recorded for the three and six months ended June 30, 2002, respectively. The revenue interest under this agreement is treated as interest expense in accordance with Emerging Issues Task Forces Issue No. 88-18, “Sales of Future Revenue” (“EITF 88-18”). The products that are subject to the revenue interest have only recently been approved and marketed or are still under development. For these reasons, as of June 30, 2003 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Future sales from VITOSS in the U.S. and VITOSS and CORTOSS in Europe, our approved products, are difficult to estimate. RHAKOSS is under development with human clinical trials initiated in Europe in April 2002. We have initiated human clinical trials for CORTOSS in the U.S. and plan to initiate human clinical trials for RHAKOSS in the U.S. There is no assurance that the data from these clinical trials will result in obtaining the necessary regulatory approval to sell CORTOSS in the U.S. or RHAKOSS in either the U.S. or Europe. Even if such approval is obtained, future revenue levels, if any, are difficult to estimate. Accordingly, given these uncertainties, to-date and for the foreseeable future, we will charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. We will continue to monitor our product sales levels. Once we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method and the obligation will be reduced as principal payments are made.

Beginning in 2003, and during the term of the revenue interest agreement, we are required contractually to make advance payments of revenue interest at the beginning of each year. Accordingly, in January 2003, we paid to Paul Royalty the required $1,000,000 advance payment in respect of net sales of our VITOSS and CORTOSS products. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that period, with any excess advance payments to be refunded to us shortly after the end of the year. For the three and six months ended June 30, 2003, Paul Royalty earned $154,127 and $288,804, respectively, of the $1,000,000 advance payment made to them and the remaining $711,196 of the advance payment was recorded in prepaid revenue interest expense on the accompanying consolidated balance sheet as of June 30, 2003. The amount of the advance payment increases to $2,000,000 in 2004, and further increases to $3,000,000 in the years 2005 through 2016.

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

As of June 30, 2003 and December 31, 2002, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest.

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

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of June 30, 2003, we would have owed Paul Royalty $13,614,688.

If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of June 30, 2003. In the event that we repurchased Paul Royalty’s revenue interest, Paul Royalty would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest transaction.

If we know that we will not be in compliance with our covenants under the Paul Royalty agreement, we will be required to adjust the revenue interest obligation to equal the amount required to repurchase Paul Royalty’s revenue interest. As of June 30, 2003, we expect to be in compliance for the foreseeable future with the covenants and terms of the revenue interest obligation.

5.          SHAREHOLDERS’ EQUITY:

Preferred Stock and Warrants

In July and October 2002, we sold an aggregate of 1,900 shares of Series A Preferred Stock at $10,000 per share together with five-year warrants to purchase 8,352,872 shares of Common Stock at $1.612 per share, for net cash proceeds of $17,143,551. The 1,900 shares of Series A Preferred Stock were convertible into 11,137,163 shares of our Common Stock. Additionally, we issued to the designees of the placement agent for the transaction, five-year warrants to purchase an aggregate 1,113,716 shares of our Common Stock at $1.706 per share which were valued at $1,207,503.

In March 2003, 85 shares of Series A Preferred Stock were voluntarily converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock.

On June 27, 2003, the shares of Series A Preferred Stock became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock (the “Series A Preferred Stock Designations”) as a result of the average of the closing prices of our Common Stock as reported on the Nasdaq National Market over the 20 trading days ended June 26, 2003. Of the 1,815 shares of Series A Preferred Stock outstanding on June 27, 2003, 1,508 shares automatically converted into 8,839,388 shares of Common Stock. The remaining 307 shares of Series A Preferred Stock (the “Blocked Series A Preferred Shares”) have not yet converted as a result of provisions in the Series A Preferred Stock Designations, which limit the number of shares of Series A Preferred Stock that automatically convert by virtue of beneficial ownership limitations applicable to certain shareholders. However, these shares shall automatically convert into an aggregate of 1,799,531 shares of

Common Stock as soon as the beneficial ownership limitation would not prevent such conversion. Nevertheless, as of June 27, 2003, dividends ceased to accrue on the Blocked Series A Preferred Shares. In addition, holders of the Blocked Series A Preferred Shares are no longer entitled to liquidation preferences, veto rights, anti-dilution protection or redemption rights. Accordingly, holders of the Blocked Series A Preferred Shares have no rights superior to holders of our Common Stock.

Dividends on Series A Preferred Stock

In accordance with the Series A Preferred Stock Designations, all of the redemption features of the Series A Preferred Stock were within our control; therefore, the Series A Preferred Stock is classified within shareholders’ equity on our consolidated balance sheets. Dividends on the Series A Preferred Stock accrued and were cumulative from the date of issuance of the Series A Preferred Stock, and were paid in-kind on March 31, 2003, December 31, 2002 and September 30, 2002. The dividend rate (the “Dividend Rate”) on each share of Series A Preferred Stock was 6% per year on the $10,000 stated value of the Series A Preferred Stock.

Since the automatic conversion of the Series A Preferred Stock described above occurred prior to the dividend record date, no dividends were required to be paid during the three months ended June 30, 2003. During the three months ended March 31, 2003, we declared and paid dividends of $268,521 on the Series A Preferred Stock. These dividends were paid in-kind by issuing an aggregate of 84,281 shares of our Common Stock.

Additionally, we recognized the implied discount addressed in Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock” (“SAB 68”). The SAB 68 additional dividend for the three and six months ended June 30, 2003 was $564,036 and $850,869, respectively.

Common Stock

During June 2003, we entered into agreements to sell 4,892,856 shares of Common Stock for gross proceeds of approximately $13,700,000 and net proceeds of approximately $12,500,000. The investors also received five-year warrants to purchase 978,573 shares of Common Stock, exercisable for cash only, at an exercise price of $4.00 per share, subject to certain weighted average anti-dilution adjustments. The sale of the Common Stock and warrants took place between June 27, 2003, and July 2, 2003. As of June 30, 2003, the Company sold 2,211,417 shares of Common Stock for gross proceeds of $6,191,968 and net proceeds of $5,645,148. Gross proceeds of $7,500,000 received during July 2003 relating to the sale of 2,681,439 shares of Common Stock are not included in the cash and total shareholders’ equity balances as of June 30, 2003. Additionally, we issued to the placement agent for the transaction five-year warrants to purchase an aggregate 146,786 shares of our Common Stock at an exercise price of $4.00 per share.

Subsequent to June 30, 2003, 4,359,995 shares of Common Stock were issued upon the cashless exercise of outstanding warrants to purchase 8,352,872 shares of Common Stock that we sold to investors and 826,686 shares of Common Stock were issued upon the cashless exercise of 1,113,716 shares of Common Stock issued to the placement agent in connection with the Preferred Stock and warrant financing completed in July and October, 2002.

Common Stock Options

During the three and six months ended June 30, 2003, stock options to purchase 18,700 and 29,950 shares of Common Stock were exercised for proceeds of $44,440 and $57,952, respectively. In comparison, during the six months ended June 30, 2002, stock options to purchase 10,000 shares of Common Stock were exercised for proceeds of $17,000. There were no stock option exercises during the second quarter of 2002.

During the three and six months ended June 30, 2003, we granted options for the purchase of 39,500 shares and 149,950 shares of Common Stock with various exercise prices to certain vendors in consideration for services which, when using the Black-Scholes model, were valued at $106,456 and $388,464, respectively. In comparison, during the three and six months ended June 30, 2002, we issued stock options for the purchase of 55,800 shares and 75,800 shares of Common Stock with various exercise prices to certain vendors in consideration for services, which when using the Black-Scholes model, were valued at $70,787 and $98,721, respectively. The stock options were for services rendered and were fully vested on the date of grant.

Employee Stock Purchase Plan

During the three and six months ended June 30, 2003, 3,175 and 5,976 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $7,961 and $15,103, respectively. In comparison, during the three and six months ended June 30, 2002, 7,311 shares and 12,218 shares of Common Stock were purchased by the Employee Stock Purchase Plan for proceeds of $9,943 and $20,162, respectively.

Common Stock Purchase Warrants

During the three and six months ended June 30, 2003, warrants to purchase 51,687 and 677,831 shares of our Common Stock, respectively, expired unexercised at exercise prices ranging from $4.00 to $8.60 per share.

Summary Common Stock warrant information as of June 30, 2003 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range

2004	10,000	$6.00
2005	113,559	$5.26 – $ 5.90
2005	104,000	$4.625
2007	9,576,588	$1.612 – $ 1.75
2008	1,125,359	$4.00

Total as of June 30, 2003	10,929,506	$1.612 – $ 6.00
Less: Warrants exercised July 2003	(9,466,588)	$1.612 – $ 1.706

	1,462,918	$1.75 – $ 6.00

Subsequent to June 30, 2003, 4,359,995 shares of Common Stock were issued upon the cashless exercise of outstanding warrants to purchase 8,352,872 shares of Common Stock that we sold to investors and 826,686 shares of Common Stock were issued upon the cashless exercise of 1,113,716 shares of Common Stock issued to the placement agent in connection with the Preferred Stock and warrant financing completed in July and October, 2002.

6.          PRODUCT SALES:

For the three and six months ended June 30, 2003 and 2002, product sales by geographic market were as follows:

	For the three months ended		For the six months ended

PRODUCT SALES:	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

United States	$3,372,739	$2,536,876	$6,368,213	$4,202,654
Outside the United States	313,563	155,637	533,224	328,248

Total product sales	$3,686,302	$2,692,513	$6,901,437	$4,530,902

7.          COMMITMENTS AND CONTINGENCIES:

Revenue Interest Obligation (see Note 4)

Agreement with Kensey Nash Corporation

In March 2003, we entered into an agreement with Kensey Nash Corporation (“KNSY”) to jointly develop and commercialize new biomaterials-based spine products. KNSY will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product worldwide. Following the approval, if any, of a new product under the agreement, we will have obligations to achieve minimum sales levels for such approved product, make royalty payments to KNSY based on the net sales of such product and pay KNSY for manufacturing the product.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical facts or statements of current conditions, our disclosure and analysis in this Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, future financing and liquidity, adding direct sales representatives, the adequacy of available resources and other statements regarding matters that are not historical facts or statements of current condition.

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

Unless the context indicates otherwise, the terms “Orthovita,” “Company,” “we,” “us” or “our” herein refers to Orthovita, Inc. and, where appropriate, one or more of our subsidiaries.

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

In addition, we are developing RHAKOSS™ Synthetic Bone Spinal Implants.

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

Information regarding our product sales by geographic market for the three and six months ended June 30, 2003 and 2002 are included in Note 6 (Product Sales) to the consolidated financial statements, which is elsewhere in this report on Form 10-Q.

We have assembled a network of commissioned sales agencies in the U.S. in order to market VITOSS and IMBIBE and have begun to build a network of direct sales representatives in certain U.S. sales territories. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and ALIQUOT.

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

In March 2003, we entered into an agreement with Kensey Nash Corporation (“KNSY”) to jointly develop and commercialize new biomaterials-based spine products. The new products to be developed under this agreement will be based on our proprietary VITOSS bone void filler material in combination with proprietary KNSY biomaterials. The intent of the agreement is to develop new products that can be brought to market through the 510(k) regulatory process. KNSY will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product worldwide. Following the approval, if any, of a new product under the agreement, we will have obligations to achieve minimum sales levels for such approved product, make royalty payments to KNSY based on the net sales of such product and pay KNSY for manufacturing the product.

In August 2003, by mutual agreement, we terminated our Development and Distribution Agreement with Japan Medical Dynamic Marketing, Inc. relating to the pursuit of regulatory approval to market VITOSS in Japan. We have begun to seek other potential partners for the commercialization and distribution of VITOSS in Japan.

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

Critical Accounting Policies

The critical accounting policies which, we believe, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2002. There have not been any changes or additions to our significant accounting policies during the six months ended June 30, 2003.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“Interpretation No. 45”). Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and, the disclosure requirements are effective for financial statements of interim or annual periods ended after December 31, 2002 or the six months ended June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“Interpretation No. 46”). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 is applied to the enterprise no later than the beginning of the first annual reporting period beginning after June 15, 2003. The application of Interpretation No. 46 is not expected to have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on our financial statements.

Certain Risks Related to Our Business

Specific risks, to which our performance and financial results are subject, are detailed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our stock. Cash and cash equivalents were $15,008,718 and $15,175,268 at June 30, 2003 and December 31, 2002, respectively. We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds.

The following is a summary of selected cash flow information:

	Six Months Ended June 30

	2003	2002

Net cash used in operating activities	$(5,265,417)	$(6,885,209)

Net cash used in investing activities	(284,503)	(419,649)

Net cash provided by (used in) financing activities	5,289,733	(228,789)

Effect of exchange rate changes on cash and cash equivalents	93,637	202,101

Net cash used in operating activities

Operating Cash Inflows –

Operating cash inflows for the six months ended June 30, 2003 have been derived from VITOSS and IMBIBE product sales in the US and VITOSS, CORTOSS, and ALIQUOT product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and short-term investments.

Operating cash inflows for the first half of 2002 were derived from VITOSS and IMBIBE product sales in the U.S. and VITOSS and CORTOSS product sales outside the U.S. We also received cash inflows from interest income on cash equivalents and short-term investments.

Operating Cash Outflows –

Our operating cash outflows for the six months ended June 30, 2003 have primarily been used for the production of inventory, payment of sales commissions and headcount additions as we expand our field sales team in support of growing U.S. product sales related to VITOSS and IMBIBE. In addition, funds have been used for development and pre-clinical and clinical activities in preparation for regulatory filings of our products in development. Additionally for the six months ended June 30, 2003, we paid a contractually required advance payment of $1,000,000 to Paul Royalty. Of the $1,000,000 paid to Paul Royalty, $288,804 was earned and the balance of $711,196 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of June 30, 2003.

In comparison, our operating cash outflows for the six months ended June 30, 2002 were primarily used for development, manufacturing scale-up qualification, pre-clinical and clinical activities in preparation for regulatory filings of our products in development. In addition, funds were used for the production of inventory, increase in sales and marketing staffing, development of marketing materials and payment of sales commissions related to the commercialization of VITOSS and CORTOSS products.

Operating Cash Flow Requirements Outlook –

We do not expect to receive FDA approval for the sale of CORTOSS and RHAKOSS in the U.S. for the next several years, if at all. Accordingly, we expect to focus our efforts on sales growth under our VITOSS product line during that period through the extension of product configurations under our VITOSS product line, continued training and education of surgeons and improvements to our distribution channels. In addition, in an effort to further accelerate the growth of sales in future quarters, we have added and may continue to add direct sales representatives to our organization for those open territories in the U.S. where we do not currently have an independent sales agency. Our efforts to grow sales and reduce our losses are subject to certain risks related to our business, which are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the caption “Certain Risks Related to Our Business.” Accordingly, we do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating activities.

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

There may be future quarterly fluctuations in spending. We expect sales commission expense may increase at a higher rate in 2003 than any increase in VITOSS product sales in the U.S. during 2003 due to an enhanced commission plan for our U.S. sales agencies. In addition, we expect increases in the use of cash to fund receivables and inventory for the VITOSS product line extensions. We also expect to continue to use cash, cash equivalents and short-term investments during 2003 and 2004 in operating activities associated with research and development, including product development for our VITOSS product line extensions, clinical trials in the U.S. for CORTOSS and RHAKOSS, and marketing activities in support of our other products under development as well as the associated marketing and sales activities with VITOSS and IMBIBE in the U.S. and VITOSS, CORTOSS and ALIQUOT outside the U.S. During July 2003, we filed the pivotal clinical design study with the FDA for the study of CORTOSS in vertebral compression fractures. If this submission is approved by FDA, we will incur costs associated with patient enrollment for this pivotal study. In addition, during January 2003, we filed an investigational device exemption (“IDE”) with the FDA for the clinical study of RHAKOSS. In connection with this IDE filing, the FDA has recently requested to see the one-year follow-up data on the first thirty patients from our clinical study in Europe. We expect to have this data available to provide to the FDA at the end of 2003. If this submission is approved by FDA, we will incur costs associated with patient enrollment.

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

Net cash used in investing activities

We have invested $284,503 and $419,649 for the six months ended June 30, 2003 and 2002, respectively, primarily for the purchase of leasehold improvements, manufacturing equipment and research and development equipment in order to further expand our product development and manufacturing capabilities.

Investing Cash Outlook -

We expect the rate at which we invest funds in 2003 related to the purchase of capital equipment to be relatively stable compared to 2002.

Net cash provided by (used in) financing activities

During the six months ended June 30, 2003, we sold 2,211,417 shares of Common Stock and warrants to purchase 442,283 shares of Common Stock for net proceeds of $5,645,148 (see Note 5 Shareholders’ Equity to the consolidated financial statements, which is elsewhere in this report on Form 10-Q).

During the six months ended June 30, 2003 and 2002, we received $73,055 and $37,162, respectively, from stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan. In addition, $166,777 and $265,951 were used to repay capital lease obligations during the first six months of 2003 and 2002, respectively. Also, during the six months ended June 30, 2003, $137,289 was used for the repayment of notes payable and $124,404 was used for costs associated with the sale of Series A Preferred Stock and warrants.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as well as the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next several years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe our existing cash, cash equivalents and short-term investments of $19,000,718 as of June 30, 2003, together with the gross proceeds of approximately $7,500,000 received during July 2003 from the sale of Common Stock and warrants, will be sufficient to meet our currently estimated operating and investing requirements at least through the end of 2004. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or revenue sharing arrangements. Any such financing may not be available in amounts or on terms acceptable to us.

Contractual Obligations and Commercial Commitments

Our commitments and contingencies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2002. There have not been any changes to matters discussed with the exception of the elimination of dividends on Series A Preferred Stock due to the conversion to Common Stock (see Note 5 Shareholders’ Equity to the consolidated financial statements, which is elsewhere in this report on Form 10-Q).

In March 2003, we entered into an agreement with Kensey Nash Corporation (“KNSY”) to jointly develop and commercialize new biomaterials-based spine products. KNSY will have the exclusive right to manufacture any jointly developed products commercialized for seven years and we will market and sell the product worldwide. Following the approval or clearance, if any, of a new product under the agreement, we will have obligations to achieve minimum sales levels for such approved product, make royalty payments to KNSY based on the net sales of such product and pay KNSY for manufacturing the product.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the future as we continue our product development efforts.

Product Sales. Product sales for the three months ended June 30, 2003, increased 37% to $3,686,302 as compared to $2,692,513 for the three months ended June 30, 2002. Product sales for the six months ended June 30, 2003 increased 52% to $6,901,437 as compared to $4,530,902 for the six months ended June 30, 2002. The increases for both periods reported are primarily attributable to improved market penetration for VITOSS in the U.S. and additional product configurations sold under our VITOSS platform in the U.S. Product sales for 2003 and 2002 consisted primarily of VITOSS and IMBIBE sales in the U.S., with additional VITOSS, CORTOSS and ALIQUOT sales being realized in Europe.

Gross Profit. Our gross profit for the three and six months ended June 30, 2003 was $3,076,425 and $5,783,602, respectively, or 83% and 84% of product sales, respectively. In comparison, our gross profit for the three and six months ended June 30, 2002 was $2,324,538 and $3,828,966, respectively, or 86% and 85% of product sales, respectively. The decrease in gross profit margin for 2003 in comparison to 2002 is a result of a slightly higher proportion of sales from outside of the U.S. during 2003 where the average selling price is lower in comparison to the U.S.

Operating Expenses. Operating expenses for the three- and six-months ended June 30, 2003, were $5,207,764 and $10,304,319, respectively, as compared to $5,193,713 and $10,008,799 for the same periods in 2002. General & administrative expenses of $931,098 and $2,111,687 for the three- and six-month periods ended June 30, 2003, respectively, were lower than the $1,265,732 and $2,478,787 incurred during the same periods in 2002. The decrease is mainly attributable to lower headcount related costs. Selling & marketing expenses of $3,140,972 and $5,945,111 for the three and six-month periods ended June 30, 2003, respectively, increased from $2,271,906 and $4,145,197 during the comparable periods last year. Approximately half of the increase in selling and marketing expenses continues to be due to increased commissions paid to the independent sales agencies in the U.S. as a result of higher product sales and enhancements made to the independent sales agencies’ commission plans, and the other half continues to be due to headcount additions as we build and expand our field sales team in support of growing U.S. product sales. Research & development expenses of $1,135,694 and $2,247,521 for the three- and six-month periods ended June 30, 2003, respectively, decreased from $1,656,075 and $3,384,815 during the same periods in 2002. The decreases were primarily due to the completion of certain process development work.

Other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $153,060 and $256,827 of net other expense for the three and six months ended June 30, 2003, respectively. In comparison, for the three and six months ended June 30, 2002, we recorded $92,191 and $124,887 of net other expense, respectively. The increase in net other expense between 2003 and 2002 is primarily attributed to higher revenue interest expense incurred as a result of the arrangement with Paul Royalty.

Net Loss. As a result of the foregoing factors, our net loss for the three and six months ended June 30, 2003 decreased to $2,284,399 and $4,777,544, respectively. In comparison, our net loss for the three and six months ended June 30, 2002 was $2,961,366 and $6,304,720, respectively.

Dividends on Preferred Stock.    For the three months ended March 31, 2003, dividends declared of $268,521 were paid in Common Stock to holders of our Series A Preferred Stock. In addition for the three and six months ended June 30, 2003, we recorded $564,036 and $850,869, respectively, to recognize the implied discount as it relates to the increasing dividend rate which was applicable to the Series A Preferred Stock in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock”.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the three months ended June 30, 2003 was $2,848,435, or $.13 per common diluted share, on 21,402,069 weighted average common shares outstanding as compared to a net loss applicable to common shareholders for the three months ended June 30, 2002 of $2,961,366, or $0.15 per common share, on 20,012,392 weighted average common shares outstanding. The net loss applicable to common shareholders for the six months ended June 30, 2003 was $5,896,934, or $.28 per common diluted share, on 20,899,400 weighted average common shares outstanding as compared to a net loss applicable to common shareholders for the six months ended June 30, 2002 of $6,304,720, or $0.31 per common share, on 20,392,791 weighted average common shares outstanding.

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

As of June 30, 2003 and December 31, 2002, our investments consisted primarily of fully insured bank certificates of deposit. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)        Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 9, 2003, we announced that we were calling for redemption on July 25, 2003 all of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock that were issued during July and October 2002 as part of our Series A Preferred Stock and warrant financing. Pursuant to the call for redemption, upon redemption, holders would have received a total of $0.10 per share of Common Stock issuable upon the exercise of warrants being redeemed. Alternatively, on or prior to July 25, 2003, holders could have elected to exercise their warrants at the per share price set forth in the applicable warrant instrument. The terms of the warrants provided that the exercise price of any warrants exercised through the redemption date be paid in cash. However, in an effort to decrease the aggregate number of shares issued upon the exercise of the warrants, we agreed to offer all holders of the warrants the option to pay the exercise price by the surrender and cancellation of a portion of shares of Common Stock then held by the holder of such warrants or issuable upon such exercise of the warrants. Any shares so surrendered by holders electing the “cashless exercise” alternative offered by us were to be valued and credited toward the total exercise price due us upon the exercise of the Warrants in an amount equal to $3.59 per share of Common Stock. This amount was equal to the average of the closing sale prices of our Common Stock on the 20 trading days preceding July 8, 2003, the date on which our Board of Directors approved the redemption of the warrants. Holders of the warrants called for redemption elected to exercise all of their warrants pursuant to the cashless exercise alternative offered by us and described above. Accordingly, during July 2003, we issued an aggregate 5,186,681 shares of our Common Stock upon the cashless exercise of the warrants to purchase an aggregate 9,466,588 share of our Common Stock.

The call for the redemption of the warrants issued in our Series A Preferred Stock and warrant financing consummated in July and October 2002 followed the automatic conversion of the Series A Preferred Stock on June 27, 2003. As a result of the average of the closing prices of our Common Stock as reported on the Nasdaq National Market over the 20 trading days ended June 26, 2003, on June 27, 2003, the shares of our Series A Preferred Stock became subject to an automatic conversion provision set forth in the terms of the Series A Preferred Stock. Based on facts known to us regarding the beneficial ownership of the holders of the Series A Preferred Stock at the time of such automatic conversion, of the 1,815 shares of Series A Preferred Stock outstanding on June 27, 2003, 1,508 shares have automatically converted into 8,839,388 shares of common stock. As a result of terms of the Series A Preferred Stock that limit the number of shares of Series A Preferred Stock that automatically convert by virtue of beneficial ownership limitations applicable to certain shareholders, the remaining 307 shares of Series A Preferred Stock (the “Blocked Series A Preferred Shares”) have not yet converted but shall automatically convert into an aggregate of 1,799,530 shares of common stock as soon as the beneficial ownership limitation would not prevent such conversion. Nevertheless, as of June 27, 2003, dividends will cease to accrue on the Blocked Series A Preferred Shares and holders of the Blocked Series A Preferred Shares are no longer entitled to liquidation preferences, veto rights, anti-dilution protection or redemption rights. Accordingly, holders of the Blocked Series A Preferred Shares have no rights superior to holders of our common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2003, we held our 2003 Annual Meeting of Shareholders. At the Annual Meeting, the following matters were submitted to a vote of our shareholders:

1.  The following six individuals were nominated and elected to serve as the directors of the Company:

Morris Cheston, Jr.	FOR: 19,540,713 WITHHOLD AUTHORITY: 99,552

David Fitzgerald	FOR: 19,627,965 WITHHOLD AUTHORITY: 12,300

Antony Koblish	FOR: 19,540,713 WITHHOLD AUTHORITY: 99,552

Robert M. Levande	FOR: 19,540,793 WITHHOLD AUTHORITY: 99,472

Mary Paetzold	FOR: 19,540,393 WITHHOLD AUTHORITY: 99,872

Jonathan Silverstein	FOR: 19,627,965 WITHHOLD AUTHORITY: 12,300

2.  The Company proposed that its shareholders adopt an amendment to the Company’s Amended and Restated 1997 Equity Compensation Plan to increase the number of shares of the Company’s Common Stock available for issuance pursuant to grants thereunder from 3,850,000 to 4,850,000. The proposal received 19,402,297 votes in favor of adoption of the amendment, 221,193 votes against the amendment, and 16,775 votes abstained with respect to the adoption of the amendment. Accordingly, the proposal regarding adoption of the amendment to the Amended and Restated 1997 Equity Compensation Plan was approved.

3.  The Company proposed that its shareholders adopt an amendment to the Amended and Restated Articles of Incorporation to increase the number of authorized shares of Orthovita’s Common Stock from 50,000,000 to 100,000,000. This proposal was subject to two votes: (i) the holders of the Company’s Series A Preferred Stock had a separate class vote; and (ii) the holders of the Company’s Common Stock and the Series A Preferred stock voted together as a class. With respect to the separate class vote by the holders of Series A Preferred Stock, this proposal received 10,638,922 votes in favor of adoption of the amendment, no votes against the amendment, and no votes abstained with respect to the adoption of the amendment. With respect to the holders of Common Stock and Series A Preferred Stock voting together as a class, this proposal received 19,539,609 votes in favor of adoption of the amendment, 90,856 votes against the amendment, and 9,800 votes abstained with respect to the adoption of the amendment. Accordingly, the proposal regarding adoption of the amendment to the Amended and Restated Articles of Incorporation was approved.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC. (Registrant)
August 13, 2003	By: /s/ ANTONY KOBLISH

Antony Koblish Chief Executive Officer and President (Principal executive officer)

August 13, 2003	By: /s/ JOSEPH M. PAIVA

Joseph M. Paiva Chief Financial Officer (Principal financial and accounting officer)