Form 10-Q
period 2003-09-30
ORTHOVITA INC
filed 2003-11-13
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to             .

Commission File Number 0-24517.

ORTHOVITA, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2694857.
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

45 Great Valley Parkway, Malvern, PA	19355.
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (610) 640-1775.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2003
Common Stock, par value $.01	39,814,871 Common Shares

This Report Includes a total of 37 pages

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,836,908	$15,175,268
Short-term investments	3,994,000	3,992,000
Accounts receivable, net of allowance for doubtful accounts of $175,551 and $60,000, respectively	2,404,445	1,621,238
Inventories	3,128,655	2,870,342
Prepaid revenue interest expense	537,441	—
Other current assets	65,050	53,904

Total current assets	29,966,499	23,712,752

PROPERTY AND EQUIPMENT net	4,358,473	4,896,472

OTHER ASSETS	74,915	94,883

	$34,399,887	$28,704,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term capital lease obligations	$134,878	$252,964
Current portion of notes payable	315,854	308,385
Accounts payable	684,989	676,681
Accrued compensation and related expenses	776,806	882,713
Other accrued expenses	1,570,884	1,674,660

Total current liabilities	3,483,411	3,795,403

LONG-TERM LIABILITIES:
Capital lease obligations	62,478	213,502
Notes payable	330,196	396,798
Other long-term liabilities	93,615	72,891
Revenue interest obligation	7,167,700	7,167,700

Total long-term liabilities	7,653,989	7,850,891

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, 20,000,000 shares authorized, designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, $.01 par value, 2,000 shares authorized, 307 and 1,900 shares issued and outstanding	3	19
Common Stock, $.01 par value, 100,000,000 shares authorized, 39,782,694 and 20,239,374 shares issued	397,827	202,394
Additional paid-in capital	112,401,564	98,465,855
Accumulated deficit	(89,920,134)	(81,891,924)
Accumulated other comprehensive income	383,227	281,469

Total shareholders’ equity	23,262,487	17,057,813

	$34,399,887	$28,704,107

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(Unaudited)
PRODUCT SALES	$4,185,621	$2,811,727	$11,087,058	$7,342,629
COST OF SALES	740,557	373,593	1,858,392	1,075,529

Gross Profit	3,445,064	2,438,134	9,228,666	6,267,100

OPERATING EXPENSES:
General and administrative	892,896	1,344,385	3,004,583	3,823,172
Selling and marketing	2,978,884	2,314,991	8,923,995	6,460,188
Research and development	1,546,298	1,437,132	3,793,819	4,821,947

Total operating expenses	5,418,078	5,096,508	15,722,397	15,105,307

Operating loss	(1,973,014)	(2,658,374)	(6,493,731)	(8,838,207)

INTEREST EXPENSE	(24,148)	(37,307)	(61,254)	(63,235)
REVENUE INTEREST EXPENSE	(173,755)	(105,948)	(462,559)	(276,549)
INTEREST INCOME	39,641	42,793	108,724	114,435

NET LOSS	(2,131,276)	(2,758,836)	(6,908,820)	(9,063,556)

DIVIDENDS PAID ON PREFERRED STOCK	—	(151,890)	(268,521)	(151,890)

DEEMED DIVIDENDS ON PREFERRED STOCK	—	(3,604,962)	(850,869)	(3,604,962)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,131,276)	$(6,515,688)	$(8,028,210)	$(12,820,408)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS PER COMMON SHARE, BASIC AND DILUTED	$(.05)	$(.33)	$(.29)	$(.63)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	40,025,619	20,019,701	27,344,866	20,268,428

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2003	2002
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(6,908,820)	$(9,063,556)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	856,539	906,276
Provision for doubtful accounts	115,551	—
Common Stock options and warrants issued for services rendered	631,275	260,501
Common Stock issued for services rendered	—	69,998
Loss on disposal of property and equipment	23,592	4,473
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(898,758)	(483,272)
Inventories	(258,313)	(1,023,662)
Prepaid revenue interest expense	(537,441)	—
Other current assets	(11,146)	(76,331)
Other assets	19,968	65,591
Increase (decrease) in -
Accounts payable	8,308	(516,748)
Accrued compensation and related expenses	(105,907)	(29,810)
Other accrued expenses	(103,776)	680,280
Other liabilities	20,724	—

Net cash used in operating activities	(7,148,204)	(9,206,260)

INVESTING ACTIVITIES:
Purchase of short-term investments	(2,000)	—
Purchases of property and equipment	(256,672)	(477,499)

Net cash used in investing activities	(258,672)	(477,499)

FINANCING ACTIVITIES:
Repayment of notes payable	(144,593)	—
Repayments of capital lease obligations	(269,110)	(398,216)
Proceeds from notes payable and capital lease obligations	—	699,723
Proceeds from sale of Common or Preferred Stock and warrants, net	12,289,119	12,807,197
Proceeds from exercise of Common Stock options and Common Stock purchased under the Employee Stock Purchase Plan	91,342	47,695

Net cash provided by financing activities	11,966,758	13,156,399

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	101,758	250,347

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,661,640	3,722,987
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,175,268	12,906,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,836,908	$16,629,544

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

(Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Orthovita is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic, biologically active, tissue engineering products for restoration of the human skeleton. Our focus is on developing products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. We incorporated in 1992 and have developed several products to date:

•	VITOSS® Scaffold Synthetic Cancellous Bone Void Filler;
•	IMBIBE® Bone Marrow Aspirate Syringe used with VITOSS;
•	CORTOSS® Synthetic Cortical Bone Void Filler; and
•	ALIQUOT™ Microdelivery System used with CORTOSS.

Our operations are subject to certain risks, including, but not limited to, whether we will successfully commercialize VITOSS and IMBIBE in the U.S., and VITOSS, CORTOSS and ALIQUOT outside the U.S. Our operating results will also depend on our ability to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and our RHAKOSS™ Synthetic Bone Spinal Implants in the U.S. and Europe. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. We have incurred losses each year since our inception in 1993 and we expect to continue to incur losses for at least the next couple years. As of September 30, 2003, we had an accumulated deficit of $89,920,134. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities for at least the next couple years. We believe that our existing cash, cash equivalents and short-term investments of $23,830,908 as of September 30, 2003 will be sufficient to meet our currently estimated operating and investing requirements into 2005. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or revenue sharing arrangements. Any such financing may not be available in amounts or on terms acceptable to us.

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

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock and Common Stock options and warrants. Since June 27, 2003, the 307 shares of outstanding Preferred Stock were assumed converted for the basic and diluted net loss per common share calculation as these shares will automatically convert to Common Stock when the beneficial ownership limitation lapses (see Note 5). However, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three and nine months ended September 30, 2003 and 2002 because they were anti-dilutive due to our losses.

Revenue Recognition

In the U.S., product sales revenue is recognized upon the receipt of a valid order and shipment of the product to the end user customer. Outside the U.S., revenue from product sales is recognized upon the receipt of the product by our distributors pursuant to a valid order. We do not allow product returns or exchanges and we have no post-shipment obligations to our customers. In addition, collection of the customers’ receivable balance must be deemed probable. Both our U.S. hospital customers and our distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and sales discounts are not offered.

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

Inventory

Inventory is stated at the lower of cost or market value using the first-in first-out basis, or FIFO, method. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance is recorded as research and development expense.

Other Accrued Expenses

As of September 30, 2003 and December 31, 2002, other accrued expenses consisted of the following:

	September 30, 2003	December 31, 2002
Distributor commissions payable	$435,316	$293,100
Accrued professional fees	507,398	363,934
Royalties payable	115,250	83,500
Other	512,920	934,126

	$1,570,884	$1,674,660

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

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net loss:
As reported	$(2,131,276)	$(6,515,688)	$(8,028,210)	$(12,820,408)
Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(71,522)	(57,192)	(300,562)	(264,075)

Pro forma	$(2,202,798)	$(6,572,880)	$(8,328,772)	$(13,084,483)

Basic and diluted net loss per share:
As reported	$(.05)	$(.33)	$(.29)	$(.63)

Pro forma	$(.06)	$(.33)	$(.30)	$(.65)

The weighted average fair value of the options granted during the three and nine months ended September 30, 2003 is estimated as $2.22 and $2.20 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.23% and 2.96% during the three and nine months ended September 30, 2003, respectively; volatility of 94%; dividend yield of zero; and an expected life of six years for each of the measurement periods.

In comparison, the weighted average fair value of the options granted during the three and nine months ended September 30, 2002 is estimated as $1.94 and $1.29 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.50% during the three and nine months ended September 30, 2002; volatility of 50% to 94%; dividend yield of zero; and an expected life of six years for each of the measurement periods.

The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the Common Stock increases or decreases.

Supplemental Cash Flow Information

During the three and nine months ended September 30, 2003, we granted options for the purchase of 80,150 shares and 230,100 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $242,811 and $631,275, respectively. In comparison, during the three and nine months ended September 30, 2002, we issued stock options for the purchase of 48,050 shares and 103,850 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $76,900 and $168,221, respectively.

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

During the nine months ended September 30, 2003, we incurred notes payable of $85,460 for the purchase of property and equipment. During the nine months ended September 30, 2002, we incurred capital lease obligations and notes payable of $824,273.

During the nine months ended September 30, 2003 and 2002, cash paid for interest expense was $61,254 and $63,235, respectively.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of the consolidated balance sheets. For the three and nine months ended September 30, 2003 and 2002, comprehensive loss was:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net loss applicable to common shareholders	$(2,131,276)	$(6,515,688)	$(8,028,210)	$(12,820,408)
Foreign currency translation	8,121	48,246	101,758	250,347

Comprehensive loss	$(2,123,155)	$(6,467,442)	$(7,926,452)	$(12,570,061)

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“Interpretation No. 45”). Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and, the disclosure requirements are effective for financial statements of interim or annual periods ended after December 15, 2002. We did not have any such guarantees during the year ended December 31, 2002 or the nine months ended September 30, 2003.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have any effect on our financial statements.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2003 and December 31, 2002, we invested all excess cash in cash equivalents and short-term investments; however, if long-term investments are held, such investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of September 30, 2003 and December 31, 2002, short-term investments consisted of fully-insured bank certificates of deposit.

As of September 30, 2003, cash, cash equivalents and short-term investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$19,836,908	$—	$—	$19,836,908
Short-term investments	3,994,000	—	—	3,994,000

	$23,830,908	$—	$—	$23,830,908

3. INVENTORIES:

As of September 30, 2003 and December 31, 2002, inventories consisted of the following:

	September 30, 2003	December 31, 2002
Raw materials	$119,805	$261,560
Work-in-process	1,516,274	1,591,894
Finished goods	1,492,576	1,016,888

	$3,128,655	$2,870,342

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

Revenue interest expense of $173,755 and $462,559 has been recorded for the three and nine months ended September 30, 2003, respectively, in comparison to $105,948 and $276,549 recorded for the three and nine months ended September 30, 2002, respectively. The revenue interest under this agreement is treated as interest expense in accordance with Emerging Issues Task Forces Issue No. 88-18, “Sales of Future Revenue” (“EITF 88-18”). The products that are subject to the revenue interest have only recently been approved and marketed or are still under development. For these reasons, as of September 30, 2003 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Future sales from our approved products, which are VITOSS in the U.S. and VITOSS and CORTOSS in Europe are difficult to estimate. RHAKOSS is under development with human clinical trials initiated in Europe in April 2002. We have initiated human clinical trials for CORTOSS in the U.S. and plan to initiate human clinical trials for RHAKOSS in the U.S. There is no assurance that the data from these clinical trials will result in obtaining the necessary regulatory approval to sell CORTOSS in the U.S. or RHAKOSS in either the U.S. or Europe. Even if such approval is obtained, future revenue levels, if any, are difficult to estimate. Accordingly, given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. We will also continue to monitor our product sales levels. Once we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method and the obligation will be reduced as principal payments are made.

Beginning in 2003, and during the term of the revenue interest agreement, we are required contractually to make advance payments of revenue interest at the beginning of each year. Accordingly, in January 2003, we paid to Paul Royalty the required $1,000,000 advance payment in respect of net sales of our VITOSS and CORTOSS products. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that period, with any excess advance payments to be refunded to us shortly after the end of the year. For the three and nine months ended September 30, 2003, Paul Royalty earned $173,755 and $462,559, respectively, of the $1,000,000 advance payment made to them and the remaining $537,441 of the advance payment was recorded in prepaid revenue interest expense on the accompanying consolidated balance sheet as of September 30, 2003. The amount of the advance payment increases to $2,000,000 in 2004, and further increases to $3,000,000 in the years 2005 through 2016.

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

As of September 30, 2003 and December 31, 2002, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest.

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

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of September 30, 2003, we would have owed Paul Royalty $14,565,933.

If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of September 30, 2003. In the event that we repurchased

Paul Royalty’s revenue interest, Paul Royalty would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest transaction.

If we know that we will not be in compliance with our covenants under the Paul Royalty agreement, we will be required to adjust the revenue interest obligation to equal the amount required to repurchase Paul Royalty’s revenue interest. As of September 30, 2003, we expect to be in compliance for the foreseeable future with the covenants and terms of the revenue interest obligation.

5. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2002 through September 30, 2003.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2002	20,239,374	$17,057,813

Conversion of Preferred Stock to Common Stock	9,337,629	—
Sale of Common Stock in June and July 2003	4,892,856	12,289,119
Exercise of Common Stock options and Common Stock purchased under the Employee Stock Purchase Plan	41,873	91,342
Currency translation adjustment	—	101,758
Issuance of Common Stock options for services	—	631,275
Cashless exercise of Common Stock warrants	5,186,681	—
Preferred Stock dividends paid in Common Stock	84,281	—
Net loss	—	(6,908,820)

	39,782,694	$23,262,487

Preferred Stock and Warrants

In July and October 2002, we sold an aggregate of 1,900 shares of Series A Preferred Stock at $10,000 per share together with five-year warrants to purchase 8,352,872 shares of Common Stock at $1.612 per share, for net cash proceeds of $17,143,551. The 1,900 shares of Series A Preferred Stock were convertible into 11,137,163 shares of our Common Stock. Additionally, we issued to the designees of the placement agent for the transaction, five-year warrants to purchase an aggregate 1,113,716 shares of our Common Stock at $1.706 per share which were valued at $1,207,503. We incurred additional costs of $124,404 during the nine months ended September 30, 2003 associated with the sale of the Series A Preferred Stock and warrants which were offset against the proceeds of the transaction.

In March 2003, 85 shares of Series A Preferred Stock were voluntarily converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock.

On July 9, 2003, we announced that we were calling for redemption on July 25, 2003 all of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock that were issued during July and October 2002 as part of our Series A Preferred Stock financing (see above). Pursuant to the call for redemption, upon redemption, holders would have received a total of $0.10 per share of Common Stock issuable upon the exercise of warrants being redeemed. Alternatively, on or prior to July 25, 2003, holders could have elected to exercise their warrants at the per share price set forth in the applicable warrant instrument. The terms of the warrants provided that the exercise price of any warrants exercised through the redemption date be paid in cash. However, in an effort to decrease the aggregate number of shares issued upon the exercise of the warrants, among other matters, we agreed to offer all holders of the warrants the option to pay the exercise price by the surrender and cancellation of a portion of shares of Common Stock then held by the holder of such warrants or issuable upon such exercise of the warrants. Any shares so surrendered by holders electing the “cashless exercise” alternative offered by us were to be valued at $3.59 per share of Common Stock and credited toward the total exercise price due us upon the exercise of the warrants. This amount was equal to the average of the closing sale prices of our Common Stock as reported on the Nasdaq National Market for the 20 trading days preceding July 8, 2003, the date on which our Board of Directors approved the redemption of the warrants. Holders of the warrants called for redemption elected to exercise all of their warrants pursuant to the cashless exercise alternative offered by us and described above. Accordingly, during July 2003, we issued an aggregate 5,186,681 shares of our Common Stock upon the cashless exercise of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock (see Common Stock below).

The call for the redemption of the warrants issued in our Series A Preferred Stock and warrant financing consummated in July and October 2002 followed the automatic conversion of the Series A Preferred Stock into Common Stock on June 27, 2003. As a result of the average of the closing prices of our Common Stock as reported on the Nasdaq National Market over the 20 trading days ended June 26, 2003, on June 27, 2003, the shares of our Series A Preferred Stock became subject to an automatic conversion provision set forth in the terms of the Series A Preferred Stock. Based on facts known to us regarding the beneficial ownership of the holders of the Series A Preferred Stock at the time of such automatic conversion, of the 1,815 shares of Series A Preferred Stock outstanding on June 27, 2003, 1,508 shares automatically converted into 8,839,388 shares of Common Stock. As a result of terms of the Series A Preferred Stock that limit the number of shares of Series A Preferred Stock that automatically convert by virtue of beneficial ownership limitations applicable to certain shareholders, the remaining 307 shares of Series A Preferred Stock (the “Blocked Series A Preferred Shares”) have not yet converted but shall automatically convert into an aggregate of 1,799,531 shares of common stock as soon as the beneficial ownership limitation would not prevent such conversion. Nevertheless, as of June 27, 2003, dividends ceased to accrue on the Blocked Series A Preferred Shares and holders of the Blocked Series A Preferred Shares were no longer entitled to liquidation preferences, veto rights, anti-dilution protection or redemption rights. Accordingly, holders of the Blocked Series A Preferred Shares have no rights superior to holders of our Common Stock. The 1,799,531 shares of Common Stock have been included in the computation of basic and diluted loss per share.

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

Due to the automatic conversion of the Series A Preferred Stock described above, no dividends are required to be paid for periods after March 31, 2003. During the three months ended March 31, 2003, we declared and paid dividends of $268,521 on the Series A Preferred Stock. These dividends were paid in-kind by issuing an aggregate of 84,281 shares of our Common Stock. During the third quarter of 2002, we declared dividends of $151,890 on the 1,400 shares of Series A Preferred Stock outstanding as of September 30, 2002. We paid these dividends in-kind during October 2002 by issuing an aggregate 57,057 shares of our Common Stock.

For each of the Series A Preferred Stock closings during July and October 2002, the respective proceeds were allocated to the Series A Preferred Stock and the warrants based on the relative fair values of each instrument. The fair value of the warrants issued, in both July and in October 2002, were determined based on an independent third party valuation.

Accordingly, approximately $8,565,000 of the July 2002 proceeds was allocated to the Series A Preferred Stock and $3,504,000 of the proceeds was allocated to the warrants. In addition, in accordance with EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the issuance costs were not offset against the proceeds received in the issuance in calculating the intrinsic value of the conversion option but were considered in the calculation of the amount shown on the consolidated balance sheets. After considering the allocation of the proceeds based on the relative fair values, it was determined that the Series A Preferred Stock has a beneficial conversion feature (“BCF”) in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27. Accordingly, a BCF adjustment of $3,604,962 was recorded, with respect to the Series A Preferred Stock at the July 2002 closing. The value of the BCF was recorded in a manner similar to a deemed dividend, and since the Series A Preferred Stock has no maturity date and is convertible at the date of issuance, the BCF was fully amortized through retained earnings during the third quarter of 2002. We recorded a similar adjustment during the fourth quarter of 2002 of approximately $4,376,000 for the BCF with respect to the Series A Preferred Stock sold at the October 2002 closing.

We recognized the implied discount addressed in Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock” (“SAB 68”). The SAB 68 additional dividend for the nine months ended September 30, 2003 was $850,869.

Common Stock

During June 2003, we entered into agreements to sell 4,892,856 shares of Common Stock for gross proceeds of approximately $13,700,000 and net proceeds of $12,414,000. The investors also received five-year warrants to purchase 978,573 shares of Common Stock, exercisable for cash only, at an exercise price of $4.00 per share, subject to certain weighted average anti-dilution adjustments. The sale of the Common Stock and warrants took place between June 27, 2003, and July 2, 2003. During the three months ended June 30, 2003, the Company sold 2,211,417 of these shares of Common Stock for gross proceeds of $6,191,968 and net proceeds of $5,645,148. In addition, during the three months ended September 30, 2003, the Company sold the remaining 2,681,439 shares of Common Stock for gross proceeds of $7,508,029 and net proceeds of $6,768,375. Additionally, we issued to the placement agent for the transaction five-year warrants to purchase an aggregate 146,786 shares of our Common Stock at an exercise price of $4.00 per share which were valued at $278,000.

During July 2003, 4,602,217 shares of Common Stock were issued upon the cashless exercise of outstanding warrants to purchase 8,352,872 shares of Common Stock that we sold to investors and 584,464 shares of Common Stock were issued upon the cashless exercise of 1,113,716 shares of Common Stock issued to the placement agent in connection with the Series A Preferred Stock and warrant financing completed in July and October, 2002 (see Preferred Stock and Warrants above).

During the nine months ended September 30, 2002, we issued 37,838 shares of Common Stock valued at $69,998 to our non-employee directors in consideration of their services. This amount was recorded as an expense in the Statement of Operations.

Common Stock Options

During the three and nine months ended September 30, 2003, stock options to purchase 2,125 and 32,075 shares of Common Stock were exercised for proceeds of $6,299 and $64,251, respectively. In comparison, during the nine months ended September 30, 2002, stock options to purchase 10,000 shares of Common Stock were exercised for proceeds of $17,000. There were no options exercised during the three months ended September 30, 2002.

During the three and nine months ended September 30, 2003, we granted options for the purchase of 80,150 shares and 230,100 shares of Common Stock with various exercise prices to certain vendors in consideration for services which, when using the Black-Scholes model, were valued at $242,811 and $631,275, respectively. In comparison, during the three and nine months ended September 30, 2002, we issued stock options for the purchase of 48,050 shares and 103,850 shares of Common Stock with various exercise prices to certain vendors in consideration for services, which when using the Black-Scholes model, were valued at $76,900 and $168,221, respectively. The stock options were for services rendered and were fully vested on the date of grant.

During the nine months ended September 30, 2003, we granted options for the purchase of 145,000 shares of Common Stock with an exercise price of $3.26 to our non-employee directors in consideration of their services. The exercise price was equal to the fair market value of the Common Stock on the date of grant.

Employee Stock Purchase Plan

During the three and nine months ended September 30, 2003, 3,822 and 9,798 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $11,988 and $27,091, respectively. In comparison, during the three and nine months ended September 30, 2002, 7,081 shares and 19,299 shares of Common Stock were purchased by the Employee Stock Purchase Plan for proceeds of $10,533 and $30,695, respectively.

Common Stock Purchase Warrants

During the nine months ended September 30, 2003, warrants to purchase 677,831 shares of our Common Stock, respectively, expired unexercised at exercise prices ranging from $4.00 to $8.60 per share. No warrants expired during the three months ended September 30, 2003.

Summary Common Stock warrant information as of September 30, 2003 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range
2004	10,000	$6.00
2005	113,559	$5.26 - $ 5.90
2005 **	104,000	$4.625
2007	110,000	$1.75
2008	1,125,359	$4.00

Total as of September 30, 2003	1,462,918	$1.75 - $ 6.00

**	During October 2003, as payment of certain placement agent costs associated with the June and July 2003 Common Stock financing, we modified the exercise price and expiration date of these previously issued warrants. The per share exercise price of these warrants has been reduced from $4.625 to $2.80 and the expiration date has been extended from October 1, 2005 to October 1, 2008. We recorded the Black-Scholes value of this modification as a cost of the equity transaction.

6. PRODUCT SALES:

For the three and nine months ended September 30, 2003 and 2002, product sales by geographic market were as follows:

	For the three months ended		For the nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
PRODUCT SALES:
United States	$3,862,089	$2,670,964	$10,230,302	$6,873,618
Outside the United States	323,532	140,763	856,756	469,011

Total product sales	$4,185,621	$2,811,727	$11,087,058	$7,342,629

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

GENERAL DEVELOPMENT OF OUR BUSINESS

Orthovita is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic, biologically active, tissue engineering products for restoration of the human skeleton. Our focus is on developing products for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the trauma market. We incorporated in 1992 and have developed several products to date:

•	VITOSS® Scaffold Synthetic Cancellous Bone Void Filler;

•	IMBIBE® Bone Marrow Aspirate Syringe used with VITOSS;

•	CORTOSS® Synthetic Cortical Bone Void Filler; and

•	ALIQUOT™ Microdelivery System used with CORTOSS.

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

Information regarding our product sales by geographic market for the three and nine months ended September 30, 2003 and 2002 are included in Note 6 (Product Sales) to the consolidated financial statements, which is elsewhere in this report on Form 10-Q.

We have assembled a network of independent sales agencies in the U.S. in order to market VITOSS and IMBIBE and have begun to build a network of direct sales representatives in U.S. sales territories where we do not have sales agency coverage. We may have direct sales representatives work alone or in conjunction with our sales agencies. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and ALIQUOT.

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

In March 2003, we entered into an agreement with Kensey Nash Corporation (“KNSY”) to jointly develop and commercialize new biomaterials-based spine products. The new products to be developed under this agreement will be based on our proprietary VITOSS bone void filler material in combination with proprietary KNSY biomaterials. The intent of the agreement is to develop new products that can be brought to market through the U.S. Food and Drug Administration’s 510(k) regulatory process. KNSY will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product worldwide. Following the approval, if any, of a new product under the agreement, we will have obligations to achieve minimum sales levels for such approved product, make royalty payments to KNSY based on the net sales of such product and pay KNSY for manufacturing the product.

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

Critical Accounting Policies

The critical accounting policies which, we believe, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2002. There have not been any changes or additions to our significant accounting policies during the nine months ended September 30, 2003.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“Interpretation No. 45”). Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and, the disclosure requirements are effective for financial statements of interim or annual periods ended after December 15, 2002. We did not have any such guarantees during the year ended December 31, 2002 or the nine months ended September 30, 2003.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability

(or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have any effect on our financial statements.

Certain Risks Related to Our Business

Specific risks, to which our performance and financial results are subject, are detailed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our stock. Cash and cash equivalents were $19,836,908 and $15,175,268 at September 30, 2003 and December 31, 2002, respectively. We have invested excess cash of $3,994,000 and $3,992,000 at September 30, 2003 and December 31, 2002, respectively, in short-term investments, consisting of fully-insured bank certificates of deposit.

The following is a summary of selected cash flow information:

	Nine Months Ended September 30
	2003	2002
Net cash used in operating activities	$(7,148,204)	$(9,206,260)

Net cash used in investing activities	(258,672)	(477,499)

Net cash provided by financing activities	11,966,758	13,156,399

Effect of exchange rate changes on cash and cash equivalents	101,758	250,347

Net cash used in operating activities

Operating Cash Inflows –

Operating cash inflows for the nine months ended September 30, 2003 have been derived primarily from VITOSS and IMBIBE product sales in the U.S. and from VITOSS, CORTOSS, and ALIQUOT product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and short-term investments.

Operating cash inflows for the first nine months of 2002 were likewise derived primarily from VITOSS and IMBIBE product sales in the U.S. and from VITOSS and CORTOSS product sales outside the U.S. We also received cash inflows from interest income on cash equivalents and short-term investments.

Operating Cash Outflows –

Our operating cash outflows for the nine months ended September 30, 2003 have primarily been used for the production of inventory, payment of sales commissions and headcount additions as we invest in our distribution network through the expansion of our field sales team in support of growing U.S. product sales related to VITOSS and

IMBIBE. In addition, funds have been used for development and pre-clinical and clinical activities in preparation for regulatory filings of our products in development. Additionally for the nine months ended September 30, 2003, we paid a contractually required advance payment of $1,000,000 to Paul Royalty. Of the $1,000,000 paid to Paul Royalty, $462,559 was earned and the balance of $537,441 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of September 30, 2003.

In comparison, our operating cash outflows for the nine months ended September 30, 2002 were primarily used for development, manufacturing scale-up qualification, pre-clinical and clinical activities in preparation for regulatory filings of our products in development. In addition, funds were used for the production of inventory, increase in sales and marketing staffing, development of marketing materials and payment of sales commissions related to the commercialization of VITOSS and CORTOSS products.

Operating Cash Flow Requirements Outlook –

We do not expect to receive FDA approval for the sale of CORTOSS and RHAKOSS™ Synthetic Bone Spinal Implants in the U.S. for the next several years, if at all. Accordingly, we expect to focus our efforts on sales growth under our VITOSS product line for the next several years through the extension of our VITOSS product line configurations, collection and publication of VITOSS post-clinical data for marketing and sales purposes, and improvements to our distribution channels. In addition, in an effort to further accelerate the growth of sales in future quarters, we have invested in our distribution network by adding, and we may continue to add, direct sales representatives to our organization for those territories in the U.S. where we do not currently have independent sales agency coverage. Our efforts to grow sales and reduce our losses are heavily dependent upon the timing of receipt of FDA 510(k) clearance for the new VITOSS product line configurations under development, the rate at which we add new direct sales representatives and the rate at which they generate new sales in their respective territories. Any efforts to grow sales are subject to certain risks related to our business, which are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the caption “Certain Risks Related to Our Business.” If the FDA does not clear the new VITOSS product line configurations under the 510(k) regulatory process, we do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and short-term investments to fund operating activities.

There may be future quarterly fluctuations in spending. We expect sales commission expense to increase at a higher rate in 2003 than any increase in VITOSS product sales in the U.S. during 2003 due to an enhanced commission plan for our U.S. sales agencies. In addition, we expect increases in the use of cash to fund receivables and to build inventory for the VITOSS product line extensions. Prior to the launch of each additional product line configuration, significant inventory levels must be manufactured. The inventory will be manufactured in anticipation of the receipt of regulatory clearance, so as to prepare for rapid commercial launch of the product, once cleared, to our sales agencies and direct sales representatives. If the inventory is built in the reporting periods prior to the receipt of the required regulatory clearance, the cost of the inventory manufactured will be expensed in accordance with SFAS No. 2 “Accounting for Research and Development Costs,” rather than be capitalized to inventory. The gross margins for the new VITOSS product line configurations are expected to be lower than that for the current VITOSS product line.

We also expect to continue to use cash, cash equivalents and short-term investments during 2003 and 2004 in operating activities associated with research and development, including product development for our VITOSS product line extensions, clinical trials in the U.S. for CORTOSS and RHAKOSS, marketing activities in support of our other products under development and the associated marketing and sales activities with VITOSS and IMBIBE in the U.S. and VITOSS, CORTOSS and ALIQUOT outside the U.S. During July 2003, we filed the pivotal clinical design study with the FDA for the study of CORTOSS in vertebral compression fractures. If this submission is approved by the FDA, we will incur costs associated with patient enrollment for this pivotal study. In addition, during January 2003, we filed an investigational device exemption (“IDE”) with the FDA for the clinical study of RHAKOSS. In connection with this IDE filing, the FDA has recently requested to see the one-year follow-up data on the first thirty patients from our clinical study in Europe. We expect to have this data available to provide to the FDA in 2004. If this submission is approved by the FDA, we will incur costs associated with patient enrollment.

In Europe, we began selling VITOSS in the fourth quarter of 2000, CORTOSS for screw augmentation procedures in the fourth quarter of 2001, ALIQUOT in the third quarter of 2002 and CORTOSS for vertebral augmentation procedures in the first quarter of 2003. In the U.S., we began selling VITOSS in the first quarter of 2001 and IMBIBE in the third quarter of 2001. In the second quarter of 2003, we began to sell the first configuration of the new VITOSS product line in the U.S. Future cash flow levels from VITOSS, CORTOSS, IMBIBE and ALIQUOT product sales are difficult to predict, and product sales to-date may not be indicative of future sales levels. VITOSS, CORTOSS and ALIQUOT sales levels in Europe may fluctuate due to the timing of any distributor stocking orders and may experience seasonal slowdowns during the summer months. Sales of VITOSS and IMBIBE in the U.S. may fluctuate due to the timing of orders from hospitals.

We have entered into and may enter additional financing arrangements where we pay revenue sharing amounts on the sales of certain products. Revenue sharing arrangements can increase expenses related to the sale of our products. In March 2003, we entered into an agreement with Kensey Nash Corporation (“KNSY”) to jointly develop and commercialize new biomaterials-based spine products. These products are subject to regulatory clearance for which two 510(k)s have been filed to-date and are pending clearance. KNSY will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product worldwide. Following the regulatory clearance, if any, of a new product under the agreement, we will have obligations to achieve minimum sales levels in the first two years for such approved product, make royalty payments to KNSY based on the net sales of such product and pay KNSY for manufacturing the product.

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

Net cash used in investing activities

We have invested $256,672 and $477,499 for the nine months ended September 30, 2003 and 2002, respectively, primarily for the purchase of leasehold improvements, manufacturing equipment and research and development equipment in order to further expand our product development and manufacturing capabilities.

Investing Cash Outlook -

We expect the rate at which we invest funds in 2003 and 2004 related to the purchase of leasehold improvements and capital equipment to be relatively stable compared to 2002. In addition, we anticipate our capital equipment needs to be financed through notes payable (see Financing Cash Inflows, below).

Net cash provided by financing activities

Financing Cash Inflows -

During the nine months ended September 30, 2003, we sold 4,892,856 shares of Common Stock and warrants to purchase 978,573 shares of Common Stock for net proceeds of $12,413,523 (see Note 5 Shareholders’ Equity to the consolidated financial statements, which is elsewhere in this report on Form 10-Q).

During the nine months ended September 30, 2003 and 2002, we received $91,342 and $47,695, respectively, from stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan.

For the nine months ended September 30, 2002, we received proceeds of $699,723 from borrowings under notes payable.

Financing Cash Outflows –

During the nine months ended September 30, 2003, we incurred additional costs of $124,404 associated with the sale of the Series A Preferred Stock and warrants in July and October 2002.

During the first nine months of 2003 and 2002, $269,110 and $398,216 were used to repay capital lease obligations, respectively. Also, during the nine months ended September 30, 2003, $144,593 was used for the repayment of notes payable.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as well as the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe our existing cash, cash equivalents and short-term investments of $23,830,908 as of September 30, 2003, will be sufficient to meet our currently estimated operating and investing requirements into 2005. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or revenue sharing arrangements. Any such financing may not be available in amounts or on terms acceptable to us.

Contractual Obligation and Commercial Commitments

Our commitments and contingencies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2002. There have not been any changes to matters discussed with the exception of the elimination of dividends on Series A Preferred Stock due to the automatic conversion of the Series A Preferred Stock to Common Stock (see Note 5-Shareholders’ Equity to the consolidated financial statements, included in this report on Form 10-Q).

In March 2003, we entered into an agreement with Kensey Nash Corporation (“KNSY”) to jointly develop and commercialize new biomaterials-based spine products. KNSY will have the exclusive right to manufacture any jointly developed products commercialized for seven years and we will market and sell the product worldwide. Following the approval or clearance, if any, of a new product under the agreement, we will have obligations to achieve minimum sales levels during the first two years for such approved product, make royalty payments to KNSY based on the net sales of such product and pay KNSY for manufacturing the product.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the future as we continue our product development efforts.

Product Sales. Product sales for the three months ended September 30, 2003, increased 49% to $4,185,621 as compared to $2,811,727 for the three months ended September 30, 2002. Product sales for the nine months ended September 30, 2003 increased 51% to $11,087,058 as compared to $7,342,629 for the nine months ended September 30, 2002. The product sales increase for both the three and nine month periods reported for 2003 are primarily attributable to improved market penetration for VITOSS in the U.S. and additional product configurations sold under our VITOSS platform in the U.S. Product sales for the three months ended September 30, 2003 began to be further enhanced by the additional investment we made in our field sales network during the quarter ended September 30, 2003. Approximately 92% of product sales for the nine months ended September 30, 2003 were from VITOSS and IMBIBE sales in the U.S., as compared to approximately 94% of product sales from the U.S. during the nine months ended September 30, 2002. The remaining sales during the first nine months of both 2003 and 2002 were primarily a result of VITOSS and CORTOSS sales in Europe.

Gross Profit. Our gross profit for the three and nine months ended September 30, 2003 was $3,445,064 and $9,228,666, respectively, or 82% and 83% of product sales, respectively. In comparison, our gross profit for the three and nine months ended September 30, 2002 was $2,438,134 and $6,267,100, respectively, or 87% and 85% of product sales, respectively. The decrease in gross profit margins for 2003 in comparison to 2002 is due to the slightly lower margins on the new product configurations sold under our VITOSS platform in the U.S. as well as slightly higher proportion of sales from outside of the U.S. during 2003 where the average selling price is lower in comparison to the U.S.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2003 were $5,418,078 and $15,722,397, respectively, as compared to $5,096,508 and $15,105,307 for the same periods in 2002. General & administrative expenses of $892,896 and $3,004,583 for the three and nine month periods ended September 30, 2003, respectively, were lower than the $1,344,385 and $3,823,172 incurred during the same periods in 2002. The decreases are mainly attributable to lower administrative headcount related costs. Selling & marketing expenses of $2,978,884 and $8,923,995 for the three and nine month periods ended September 30, 2003, respectively, increased from $2,314,991 and $6,460,188 during the comparable periods last year. Approximately 60% of the increases in each period in selling and marketing expenses are due to increased commissions paid to the independent sales agencies in the U.S. as a result of higher product sales and enhancements made to the independent sales agencies’ commission plans, and the remaining increases are due to the additional investment made in headcount as we build and expand distribution through our field sales team to support the growth of U.S. product sales. Research & development expenses of $1,546,298 for the three month period ended September 30, 2003 increased from $1,437,132 during the same period in 2002 due to development work associated with new product configurations to be sold under our VITOSS platform. For the nine months ended September 30, 2003, research and development expenses decreased to $3,793,819 from $4,821,947 during the same period in 2002. The decrease was primarily due to the completion of certain process development work relative to CORTOSS.

Other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $158,262 and $415,089 of net other expense for the three and nine months ended September 30, 2003, respectively. In comparison, for the three and nine months ended September 30, 2002, we recorded $100,462 and $225,349 of net other expense, respectively. The increase in net other expense between 2003 and 2002 is primarily attributed to higher revenue interest expense incurred as a result of the arrangement with Paul Royalty.

Net Loss. As a result of the foregoing factors, our net loss for the three and nine months ended September 30, 2003 was $2,131,276 and $6,908,820, respectively. In comparison, our net loss for the three and nine months ended September 30, 2002 was $2,758,836 and $9,063,556, respectively.

Dividends on Preferred Stock. For the nine months ended September 30, 2003, dividends declared of $268,521 were paid in Common Stock to holders of our Series A Preferred Stock. In addition, for the nine months ended September 30, 2003, we recorded $850,869 to recognize the implied discount as it relates to the increasing dividend rate, which was applicable to the Series A Preferred Stock in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock.” There were no dividends or deemed dividends recorded during the three months ended September 30, 2003 as a result of the conversion of the Series A Preferred Stock to Common Stock on June 27, 2003.

For the three and nine months ended September 30, 2002, dividends declared of $151,890 were paid in Common Stock to holders of our Series A Preferred Stock. In addition, for the three and nine months ended September 30, 2002, we recorded $3,604,962 to recognize the value associated with the beneficial conversion feature of the Series A Preferred Stock.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the three months ended September 30, 2003 was $2,131,276, or $.05 per common diluted share, on 40,025,619 weighted average common shares outstanding as compared to a net loss applicable to common shareholders for the three months ended September 30, 2002 of $6,515,688, or $0.33 per common share, on 20,019,701 weighted average common shares outstanding. The net loss applicable to common shareholders for the nine months ended September 30, 2003 was $8,028,210, or $.29 per common diluted share, on 27,344,866 weighted average common shares outstanding as compared to a net loss applicable to common shareholders for the nine months ended September 30, 2002 of $12,820,408, or $0.63 per common share, on 20,268,428 weighted average common shares outstanding.

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

As of September 30, 2003 and December 31, 2002, our investments consisted primarily of fully insured bank certificates of deposit. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During June 2003, we entered into agreements to sell 4,892,856 shares of Common Stock to several institutional investors for gross proceeds of approximately $13,700,000 and net proceeds of approximately $12,414,000. The investors also received five-year warrants to purchase 978,573 shares of Common Stock, exercisable for cash only, at an exercise price of $4.00 per share, subject to certain weighted average anti-dilution adjustments. The sale of the Common Stock and warrants took place between June 27, 2003, and July 2, 2003. During the three months ended June 30, 2003, we sold 2,211,417 of these shares of Common Stock for gross proceeds of $6,191,968 and net proceeds of $5,645,148. In addition, during the three months ended September 30, 2003, the Company sold the remaining 2,681,439 shares of Common Stock for gross proceeds of $7,508,029 and net proceeds of $6,768,375. In connection with this private placement transaction, we paid SG Cowen Securities Corporation placement agent fees consisting of approximately $987,000 in cash and five-year warrants to purchase an aggregate 146,786 shares of our Common Stock at an exercise price of $4.00 per share. The sale of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In addition, during October 2003, as payment of certain placement agent costs associated with the June and July 2003 Common Stock financing, we modified the exercise price and expiration date of these previously issued warrants. The per share exercise price of these warrants has been reduced from $4.625 to $2.80 and the expiration date has been extended from October 1, 2005 to October 1, 2008.

On July 9, 2003, we announced that we were calling for redemption on July 25, 2003 all of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock that were issued during July and October 2002 as part of our Series A Preferred Stock financing (see Note 5-Shareholders’ Equity to the consolidated financial statements, included in this report on Form 10-Q). Pursuant to the call for redemption, upon redemption, holders would have received a total of $0.10 per share of Common Stock issuable upon the exercise of warrants being redeemed. Alternatively, on or prior to July 25, 2003, holders could have elected to exercise their warrants at the per share price set forth in the applicable warrant instrument. The terms of the warrants provided that the exercise price of any warrants exercised through the redemption date be paid in cash. However, in an effort to decrease the aggregate number of shares issued upon the exercise of the warrants, among other matters, we agreed to offer all holders of the warrants the option to pay the exercise price by the surrender and cancellation of a portion of shares of Common Stock then held by the holder of such warrants or issuable upon such exercise of the warrants. Any shares so surrendered by holders electing the “cashless exercise” alternative offered by us were to be valued at $3.59 per share of Common Stock and credited toward the total exercise price due us upon the exercise of the warrants. This amount was equal to the average of the closing sale prices of our Common Stock for the 20 trading days preceding July 8, 2003, the date on which our Board of Directors approved the redemption of the warrants. Holders of the warrants called for redemption elected to exercise all of their warrants pursuant to the cashless exercise alternative offered by us and described above. Accordingly, during July 2003, we issued an aggregate 5,186,681 shares of our Common Stock upon the cashless exercise of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock.

The call for the redemption of the warrants issued in our Series A Preferred Stock and warrant financing consummated in July and October 2002 followed the automatic conversion of the Series A Preferred Stock into Common Stock on June 27, 2003. As a result of the average of the closing prices of our Common Stock as reported on the Nasdaq National Market over the 20 trading days ended June 26, 2003, on June 27, 2003, the shares of our Series A Preferred Stock became subject to an automatic conversion provision set forth in the terms of the Series A Preferred Stock. Based on facts known to us regarding the beneficial ownership of the holders of the Series A Preferred Stock at the time of such automatic conversion, of the 1,815 shares of Series A Preferred Stock outstanding on June 27, 2003, 1,508 shares automatically converted into 8,839,388 shares of Common Stock. As a result of terms of the Series A Preferred Stock that limit the number of shares of Series A Preferred Stock that automatically convert by virtue of beneficial ownership limitations applicable to certain shareholders, the remaining 307 shares of Series A Preferred Stock (the “Blocked Series A Preferred Shares”) have not yet converted but shall automatically convert into an aggregate of 1,799,531 shares of common stock as soon as the beneficial ownership limitation would not prevent such conversion. Nevertheless, as of June 27, 2003, dividends ceased to accrue on the Blocked Series A Preferred Shares and holders of the Blocked Series A Preferred Shares were no longer entitled to liquidation preferences, veto rights, anti-dilution protection or redemption rights. Accordingly, holders of the Blocked Series A Preferred Shares have no rights superior to holders of our Common Stock. The 1,799,531 shares of Common Stock have been included in the computation of basic and diluted loss per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

(b) Reports on Form 8-K.

On July 21, 2003, the Company filed a Form 8-K under Item 5, reporting amendments to the Company’s Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Amended and Restated 1997 Equity Compensation Plan, and the automatic conversion of its Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock.

On July 10, 2003, the Company filed a Form 8-K under Item 5, reporting a warrant redemption call.

On July 8, 2003, the Company filed a Form 8-K under Item 5, reporting that the Company had sold shares of its Common Stock and Common Stock purchase warrants in a private placement transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

November 13, 2003	By: ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President
(Principal executive officer)

November 13, 2003	By: JOSEPH M. PAIVA
Joseph M. Paiva
Chief Financial Officer
(Principal financial and accounting officer)