Form 10-K
period 2003-12-31
ORTHOVITA INC
filed 2004-03-09
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2003

or

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

19355

(Zip Code)

Registrant’s telephone number, including area code: (610) 640-1775

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of June 30, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $93,431,017. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the registrant’s Common Stock.

As of March 1, 2004, there were 40,525,462 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Orthovita, Inc.’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders (to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K) are incorporated into Part III of this annual report on Form 10-K by reference.

PART I

ITEM 1. BUSINESS

FORWARD LOOKING INFORMATION

In addition to historical facts or statements of current conditions, our disclosure and analysis in this Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, future financing and liquidity, adding direct sales representatives, the adequacy of available resources and other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements in this Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, demand and market acceptance of our products, and the other risk factors addressed in ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risks Related to Our Business” will be important in determining future results. In addition, our performance and financial results could differ materially from those reflected in the forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopaedic and medical device industries.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the Securities and Exchange Commission (“SEC”). This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Unless the context indicates otherwise, the terms “Orthovita,” “Company,” “we,” “us” or “our” herein refers to Orthovita, Inc. and, where appropriate, one or more of our subsidiaries.

GENERAL DEVELOPMENT OF OUR BUSINESS

Orthovita is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic biologically active tissue engineering products for restoration of the human skeleton. Our focus is on developing products primarily for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the orthopaedic market. We incorporated in 1992 and have developed or launched several product platforms:

•	VITOSS® Scaffold Synthetic Cancellous Bone Void Filler;

•	IMBIBE® Bone Marrow Aspirate Syringe used with VITOSS;

•	ENDOSKELETONTM TA Device;

•	CORTOSS® Synthetic Cortical Bone Void Filler; and

•	ALIQUOT™ Microdelivery System used with CORTOSS.

VITOSS has characteristics resembling those of cancellous bone with a lattice-like or spongy, porous structure. CORTOSS has characteristics resembling those of cortical bone, which is dense, structural and subject to bending, load bearing and twisting forces. Both cortical and cancellous bones can be damaged from traumatic injury and degenerative disease, such as osteoporosis, creating a need for both cortical and cancellous synthetic bone substitutes. In surgical procedures, IMBIBE or our VITOSS Canister may be used to deliver VITOSS to the bone graft site, and ALIQUOT may be used to deliver CORTOSS to the surgical site. In December 2003, we received 510(k) regulatory clearance for our ENDOSKELETON TA product platform in the U.S. from the U.S. Food and Drug Administration (“FDA”) (see GOVERNMENT REGULATION–United States below). ENDOSKELETON TA is a structural device, based on a proprietary Orthovita design, to replace damaged vertebral bodies .

Information regarding our product sales by geographic markets for the years ended December 31, 2003 and 2002 are included in Note 11 (Product Sales) to the consolidated financial statements, which is included elsewhere in this report on Form 10-K.

We have assembled a field sales network of independent sales agencies in the U.S. in order to market VITOSS and IMBIBE. In addition, we continue to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territories are under served. Our direct sales representatives work alone and/or in conjunction with our independent sales agencies. We intend to utilize our current field sales network to market ENDOSKELETON TA in the U.S. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and ALIQUOT.

We market and sell our products for only the indication(s) or use(s) that have received regulatory approval.

In August 2002, we entered into a supply agreement with BioMimetic Pharmaceutical Inc. (“BioMimetic”) that allows BioMimetic to use its recombinant human platelet derived growth factor (“rhPDGF”) in combination with our proprietary VITOMATRIX™ particulate synthetic scaffold biomaterial, which we produce in the same process used to manufacture VITOSS. Under the agreement, we will supply our proprietary calcium phosphate biomaterial to BioMimetic for its clinical and commercial use in conjunction with its rhPDGF. The agreement provides that, upon obtaining the requisite regulatory approvals, BioMimetic will market and sell the combined product, which is currently distributed for investigational use, in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

In March 2003, we entered into an agreement with Kensey Nash Corporation (“KNSY”) to jointly develop and commercialize new biomaterials-based products. The new products to be developed under this agreement will be based on our proprietary VITOSS Scaffold bone void filler material in combination with proprietary resorbable KNSY biomaterials. The intent of the agreement is to develop new products that can be brought to market through the U.S. FDA 510(k) or applicable regulatory process outside of the U.S. KNSY will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product wherever regulatory approval has been obtained. Following the approval, if any, of a new product under the agreement, we will have obligations to pay KNSY for manufacturing the product, achieve minimum sales levels for such approved product, and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product, VITOSS Scaffold Foam, and we commenced sales of the first product configuration under the VITOSS Scaffold Foam product platform during February 2004.

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

OUR PRODUCT PIPELINE AND RELATED CLINICAL APPLICATIONS

As further discussed below under the caption “Government Regulation,” our products and product candidates are subject to extensive regulation as medical devices by the FDA, regulatory authorities in Europe and regulatory authorities in other jurisdictions. In the European Union, we have selected TNO, or the Netherlands Organization for Applied Scientific Research, as our notified body (our “Notified Body”) under the Medical Devices Directive. Product approval applications for our products must be supported by valid scientific evidence, typically including clinical trial data, to demonstrate the safety and effectiveness of the products.

VITOSS Scaffold Synthetic Cancellous Bone Void Filler

VITOSS is a resorbable, beta-tricalcium, phosphate scaffold used as a bone void filler in orthopaedic and spinal procedures. The highly-porous physical structure of VITOSS allows it to be rapidly saturated with marrow, blood and nutrients providing the cells and signals that are required for bone growth and remodeling. VITOSS provides a three-dimensional structure which, we believe, allows for the three-dimensional regeneration of bone. VITOSS is covered by several U.S. issued patents and other U.S. and foreign patent applications are pending.

We received regulatory clearance for VITOSS in the U.S. from the FDA in December 2000 and CE Certification in the European Union from our Notified Body in July 2000 (see GOVERNMENT REGULATION-Europe below). The CE Certification permits us to sell VITOSS in all of the countries of the European Union as well as in other countries, such as Switzerland and Israel that have adopted the European Union’s regulatory standards. These regulatory approvals allow us to market VITOSS for use as a cancellous bone void filler for bony voids or gaps of the skeletal system, including the extremities, spine and pelvis. We also received regulatory approval in March 2001 to sell VITOSS for this use in Australia. We commenced sales of VITOSS in Europe in October 2000 and in the U.S. in March 2001.

Through 2002, VITOSS was available in two product configurations – VITOSS Block and VITOSS Standard Morsel. In February 2003, we began a rolling launch of two additional VITOSS configurations – VITOSS Micro Morsels and VITOSS Macro Morsels (see “NEAR-TERM PRODUCT DEVELOPMENT” below). In addition, during December 2003, we commenced sales of, on a limited basis, VITOSS Micro Morsel Canisters and VITOSS Standard Morsel Canisters. We received regulatory clearance for VITOSS Scaffold Foam product platform in the U.S. from the FDA under a 510(k) in December 2003, and commenced sales of the first product configuration under the VITOSS Scaffold Foam product platform during February 2004. These multiple product iterations are designed to provide a broader choice for our surgeon customers when utilizing VITOSS in various applications.

Bone Defect Repair. Injury or trauma to the bone, as well as degenerative conditions, disease and aging, affect the health and viability of the human skeleton. These conditions often result in the need for the repair of bone defects through a bone grafting procedure. Approximately 700,000 bone grafting procedures on a worldwide basis are performed each year in the spine, extremities and pelvis, representing a potential market of approximately $500,000,000. Bone grafting material is either (i) autograft material, which is often obtained or harvested from the iliac crest region of the patient’s own hip, or (ii) allograft material, which is obtained from a cadaver, or (iii) synthetically derived materials that provide one or more components of either scaffold (such as VITOSS), cells or signals. VITOSS has been used in bone grafting procedures as a bone void filler to provide a synthetic scaffold in a variety of applications, including those of the long bone, extremity, spine and pelvic areas.

A harvest of autograft material involves an additional procedure that extends surgical time, adding to costs and increasing blood loss and patient risk of infection or adverse reaction from the additional time under anesthesia. Of equal concern, harvesting bone for autograft sometimes causes protracted pain that may necessitate a trip back to the surgeon several months after the surgical procedure. Using VITOSS instead of autograft material avoids these potential complications of autograft harvest procedures.

As an alternative to the use of allograft material, VITOSS avoids any patient and surgeon quality concerns regarding the use of cadaver derived allograft material.

Spinal Repair. Many patients affected by severe back pain due to degeneration of one or more discs are treated with a spinal fusion procedure. Each year approximately 500,000 spinal fusions are done on a worldwide basis. In cases where the patient has advanced disc degeneration or spinal instability, spinal fusion involves the fusing together of adjoining vertebrae. This procedure involves a surgical incision in the patient’s back or abdomen and frequently requires the removal of the affected disc material and the surgical attachment of a metal implant, spinal fusion cage, or machined bone derived from a cadaver to provide the initial support for the two surrounding vertebrae. The metal implant, spinal fusion cage, or machined cadaver bone is usually packed with bone grafting material to help promote the union or fusion of the two adjacent vertebrae. As discussed above, bone grafting material is either (i) autograft material, (ii) allograft material, or (iii) synthetically derived materials including scaffolds such as VITOSS. For the reasons above, we believe the use of VITOSS, rather than allograft or autograft materials, in spinal repair procedures is preferable to both the patient and the surgeon.

Iliac Crest Repair. The bone grafting material used to pack the metal implant and cages used in spinal fusion procedure is often autograft material, obtained or “harvested” from the iliac crest region of the patient’s own hip through an operating procedure. This procedure leaves an open space in the iliac crest, which is often painful and slow healing. Each year, autograft material is used in approximately 200,000 spinal fusion procedures worldwide and that harvested material is used in another 100,000 non-spinal fusion related procedures worldwide. VITOSS can be used to repair the bone void left by the harvest procedure at the time of surgery and may reduce pain and speed healing time. In post-marketing studies of VITOSS for iliac crest repair, initial results indicated the use of VITOSS performs well in the formation of new bone. VITOSS also resulted in a reduction of incidence of post-operative bleeding and post-operative pain at the harvest site.

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

Hip and Knee Reconstruction. In nearly 15% of total joint reconstruction cases the reconstruction implant wears out or loosens. The worn or loose implant often must be revised through surgery where the affected implant is removed, the bones re-prepared and a new total joint device implanted. In these total joint revision surgeries, there is usually a need for bone graft materials since the loosened and worn implant can be destructive to the local bone tissue. VITOSS has been used in conjunction with joint revision implants in many hip and knee revision surgeries. VITOSS is packed into the defect of the acetabulum and femur in hip revision surgery and in the tibia and femur in knee revision surgery.

Dental, Periodontal, Oral and Cranio-Maxillofacial. In August 2002, we entered into a supply agreement with BioMimetic that allows BioMimetic to use its rhPDGF in combination with our proprietary VITOMATRIX particulate synthetic scaffold biomaterial, which we produce in the same process used to manufacture VITOSS. Under the agreement, we will supply our proprietary calcium phosphate biomaterial to BioMimetic for its clinical and commercial use in conjunction with rhPDGF. The agreement provides that, upon obtaining the requisite regulatory approvals, BioMimetic will market and sell the combined product, which is currently distributed for investigational use, in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

IMBIBE Bone Marrow Aspirate Syringe

In September 2001, we received regulatory clearance from the FDA to market IMBIBE for use as a bone marrow aspiration syringe in the U.S. IMBIBE provides spine and orthopaedic surgeons with a simple method for harvesting a patient’s own bone marrow, mixing it with VITOSS and delivering the mixture to the bone graft site. In March 2003, we received regulatory clearance from the FDA to market in the U.S. three additional IMBIBE syringes which, we believe, will provide greater flexibility and options for surgeons.

Near-Term Product Development

In an effort to increase product revenue in the next several years, we have developed and are continuing to develop new products under our approved VITOSS and IMBIBE product platforms. We are seeking to bring these product line extensions to market in the U.S. through the 510(k) regulatory process. These product line extensions will be in addition to our long-term IDE clinical programs with CORTOSS and RHAKOSS (see below). During 2003, we introduced the following new products to our product platforms:

VITOSS Scaffold Micro Morsels – 1-2 mm morsel size range provides surgeons the option to pack VITOSS more tightly into voids when appropriate and the smaller size fits through minimally invasive tube-sets. We began to sell VITOSS Scaffold Micro Morsels in the U.S. at the end of the first quarter of 2003.

VITOSS Scaffold Macro Morsels – 4-7 mm morsel size range provides surgeons the option to fill larger voids more efficiently and rapidly. We began to sell VITOSS Scaffold Macro Morsels in the U.S. at the end of the first quarter of 2003.

VITOSS Scaffold Canisters – functional packaging of VITOSS in 5 cc, 10 cc, 15 cc and 30 cc sizes. The canister is pre-filled with either VITOSS Micro Morsels or VITOSS Standard Morsels and allows surgeons to directly, and in a sterile environment, combine VITOSS with bone marrow aspirate in one step and to easily deliver the bone graft material during surgery. We began to sell these canisters through a limited number of our independent sales agencies and direct sales representatives in the U.S. at the very end of the fourth quarter of 2003, and fully released VITOSS Scaffold Canisters for sale in January 2004.

IMBIBE Syringes – 20 cc, 30 cc and 60 cc syringes provide surgeons with more options for combining VITOSS with bone marrow aspirate in a variety of sizes. We began to sell these additional IMBIBE syringe sizes in the U.S. at the end of the first quarter of 2003.

Bone Marrow Aspiration Needles – bone marrow aspirate needles in various sizes, diameters and lengths allow surgeons to have broader technique options for harvesting bone marrow aspirate for combination with VITOSS.

IMBIBE Disposable Funnels – disposable funnels which allow surgeons to easily deliver VITOSS directly into the surgical site. We began to sell these disposable funnels in the U.S. during the fourth quarter of 2003.

We intend for the 2004 product pipeline to include:

VITOSS Scaffold Foam – We received regulatory clearance for the VITOSS Scaffold Foam product platform in the U.S. from the FDA under a 510(k) in December 2003. VITOSS Scaffold Foam combines VITOSS with proprietary KNSY resorbable biomaterials. VITOSS Scaffold Foam is a bone graft material, which is pliant and compression resistant. VITOSS Scaffold Foam material may be imbibed with fluids such as bone marrow aspirate, blood, or saline and is capable of holding and retaining fluids. These properties of the VITOSS Scaffold Foam make it suitable for use in a variety of clinical applications. We commenced sales of VITOSS Scaffold Foam Strips, the first product configuration under the VITOSS Scaffold Foam product platform, during February 2004. We anticipate the launch of VITOSS Scaffold Foam Cylinders during the first quarter of 2004.

VITOSS Scaffold Foam Flow—We received regulatory clearance for VITOSS Scaffold Foam product platform, which includes VITOSS Scaffold Foam Flow, in the U.S. from the FDA under a 510(k) in December 2003. VITOSS Scaffold Foam Flow combines VITOSS with proprietary KNSY resorbable biomaterials. VITOSS Scaffold Foam Flow, when wet as recommended with sterile fluids (bone marrow, blood or saline) during a surgical procedure, yields a cohesive putty-like bone graft material, which is easily delivered to minimally invasive surgical sites. VITOSS Scaffold Foam Flow may be delivered through devices, such as funnels and tubes, to accommodate a variety of surgical procedures. We expect to launch VITOSS Scaffold Foam Flow during the second quarter of 2004.

We are seeking to further expand our VITOSS product portfolio during the second half of 2004.

ENDOSKELETON TA Device

In late December 2003, we received 510(k) FDA regulatory clearance to market our first device within our new ENDOSKELETON product platform. ENDOSKELETON TA is a structural device, based on a proprietary Orthovita design, to replace damaged vertebral bodies. ENDOSKELETON TA is designed to provide physiological support when used in conjunction with bone graft materials such as our recently cleared VITOSS Foam. The

ENDOSKELETON TA device provides an open frame that, when combined with bone graft materials, facilitates bone healing and permits direct visualization of the graft. We believe that this allows the surgeon to better assess the progress of healing. The ENDOSKELETON TA device is expected to be available through a focused commercial release by the end of the second quarter of 2004, with full commercial availability expected later in 2004.

CORTOSS Synthetic Cortical Bone Void Filler

CORTOSS is a high-strength, bone-bonding, self-setting composite engineered specifically to mimic the characteristics of human cortical bone. Laboratory tests demonstrate that CORTOSS exhibits compressive strength similar to human cortical bone and is bioactive such that it promotes direct bony apposition. For patients with poor bone healing capacity, as seen in osteoporotic patients, CORTOSS has been developed to be used in a variety of surgical procedures to provide structural stability and reinforcement of the bones after surgery. The surgeon’s goal is to repair the patient’s bone and provide mobility to the patient as quickly as possible. Prolonged bed rest or inactivity often results in decreased overall health for older, osteoporotic patients. In order to gain mobility quickly, structural stability must be provided in a short period of time.

CORTOSS’s simple mix-on-demand delivery system design allows for minimum waste and maximum ease of use and flexibility for the surgeon. CORTOSS is an injectable material that is delivered aseptically through a pre-filled, unit dose, disposable cartridge. Delivery of CORTOSS to the surgical site may be started and stopped for a prolonged period of time throughout the surgical procedure. Polymerization is initiated when CORTOSS is expressed through the static mix-tip and hardens within minutes. CORTOSS provides two stages of fixation: immediate mechanical interlock into porous bone, followed by intimate bone growth along the contours of the surface. CORTOSS develops a calcium phosphate-rich surface, which is equivalent in composition and structure to bone mineral. Six month CORTOSS histology (pre-clinical studies) shows direct, intimate bony contact. CORTOSS is covered by several U.S. issued patents and other U.S. and foreign patent applications are pending.

We received the CE Certification for CORTOSS for use in screw augmentation procedures in October 2001 in the European Union and regulatory approval in March 2001 in Australia, which allow us to sell CORTOSS in these territories as well as in other countries that have adopted the European Union’s regulatory standards. Screw augmentation is a procedure for the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. We successfully completed post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. In addition, during January 2003, we received CE Certification in the European Union to market CORTOSS for vertebral augmentation of vertebral compression fractures (“VCFs”) of the spine. Vertebral augmentation of VCFs is a procedure for repairing fractured vertebrae that can be performed on an outpatient or short-stay basis. During 2003, we completed patient enrollment of a FDA-approved investigational device exemption (“IDE”) pilot clinical study in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the vertebroplasty surgical technique, and upon FDA review of the pilot data, we received approval from FDA to begin patient enrollment of the pivotal phase of that clinical study. Also during 2003, we began patient enrollment of a second FDA-approved IDE pilot clinical study in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the kyphoplasty surgical technique. There can be no assurance that the data from any such clinical trials will support clearance or approval from the FDA to market this product for any of these uses. CORTOSS is not available for commercial distribution in the U.S.

Vertebral Augmentation of VCFs. There are approximately 700,000 patients worldwide with VCFs caused by osteoporotic bone or bone cancer resulting in severe pain and immobility. Of these, approximately 260,000 fractures are diagnosed. The traditional treatments, e.g., bed rest, bracing, narcotics or anesthetic injections, do not address the underlying fracture. Vertebral augmentation of VCFs has been reported to provide early pain relief in over 90% of osteoporotic patients. Early relief of pain provided by vertebral augmentation of VCFs allows patients to maintain better functional capacity. Functional capacity, in turn, is believed to be directly related to the ability to live independently and unassisted. We are not aware of any product that has received FDA approval or CE Certification for use in this procedure on the basis of controlled clinical data; however, surgeons currently use polymethylmethacrylate (“PMMA”) bone cement “off-label” which means the use of a product for a non-approved indication. We believe that CORTOSS is the only biomaterial in Europe certified for vertebral augmentation of VCFs injections based on prospective clinical studies. In addition, CORTOSS may have several advantages over PMMA in vertebral augmentation of VCFs, such as its ability to be seen by surgeons without adding additional materials such as barium when using imaging equipment in performing the procedure, its lower temperature setting that reduces the risk of tissue necrosis associated with PMMA, its higher compression strength and more natural elasticity and its ability to be mixed on demand. In addition, CORTOSS does not release free unreacted monomers into the patient’s body like PMMA. Monomer release has been shown to cause a variety of cardiopulmonary complications such as hypotension and emboli.

European Clinical Study. In July 2002, we completed patient enrollment in a multi-center prospective clinical study using CORTOSS in vertebral augmentation of VCFs in Europe. A total of 53 patients, including both osteoporotic VCFs and cancerous VCFs, were enrolled and over 90 vertebral levels were treated. Monitoring was conducted pre-operatively, and post-operative follow-up was completed at the end of one day, four days, eight days, one month, three months and six-months. The study results indicated that one month after treatment with CORTOSS, visual analog pain scores were reduced on average by 55%. This clinical study data was submitted and resulted in our receiving the CE Mark in Europe for CORTOSS for vertebral augmentation of VCFs.

Systematic Approach to CORTOSS in VCFs. We are pursuing a systematic approach to studying CORTOSS for use in vertebral augmentation of VCFs and to gain FDA approval. First, we completed the above-mentioned multi-center prospective clinical study in Europe. Next in May 2003, we completed patient enrollment in a U.S. pilot clinical study under an FDA IDE for vertebral augmentation of VCFs using the vertebroplasty surgical technique. The U.S. pilot clinical study utilized our ALIQUOT microdelivery system to inject CORTOSS directly into the fractured vertebrae. Thirdly, we received FDA approval, and have begun patient enrollment in a second pilot study using CORTOSS for vertebral augmentation of VCFs using the kyphoplasty surgical technique. With the kyphoplasty surgical technique, the fractured vertebral body is tamped and reduced on the inside of the vertebral body using disposable instrumentation, such as a balloon, prior to the injection of CORTOSS into the vertebral body. The fourth and final step in our systematic approach for approval of CORTOSS in vertebral augmentation of VCFs using the vertebroplasty surgical technique will be to enroll patients in the FDA-approved pivotal clinical study, which will study the use of CORTOSS in vertebral augmentation of VCFs. The pivotal study design includes a control group for comparison.

Screw Augmentation. Worldwide each year, approximately 1,500,000 orthopaedic procedures are performed using internal fixation devices that involve screws. About 1,000,000 of these involve long bone fractures that are treated with metal plates and screws and the remainder of these procedures involve hip fractures treated with compression screws and spinal fractures treated with pedicle screws.

Long Bone Screw Augmentation. In long bone fractures, screws are placed into the plate and serve to compress the fracture, permitting faster healing. These screws “strip” or fail to hold in approximately 150,000 osteoporotic patients each year due to poor bone quality, as is often the case in osteoporotic bone. Where screws fail to hold, current treatment options include: (i) replacement of the screw with a screw of larger diameter, which may further weaken the bone and is not always possible because of the size of the screw holes and/or the bone, (ii) replacing the plate with a longer plate with more screw holes to span the failed screw holes, which adds considerable time to the procedure, creates a larger wound area, increases the risk of other screws failing due to their removal and reimplantation, and in certain situations is anatomically not possible, (iii) leaving the plate with the failed screws as it is and giving the patient a non-load bearing cast for a prolonged period of time, which increases the risk of post-operative complications related to immobilization, such as deep venous thrombosis, or (iv) augmenting the screws with PMMA bone cement, which is cumbersome and time consuming because it needs to be manually mixed and transferred into a syringe for application and, after mixing there only is a small time window in which it can be used before it sets, making it difficult to augment more than one screw at a time. Additionally, PMMA bone cement is not approved in Europe or approved in the U.S. by the FDA for this indication. The use of CORTOSS to anchor the screw in a quick and efficient way will allow the full function of the screw to be restored. We are not aware of any cement products that have received FDA approval or CE Certification that would be in competition with CORTOSS for this indication.

A 37-patient multi-center clinical study in Europe of patients undergoing surgery to repair bone fractures demonstrated that CORTOSS allowed the successful use of metal screws in the repair procedures despite patients’ poor bone quality. The three-month study showed CORTOSS restored the holding power of 98 percent of previously failed bone screws, permitting the use of a plate to stabilize the fracture and healing in all 37 patients with no adverse events related to CORTOSS reported.

Pedicle Screw Augmentation. Many spinal surgeries today have become possible only due to the availability of instrumentation systems that allow manipulation and fixation of the individual elements of the spine. These instrumentation systems are attached to the spine by means of screws placed in the pedicle region of the vertebrae. In patients with sub-optimal bone quality, such as osteoporotic patients, the purchase or “bite” of these screws may be insufficient to maintain the integrity of the construction. There are approximately 280,000 patients in which pedicle screws are placed each year on a worldwide basis. Approximately 35,000 may require the augmentation of screws due to osteoporosis. We believe CORTOSS has the potential to ensure secure fixation of the screws, allowing the instrumentation systems to restore maximum fixation and stabilize the spine. Additionally, we believe CORTOSS’s mix-on-demand delivery system makes its use here convenient and practical. We are not aware of any products approved for this indication that would be in competition with CORTOSS.

Compression Screw Augmentation. Approximately 750,000 hip fractures occur annually worldwide of which an estimated 250,000 are repaired using compression screw augmentation. Many osteoporotic patients, particularly elderly women, suffer a fracture of the hip whereby the “ball” of the hip-and-socket, or the head of the femur leg bone, is separated from the rest of the bone. These fractures are often treated through the use of compression hip screws, which are placed through the femur bone and into the femoral head to stabilize and compress the fracture to permit healing. The healing of a fracture is directly proportional to the degree of stabilization. The failure of screws to purchase or hold is common, especially in osteoporotic bone. Additionally, in many cases, even after the screw gains initial hold, the screw’s sharp thread edges may cause the screw to cut through the bone and “walk-out” through the femoral head. Such a failure during or after the surgical procedure will result in the need for an artificial hip implant. We believe the use of CORTOSS to anchor the screw in a quick and efficient way will allow the full function of the screw to be restored. We are not aware of any products approved for this indication that would be in competition with CORTOSS.

In two separate clinical studies in Europe, CORTOSS was used to increase the holding power of screws in the bone and to protect the bone from the screw’s sharp threads. The first study included 25 patients with subtrochanteric fractures, which had been treated with dynamic hip screws and was completed during early 2002. The holding power of the screw was shown to increase significantly in all patients. This holding power was evidenced by an increase in torque resistance. To date, none of the augmented screws has shown movement. A second clinical study was successfully completed, which included 21 patients with intra-capsular fractures of the hip, and evaluated the effect of CORTOSS for the augmentation of two parallel screws used to reduce and fix the hip fracture. The use of CORTOSS for this indication has the potential to reduce the need for a second corrective surgery.

ALIQUOT Microdelivery System

Our ALIQUOT Microdelivery System facilitates effective delivery of our CORTOSS product directly to the surgical site. A two-part system of catheter and syringe dispenser is designed to assure effective delivery of CORTOSS in vertebral augmentation of VCFs and screw augmentation procedures. During the second quarter of 2002, we received CE Certification from our Notified Body for ALIQUOT. The ALIQUOT system was used as part of our European multi-center prospective clinical study for CORTOSS in vertebral augmentation of VCFs and is being used in the U.S. studies for CORTOSS in vertebral augmentation of VCFs. ALIQUOT is covered by U.S. issued patents.

RHAKOSS Synthetic Bone Spinal Implants

RHAKOSS is under development in Europe as a preformed composite, providing high strength while also allowing the ingrowth of host bone to address the spine repair needs of the vertebral interbody fusion and spinal reconstruction market. RHAKOSS is manufactured using our proprietary ORTHOBONE™ bioactive composite technology. RHAKOSS can be manufactured into any size or shape to optimize anatomic fit. RHAKOSS can be injection molded or machined, thus generating a potentially unlimited supply and consistent material performance. We believe that, if regulatory approval is obtained, RHAKOSS may represent a potential alternative to titanium/carbon fiber cages and allograft cadaver bone implants. We are developing RHAKOSS to combine the best features of first generation interbody fusion devices while eliminating many of the disadvantages of some currently available materials, such as inconsistent structural integrity, inability to visualize the graft material, potential concerns about disease transmission and potential limited supply. RHAKOSS is designed to mimic the radiolucency of bone, which means its transparency to x-ray and other radiation, as well as the strength and flexibility characteristics of bone.

We have completed patient enrollment for the pivotal phase of our RHAKOSS clinical study in Europe for patients undergoing cervical spinal fusion surgery. More than 70 patients have been enrolled and we will follow each patient for 24 months. Based upon 6-month follow-up clinical data, a CE Mark application was filed with our Notified Body in December 2003. There can be no assurances that the data from any such clinical trials will result in obtaining the CE Certification necessary to sell RHAKOSS in the European Union. In the U.S. during 2002, we filed an IDE with the FDA seeking approval to initiate human clinical studies for the use of RHAKOSS in cervical spinal fusion. The FDA has requested one-year clinical data from our European pivotal clinical study prior to the completion of their review of our IDE filing. We expect one-year data to be available during the third quarter of 2004.

Spinal Fusion. The current worldwide market estimate for interbody fusion devices including titanium cages, carbon fiber cages and cadaver bone dowels and spacers is approximately $445,000,000. We believe RHAKOSS potentially offers the surgeon and patient the consistency of engineered synthetics, with similar characteristics to those of human bone implants.

OUR RESEARCH & DEVELOPMENT

We employ a multidisciplinary approach to create biomaterials technology platforms, including composite engineering, polymer science, solution chemistry and nanoparticulate ceramic glass science to create novel biomaterials. We then use the new biomaterials to develop unique, synthetic, biologically-active products engineered to restore the human skeleton. Patents have been issued and additional patent applications have been filed to protect our key biomaterial developments. See “Patents and Proprietary Intellectual Property” below for additional information.

Our products under development to date have been the result of our internal research and development activities. We incurred approximately $5,088,000, $5,971,000 and $7,203,000 in research and development expenses in 2003, 2002 and 2001, respectively.

PATENTS AND PROPRIETARY INTELLECTUAL PROPERTY

Our product development strategy is to seek protection for our product technologies and manufacturing methods through the use of U.S. and foreign patents. We have filed or intend to file applications as appropriate for patents covering our technologies, products and processes. As of the date of this filing, the products we have developed and marketed are covered by one or more of our nine issued U.S. patents, fourteen pending U.S. patent applications and numerous counterparts of certain of these patents and pending patent applications worldwide, including Canada, Europe, Mexico and Japan.

SURGEON ADVISORY PANELS

We have two surgeon advisory panels. Our Surgeon Clinical Panel is comprised of international surgeon experts that provide product development advice and guidance to us. Our Scientific Advisory Board is made up of international surgeon experts that guide us regarding design and scientific issues. Certain members of the surgeon advisory panels have received options to purchase our Common Stock in exchange for services rendered, a practice that we may continue in the future.

MANUFACTURING AND PRODUCT SUPPLY

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with current Good Manufacturing Practice (“GMP”) regulations, Quality System Regulation (“QSR”), requirements, International Standards Organization (“ISO”) 9000 Series standards and equivalent requirements.

Our 16,200 square foot VITOSS and CORTOSS manufacturing facilities which produce our commercial products, are leased through July 2012 and are certified as meeting the requirements of ISO 9000: 2000 and European Norm (“EN”) 13485 for the period July 1, 2003 through July 1, 2006. These facilities are subject to inspection by the FDA for compliance with FDA device manufacture requirements. The most recent FDA inspection resulted with no corrective actions being required. In addition to the need for CORTOSS U.S. regulatory approval, in order to commercialize CORTOSS in the U.S., the CORTOSS manufacturing facility and quality assurance system must pass inspection by the FDA. We believe our manufacturing facility has the capacity to meet our commercial needs for the next several years. We are manufacturing VITOSS Canisters, IMBIBE, ENDOSKELETON TA, and ALIQUOT through outside third-party contract manufacturers. Our VITOSS is converted to VITOSS Scaffold Foam by KNSY, our development partner. Our third-party manufacturers are ISO 9001 certified or have been audited by us and determined to meet our quality system requirements (See GOVERNMENT REGULATION below).

Our ability to manufacture VITOSS and CORTOSS is dependent on a limited number of specialty suppliers of certain raw materials. We do not have any long-term supply agreements for raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Moreover, our failure to maintain strategic reserve supplies of each significant single-sourced material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Paul Capital Royalty Acquisition Fund, L.P.

SALES AND MARKETING

We have assembled a field sales network of independent sales agencies in the U.S. in order to market VITOSS and IMBIBE. In addition, we continue to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territories are under served. Our direct sales representatives work alone and/or in conjunction with our independent sales agencies. We intend to utilize our current field sales network to market ENDOSKELETON TA in the U.S. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and ALIQUOT.

The independent distributors outside of the U.S. and the end user customers in the U.S. do not have the right to return or exchange any products that they have purchased from us. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

COMPETITION

Extensive research efforts and rapid technological change characterize the market for products in the orthopaedic market. We face intense competition from medical device, biomedical technology, and medical products companies. Our products could be rendered noncompetitive or obsolete by competitors’ technological advances. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us and as a result may adversely impact our influence over the distribution channels for our products. These competitors may also be in the process of seeking FDA or other regulatory approvals, or patent protection, for new products. Our competitors could, therefore, commercialize new competing products in advance of our products. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations. We believe VITOSS faces competition from products currently on the market as well as products that may enter the market in the future.

Our share of the bone graft market is not significant due to the fact that our two commercial products have been commercially available for approximately three years, and we have only recently begun to expand our product configurations under our VITOSS platform. VITOSS was approved in the U.S. in December 2000 and launched in March 2001. CORTOSS, which was approved in Europe during the fourth quarter of 2001 for screw augmentation and in the first quarter of 2003 for vertebral augmentation of VCFs, has had limited European sales to date. Moreover, we do not expect CORTOSS to receive approval in the U.S. for at least several years, if at all. The companies against whom we currently compete are different than those that we had, at the time of product launch, expected to be our primary competitors. This is indicative of the dynamic market in which we operate. During 2002, the bone graft market saw the introduction of synthetic recombinant signaling growth factors, also known as bone morphogenic proteins (“BMPs”), into the synthetic segment of the marketplace. BMPs are growth factors that are believed to significantly accelerate the healing mechanism of bone. We believe the healing mechanism of bone is dependent upon the presence of all three of the following components: (i) signaling molecules, either provided by the patient or commercially provided such as with BMPs, (ii) the patient’s own stem cells or osteoprogenitor cells, and (iii) scaffold or bone graft material, either provided by the patient or commercially provided, such as by VITOSS.

We expect the introduction of BMPs to expand the overall bone graft market and in particular the synthetic segment of the bone graft market. However, it is too early for us to determine whether the market will place greater emphasis on the signaling molecule component ((i) above) over the other two components ((ii) and (iii) above) to the healing mechanism of bone. We believe that several factors mitigate against the broad use of BMPs, including (i) concern over BMPs causing excess bone growth in unwanted areas, and (ii) the current high cost of BMPs in comparison to commercial bone graft materials and to VITOSS in particular. Moreover, due to the high cost of BMPs and the potential to cause excessive bone growth, surgeons may prefer using only a small volume of BMPs in relation to the anatomic site where new bone growth is sought. VITOSS can be used in conjunction with, and complementary to, BMPs in applications where VITOSS can provide the volume of scaffold necessary to fill the defect site. Accordingly, we have developed a two-pronged marketing strategy that provides the option for surgeons to choose to use VITOSS either instead of, or concurrently with, the BMPs depending upon the surgical procedure and the patient’s physiological profile. Additionally, now that BMPs have been on the market for almost two years, it is generally believed that better carriers or scaffolds must be developed to expand clinical usage and utility of BMPs. We believe our VITOSS and VITOSS Scaffold Foam products may be used for this indication.

We do not know of any products that have received FDA approval or a CE Certification for screw augmentation and/or vertebral augmentation of VCFs that would be in competition with CORTOSS for these indications; however, we may face off-label use of PMMA bone cement products. RHAKOSS, if approved, will compete against established products in the market place, including those manufactured from metal carbon fiber and cadaver bone.

GOVERNMENT REGULATION

In order to market our products, we must apply for, be granted and maintain all necessary regulatory approvals and comply with all regulatory requirements in each applicable jurisdiction. To date, we have received regulatory clearance for VITOSS in the U.S. from the FDA under a 510(k) (see below) in December 2000 and the CE Certification in the European Union from our Notified Body in July 2000. In March 2001, we also received regulatory approval to sell VITOSS in Australia. The CE Certification permits us to sell our approved products in all of the countries of the European Union as well as in other countries, such as Switzerland and Israel, that have adopted the European Union’s regulatory standards. We received regulatory clearance for VITOSS Scaffold Canisters and VITOSS Scaffold Foam in November and December 2003, respectively, in the U.S. from the FDA under a 510(k). Product sales for VITOSS Scaffold Canisters and VITOSS Scaffold Foam began in late December 2003 and February 2004, respectively. In September 2001, we received regulatory clearance in the U.S. from the FDA under a 510(k) to market our IMBIBE product for use as a bone marrow aspiration syringe.

We received CE Certification for CORTOSS in October 2001 in the European Union and regulatory approval in March 2001 in Australia, which allows us to sell CORTOSS in these territories for use in securing screws in patients with weak bone caused by osteoporosis. In addition, during January 2003 our CE Certification was extended to enable us to market CORTOSS in the European Union for vertebral augmentation of VCFs, including compression fractures of the spine caused by osteoporosis and invasive tumors. During the second quarter of 2002, we received CE Certification from our Notified Body for ALIQUOT. During July 2003, we completed patient enrollment in an FDA IDE approved pilot clinical study in the U.S. for the use of CORTOSS for vertebral augmentation of VCFs using the vertebroplasty surgical technique, and during November 2003 we received approval from the FDA to begin the pivotal phase of this study. Also during 2003, we began patient enrollment of a second FDA-approved IDE pilot clinical study in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the kyphoplasty surgical technique. There can be no assurance that the data from any such clinical trials will support FDA clearance or approval to market this product for these uses (see MANUFACTURING AND PRODUCT SUPPLY above).

In December 2003, we received 510(k) regulatory clearance for our ENDOSKELETON TA product platform in the U.S. from the FDA.

United States

The medical devices that we manufacture and market, or intend to market, are subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (“FFD&C Act”) and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals/clearances and criminal prosecution.

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

Before we can introduce a new device into the market, we must generally obtain market clearance through a 510(k) notification or premarket approval through a premarket approval application (“PMA”). A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies be performed to establish the device’s “substantial equivalence”.

Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be “substantially equivalent” to a predicate device. Pursuant to the FFD&C Act, the FDA must make a determination with respect to a 510(k) submission within 90 days of its receipt. The FDA may, and often does, extend this time frame by requesting additional data or information.

A “not substantially equivalent” determination, or a request for additional information, could delay or prevent the market introduction of new products for which we file such notifications. For any of our products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions. The FDA has implemented a policy under which certain device modifications may be submitted as a “Special 510(k),” which will require only a 30-day review. Special 510(k) s are limited to those device modifications that do not affect the intended use or alter the fundamental scientific technology of the device and for which substantial equivalence can be demonstrated through design controls.

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

During the PMA review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that they are in compliance with applicable good manufacturing practices, or Quality System requirements.

If the FDA’s evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an “approvable letter,” which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When, and if, those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an approval letter, authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a “not approvable letter.” The FDA may also determine that additional clinical trials are necessary, in which case PMA approval may be delayed up to several years while we conduct additional clinical trials and submit an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which other companies have sought FDA approval have never been approved for marketing.

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

If clinical trials of a device are required in connection with either a 510(k) notification or a PMA and the device presents a “significant risk”, we will be required to file an IDE application prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is reviewed and approved by the FDA and one or more appropriate Institutional Review Boards (“IRBs”), clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a “non-significant risk” to the patient, we may begin the clinical trials after obtaining approval for the study by one or more appropriate IRBs, but not the FDA. For “significant risk” devices, we must submit an IDE supplement to the FDA and receive approval from the FDA before we, or our investigator, may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. IRB approval may be required for changes in the investigational plan for both non-significant risk and significant risk devices.

Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including reporting and record keeping requirements. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The most recent FDA inspection resulted with no corrective actions being required. The FFD&C Act requires devices to be manufactured in accordance with QSR requirements that impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Medical devices are also subject to post-market reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or efficacy problems occur after the product reaches the market, the FDA may impose severe limitations on the use of any approved or cleared product.

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

We are currently manufacturing VITOSS and CORTOSS in the U.S., distributing VITOSS and IMBIBE in the U.S. and distributing VITOSS, CORTOSS and ALIQUOT outside the U.S. We are manufacturing VITOSS Canisters, IMBIBE, ENDOSKELETON TA, and ALIQUOT in the U.S. through outside third-party contract manufacturers. Our VITOSS is converted to VITOSS Scaffold Foam by KNSY, our development partner. VITOSS, as well as any other products that we manufacture or distribute following their approval or clearance by the FDA, will be subject to extensive regulation by the FDA. If safety and efficacy problems occur after the product reaches the market, the FDA may impose severe limitations on the use of any approved or cleared product. Moreover, modifications to the approved or cleared product may require the submission of a new PMA or a PMA supplement, or a new 510(k) notification. We may not be successful in obtaining the approval or clearance of any new PMA, necessary PMA supplements, or new 510(k) notifications in a timely manner, if at all. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals/clearances and criminal prosecution.

Europe

In order to sell our products within the European Union, we are required to achieve compliance with the requirements of the European Union Medical Devices Directive (the “MDD”) and affix a CE Certification on our products to attest such compliance. To achieve this, our products must meet the “essential requirements” defined under the MDD relating to safety and performance and we must successfully undergo a verification of our regulatory compliance (“conformity assessment”) by an independent Notified Body. The nature of the conformity assessment will depend on the regulatory class of our products. Under European law, our products, other than IMBIBE and ALIQUOT, are likely to be in Class III. In the case of Class III products, we must (as a result of the regulatory structure which we have elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD and demonstrated by compliance with the ISO 9000: 2000 and EN 13485 standards for 2003). We are certified as meeting the requirements of ISO 9000: 2000 and EN 13485 for the period July 1, 2003 through July 1, 2006. Our Notified Body has audited our quality system and determined that it meets the requirements of the MDD. In addition, the Notified Body must approve the specific design of each device in Class III and IIa. As part of the design approval process, the Notified Body must also verify that the products comply with the essential requirements of the MDD. In order to comply with these requirements, we must, among other things, complete a risk analysis and may be required to present clinical data. The clinical data presented by us must provide evidence that the products meet the performance specifications claimed by us, provide sufficient evidence of adequate assessment of unwanted side effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. We will be subject to continued surveillance by the Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. We also will be required to comply with additional national requirements that are beyond the scope of the MDD.

Japan

In order to market our products in Japan, we must obtain the approval of the Japanese Ministry of Health, Labor and Welfare. We will need to conduct clinical trials for VITOSS and CORTOSS in Japan to obtain approval there for those two products. Accordingly, we will need to enter into a third party strategic alliance to conduct such clinical trials, obtain the necessary regulatory approvals and market VITOSS and CORTOSS in Japan. There can be no assurance that we will succeed in achieving such an alliance or that we will ultimately obtain the approvals necessary to market our products in Japan.

THIRD-PARTY REIMBURSEMENT

Successful sales of our products in the U.S. and other markets will depend on the availability of adequate coverage and reimbursement from third-party payers relative to our products. In the U.S., health care providers, such as hospitals and physicians that purchase or utilize our products for treatment of their patients, generally rely on independent third-party payers, such as private insurance companies or HMOs, and governmental payers, such as Medicare and Medicaid to reimburse all or part of the costs and fees associated with the provision of items and services using our products. Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these payers for the cost of procedures using our products.

Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services (“CMS”), through local fiscal intermediaries and carriers, that administers coverage and reimbursement for certain health care items and services furnished to the elderly and disabled. Medicaid is an insurance program for the poor that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern their individual program.

Medicare provides, among other things, health care benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and co-payments. The Medicare program has established, and continues to establish, standards and guidelines for the coverage and reimbursement of certain procedures, equipment, supplies and other items and services. Generally, in order to be covered and reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part.

The methodology for determining (1) the coverage status of our products; and (2) the amount of Medicare reimbursement for our products, varies based upon, among other factors, the setting in which a Medicare beneficiary received health care items and services. Acute care hospitals are generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the Prospective Payment System (“PPS”), acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, into which each Medicare beneficiary stay is assigned, regardless of the actual cost of the services provided. Certain additional or “outlier” payments may be made to a hospital for cases involving unusually high costs. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing the Company’s products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the services furnished to Medicare-eligible inpatients in which our products are utilized. Because PPS payments are based on predetermined rates and are often less than a hospital’s actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment, devices and supplies, including those sold by us, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. Our product revenue could be affected negatively if acute care hospitals discontinue product use due to insufficient reimbursement, or if other treatment options are perceived to be more profitable. Medicare also reimburses most outpatient services based on a prospective or predetermined fee schedule basis, subject to certain exceptions and limitations. Similarly, some states reimburse certain health care providers for inpatient services under their Medicaid programs by using prospective rates for diagnosis-related groups of illnesses. Therefore, health care providers may refuse to use our products if coverage or reimbursement is inadequate. Also, any changes in federal legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our products could have a material effect on our performance.

Inadequate coverage or reimbursement by private insurance companies and government programs could significantly reduce usage of our products. In addition, an increasing emphasis on managed care in the U.S. has placed, and we believe will continue to place, greater pressure on medical device pricing. Such pressures could have a material adverse effect on our ability to sell our products and to raise capital. Failure by hospitals and other users of our products to obtain favorable coverage or reimbursement from third-party payers or changes in governmental and private third-party payers’ policies toward coverage or reimbursement for procedures employing our products would reduce demand for our products.

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

EMPLOYEES

As of December 31, 2003, we had 86 full-time employees, with 55 employees at our Malvern, Pennsylvania headquarters, 27 employees throughout the U.S. and 4 employees in Europe.

ITEM 2. PROPERTIES

Our headquarters are located at the Great Valley Corporate Center in Malvern, Pennsylvania, which is a suburb of Philadelphia. Our manufacturing, research and development and administrative offices utilize approximately 25,000 square feet and the facility is leased through July 2012. We believe our manufacturing facility has the capacity to meet our commercial needs for at least the next several years. We also have our international sales and marketing activities based in our administrative office in Leuven, Belgium.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the Nasdaq National Market (“Nasdaq”) under the symbol “VITA.” We began trading on Nasdaq on August 2, 2000. We began trading on Nasdaq Europe in June 1998, and voluntarily de-listed from Nasdaq Europe on September 8, 2003 prior to the closing of that exchange. The following table reflects the ranges of high and low sale prices for our Common Stock as reported on Nasdaq and Nasdaq Europe for the stated periods.

	Nasdaq		Nasdaq Europe
	High	Low	High	Low
2003:
First Quarter	$4.05	$2.60	$3.85	$2.50
Second Quarter	3.75	2.73	3.75	3.00
Third Quarter	4.02	3.03	3.75	3.25
Fourth Quarter	3.99	3.01	Voluntarily de-listed September 8, 2003

2002:
First Quarter	$3.18	$1.77	$3.00	$1.75
Second Quarter	2.60	1.41	2.30	1.60
Third Quarter	2.99	1.26	2.95	1.59
Fourth Quarter	4.34	2.41	3.85	2.30

As of March 1, 2004 there were 169 holders of record for shares of our Common Stock. Since a portion of our Common Stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders. On March 1, 2004, the last reported sale price of the Common Stock as reported by Nasdaq was $3.74 per share. We have never declared or paid cash dividends on shares of our Common Stock and do not anticipate paying any cash dividends in the foreseeable future on shares of our Common Stock. Dividends declared in 2003 and 2002 of $268,521 and $423,618, respectively, were paid in shares of Common Stock to our holders of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (“Series A Preferred Stock”) prior to their automatic conversion into shares of Common Stock during the second quarter of 2003.

The voluntary de-listing from Nasdaq Europe has not and is not expected to have any impact on our shareholders or on our liquidity.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected historical consolidated financial data derived from the consolidated financial statements of Orthovita, Inc. and subsidiaries as of and for each of the five years in the period ended December 31, 2003. This data should be read in conjunction with our consolidated financial statements, including notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this report.

	Year ended December 31
	2003	2002	2001	2000	1999
Statement of Operations Data:
Product sales (1)	$15,468,621	$10,379,205	$3,940,395	$740,660	$1,054,120
Cost of sales (2)	2,637,472	1,578,765	719,373	170,041	324,590
Operating expense	21,252,581	20,176,085	17,474,630	15,191,162	10,755,317
Interest (expense) income, net	(580,024)	(294,299)	88,189	214,273	529,193
Net gain on sale of product line (1)	—	—	(375,000)	(3,070,921)	—
Dividends paid on Preferred Stock (3)	(268,521)	(423,618)	—	—	—
Deemed dividends on Preferred Stock (3)	(850,869)	(8,198,840)	—	—	—

Net loss applicable to common shareholders	$(10,120,846)	$(20,292,402)	$(13,790,419)	$(11,335,349)	$(9,496,594)

Net loss per share applicable to common shareholders, basic and diluted	$(0.33)	$(1.00)	$(0.82)	$(0.92)	$(0.83)

Shares used in computing basic and diluted net loss per share	30,942,390	20,223,182	16,841,970	12,281,117	11,411,896

	As of December 31
	2003	2002	2001	2000	1999
Condensed Balance Sheet Data:
Cash, cash equivalents and short-term investments	$22,462,350	$19,167,268	$12,906,557	$3,814,992	$8,873,545
Total assets	33,550,563	28,704,107	21,212,843	10,188,367	11,321,446
Working capital	25,106,437	19,917,349	12,713,603	747,835	4,118,730
Long-term liabilities (4)	7,725,256	7,850,891	5,634,626	1,307,425	616,726
Total shareholders’ equity	21,793,262	17,057,813	12,670,441	5,129,615	5,646,669

(1)	For 2003, 2002 and 2001, product sales primarily represent VITOSS sales in the U.S., Europe, Australia and Israel. For 2000, product sales represent VITOSS sales in Europe and BIOGRAN product sales prior to the sale of the BIOGRAN product line. On March 22, 2000, we sold the BIOGRAN dental grafting product line to Implant Innovations, Inc. (“3i”) for $3,900,000. For 1999, product sales represent BIOGRAN sales only.
(2)	Cost of Sales for the year ended December 31, 2000 primarily reflects cost of sales of BIOGRAN, since prior to European approval of VITOSS in July 2000, costs of producing VITOSS were charged to Research & Development expenses.
(3)	See Note 10 of Notes to the Consolidated Financial Statements for further discussion regarding the dividends paid and the deemed dividends on Preferred Stock.
(4)	Included in long-term liabilities is a revenue interest obligation of $7,167,000, $7,167,000 and $5,222,107 as of December 31, 2003, 2002 and 2001, respectively. See Note 6 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion includes statements about future operations, potential timing of regulatory approvals, strategies, and financial results. Although we believe our assumptions are reasonable, they could be inaccurate. Our actual future revenues and income could differ materially from our expected results. We have no obligation to publicly update or revise any forward-looking statements. These forward-looking statements are based on estimates and assumptions that involve risks and uncertainties, many of which are beyond our control or are subject to change and include, without limitation, the risk factors described below in “Certain Risks Related To Our Business” that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements.

OVERVIEW AND GENERAL DEVELOPMENT OF OUR BUSINESS

We utilize proprietary technologies applied to the development of biostructures, which are synthetic biologically active tissue engineering products for restoration of the human skeleton. Our focus is on developing products primarily for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the orthopaedic market. We incorporated in 1992 and have developed or launched several product platforms:

•	VITOSS® Scaffold Synthetic Cancellous Bone Void Filler (Approved in European Union in July 2000 and FDA approved in December 2001)

•	IMBIBE® Bone Marrow Aspirate Syringe used with VITOSS (FDA approved in September 2001)

•	ENDOSKELETON™ TA Device (FDA approved in December 2003)

•	CORTOSS® Synthetic Cortical Bone Void Filler (Approved in European Union in October 2001)

•	ALIQUOT™ Microdelivery System used with CORTOSS (Approved in European Union in second quarter of 2002)

We do not expect to receive FDA approval for the sale of CORTOSS in the U.S. for the next several years, if at all. Accordingly, we expect to focus our efforts on sales growth under our VITOSS product platform for the next several years through the extension of our VITOSS product line configurations. If the FDA does not clear additional new product line configurations under the 510(k) regulatory process, we may not generate cash flow in excess of operating expenses for the foreseeable future, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and short-term investments to fund operating activities.

We derive approximately 92% of our revenues primarily from VITOSS and IMBIBE product sales in the U.S. The remaining 8% of our revenues are derived from the VITOSS, CORTOSS and ALIQUOT product sales outside of the U.S. Approximately 92% of our total product sales of $15,468,621 for 2003 relate to the sale of VITOSS.

We have assembled a field sales network of independent sales agencies in the U.S. in order to market VITOSS and IMBIBE. In addition, we continue to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territories are under served. Our direct sales representatives work alone and/or in conjunction with our independent sales agencies. We intend to utilize our current field sales network to market ENDOSKELETON TA in the U.S.

Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and ALIQUOT.

To enhance our near term product development efforts, in March 2003, we entered into an agreement with Kensey Nash Corporation (“KNSY”) to jointly develop and commercialize new biomaterials-based products. The new products to be developed under this agreement will be based on our proprietary VITOSS Scaffold bone void filler material in combination with proprietary resorbable KNSY biomaterials. Following the approval, if any, of a new product under the agreement, we will have obligations to pay KNSY for manufacturing the product, achieve minimum sales levels for such approved product, and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product, VITOSS Scaffold Foam, and we commenced sales of the first product configuration under the VITOSS Scaffold Foam product platform during February 2004.

We believe our existing cash, cash equivalents and short-term investments of $22,462,350 as of December 31, 2003, will be sufficient to meet our currently estimated operating and investing requirements into 2005. During the year ended December 31, 2003, we sold 4,892,856 shares of Common Stock and warrants to purchase 978,573 shares of Common Stock for net proceeds of $12,392,785. In January 2004, a shelf registration was filed with the SEC that is expected to allow us to raise additional capital as needed. Therefore, we may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity.

For 2004, our goal is for product sales to increase by approximately 40% to 48%, reflecting the full launch of VITOSS Scaffold Canister and additional product configurations under our VITOSS Scaffold FOAM platform. In addition to our network of independent sales agencies in the U.S., we intend to augment our current direct sales team by doubling the number of direct sales representatives in the first half of 2004, to fully support the launch of these new products. As a result, the net quarterly loss for 2004 is expected to remain relatively steady over the next several quarters in comparison to the fourth quarter of 2003 as we make the required investments in our business infrastructure for future growth.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities as of the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

In the U.S., product sales revenue is recognized upon shipment of our product to the end user customer. Outside the U.S., revenue from product sales is recognized upon receipt of our product by our independent stocking distributors. We do not allow product returns or exchanges and we have no post-shipment obligations to our customers. Both our U.S. customers and our independent stocking distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and sales discounts are not offered. Revenue is not recognized until persuasive evidence of an arrangement exists, performance has occurred, the sales price is fixed or determinable and collectability is probable.

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

Inventory

Inventory is stated at the lower of cost or market value using the first-in first-out basis, or FIFO. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance is recorded as research and development expense. We maintain an inventory reserve allowance for an estimated amount of inventory, which may expire prior to its sale.

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”). In this financing, we sold Paul Royalty a revenue interest, in our VITOSS, CORTOSS and RHAKOSS products, in North America and Europe, and 2,582,645 shares of our Common Stock. The value of these shares at the time the transaction closed was $1.85 per share, or $4,777,893 in the aggregate. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation. On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the revenue interest obligation of $1,945,593, which made the balance of the revenue interest obligation $7,167,700 as of December 31, 2003 and 2002. Pursuant to the March 2002 Amendment, Paul Royalty surrendered to us 860,882 shares of our Common Stock that it had originally purchased in the October 2001 financing. In exchange, we surrendered our right to receive credits against the revenue interest obligation. The value of the surrendered shares of our Common Stock on March 22, 2002 was $2.26 per share, or $1,945,593 in the aggregate. The March 2002 Amendment also provided for a reduction in the amount required for us to repurchase Paul Royalty’s revenue interest, if a repurchase event was to occur (see Note 6 to the consolidated financial statements). This modification was accounted for as a treasury stock transaction with a decrease to shareholders’ equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification. Since this represents a non-monetary transaction, we utilized the fair market value of our Common Stock surrendered by Paul Royalty on March 22, 2002, or $1,945,593, to determine the fair value of the non-monetary consideration. This approach is in accordance with Accounting Principles Board (“APB”) Opinion No. 29 “Accounting for Nonmonetary Transactions”. The treasury stock was then retired in September 2002.

The products that are subject to the revenue interest have been approved and marketed for less than three years or are still under development. For these reasons, as of December 31, 2003 and for the foreseeable future, we cannot make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Future sales from VITOSS in the U.S. and VITOSS and CORTOSS in Europe, our approved products, are difficult to estimate. RHAKOSS is under development with human clinical trials initiated in Europe in April 2002. We have initiated two pilot clinical studies and one pivotal human clinical trial for CORTOSS in the U.S. There is no assurance that the data from these clinical trials will result in obtaining the necessary approval to sell CORTOSS in the U.S. or RHAKOSS in Europe. Even if such approval is obtained, future revenue levels, if any, are difficult to estimate. We have not started any human clinical trials necessary to obtain FDA approval to market RHAKOSS in the U.S. Accordingly, given the matters discussed above we have charged and, for the foreseeable future, we will continue to charge any payments made under the agreement to revenue interest expense as revenues subject to the revenue interest obligation are recognized. We will continue to monitor our product sales levels. Once we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method and the obligation will be reduced as principal payments are made. Revenue interest expense of $642,850, $386,893, and $65,750 has been recorded for the years ended December 31, 2003, 2002, and 2001, respectively. The revenue interest under this agreement is treated as interest expense in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues.”

Income Taxes

We account for income taxes in accordance with an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are recorded without consideration as to their realizability. The deferred tax asset includes net operating loss carryforwards, and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in our consolidated Statements of Operations but have been recorded as assets for tax return purposes. These tax assets are amortized over periods generally ranging from 10 to 17 years for tax purposes. The portion of any deferred tax asset, for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance against the asset. A valuation allowance has been established against all of our deferred tax assets since, given our history of operating losses, the realization of the deferred tax asset is not assured.

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. For options granted to employees, SFAS No. 123 allows a company either to record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25, and disclose the SFAS No. 123 fair value. For the years ended December 31, 2003, 2002 and 2001, we recorded $689,762, $326,093, and $354,557, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our stock. Cash and cash equivalents increased $5,289,082 from December 31, 2002 to 2003 due primarily to net proceeds of $12,392,785 received from the sale of 4,892,856 shares of our Common Stock and five-year warrants to purchase 978,573 shares of our Common Stock and offset, in part, by cash used in operations. We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. As of December 31, 2003 and 2002, cash, cash equivalents and short-term investments consisted of the following:

	Gross Unrealized
	Original Cost	Gains	Losses	Fair Market Value
December 31, 2003:
Cash and cash equivalents	$20,464,350	$—	$—	$20,464,350
Short-term investments: certificates of deposit	1,998,000	—	—	1,998,000

	$22,462,350	$—	$—	$22,462,350

Percentage of total assets				67.0%

December 31, 2002:
Cash and cash equivalents	$15,175,268	$—	$—	$15,175,268
Short-term investments: certificates of deposit	3,992,000	—	—	3,992,000

	$19,167,268	$—	$—	$19,167,268

Percentage of total assets				66.8%

The following is a summary of selected cash flow information:

	Year Ended December 31
	2003	2002	2001
Net cash used in operating activities	$(8,413,547)	$(11,143,286)	$(14,785,792)
Net cash provided by (used in) investing activities	1,358,973	(4,506,031)	(895,523)
Net cash provided by financing activities	12,277,642	17,631,695	24,950,020
Effects of exchange rate changes on cash and cash equivalents	66,014	286,333	23,226

Net increase in cash and cash equivalents	$5,289,082	$2,268,711	$9,291,931

NET CASH USED IN OPERATING ACTIVITIES

OPERATING CASH INFLOWS-

Operating cash inflows for 2003 have been derived primarily from VITOSS and IMBIBE product sales in the U.S. and from VITOSS, CORTOSS, and ALIQUOT product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and short-term investments.

Operating cash inflows for 2002 were likewise derived primarily from VITOSS and IMBIBE product sales in the U.S. and from VITOSS and CORTOSS product sales outside the U.S. We also received cash inflows from interest income on cash equivalents and short-term investments.

OPERATING CASH OUTFLOWS-

Our operating cash outflows for 2003 have primarily been used for the production of inventory, additional investments made in strengthening our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territory is under served in order to support the growth of U.S. product sales and the increased commissions paid to the independent sales agencies and direct sales representatives in the U.S. as a result of higher product sales. In addition, funds have been used for development and pre-clinical and clinical activities in preparation for regulatory filings of our products in development. Additionally for the year ended December 31, 2003, we paid a contractually required advance payment of $1,000,000 to Paul Royalty. Of the $1,000,000 paid to Paul Royalty, $642,850 was earned during 2003 and the balance of $357,150 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2003.

In comparison, our operating cash outflows for 2002 were primarily used for development, manufacturing scale-up qualification, pre-clinical and clinical activities in preparation for regulatory filings of our products in development. In addition, funds were used for the production of inventory, increase in sales and marketing staffing, development of marketing materials and payment of sales commissions related to the commercialization of VITOSS and CORTOSS products.

OPERATING CASH FLOW REQUIREMENTS OUTLOOK—

We do not expect to receive FDA approval for the sale of CORTOSS and RHAKOSS in the U.S. for the next several years, if at all. Accordingly, we expect to focus our efforts on sales growth under our VITOSS product line for the next several years through the extension of our VITOSS product line configurations, collection and publication of VITOSS post-clinical data for marketing and sales purposes, and improvements to our distribution channels. In addition, in an effort to further accelerate the growth of sales in future quarters, we are continually investing in our field sales network by adding direct sales representatives to our organization for those territories in the U.S. where we either do not currently have independent sales agency coverage or the territory is under served. Our efforts to grow sales and reduce our losses are heavily dependent upon the timing of receipt of FDA 510(k) clearance for new product line configurations, the timing of subsequent launch and acceptance of our new product line configurations, such as VITOSS Scaffold Foam and VITOSS Scaffold Foam Flow, the rate at which we add new direct sales representatives and the rate at which our field sales network generates sales in their respective territories. Any efforts to grow sales are subject to certain risks related to our business, which are described in this Form 10-K for the year ended December 31, 2003 under the caption “Certain Risks Related to Our Business.” If the FDA does not clear additional new product line configurations under the 510(k) regulatory process, we do not expect sales to generate cash flow in excess of operating expenses for the foreseeable future, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and short-term investments to fund operating activities.

There may be future quarterly fluctuations in spending. We expect increases in the use of cash to build inventory for the launch of several VITOSS product line configurations and for the ENDOSKELETON TA platform. Prior to the launch of each new product line configuration, significant inventory levels must be manufactured. The inventory will be manufactured in anticipation of the receipt of regulatory clearance, so as to prepare for rapid commercial launch of the product, once cleared, to our network of independent sales agencies and direct sales representatives. If the inventory is built in the reporting periods prior to the receipt of the required regulatory clearance, the cost of the inventory manufactured will be expensed in accordance with SFAS No. 2 “Accounting for Research and Development Costs.” The gross margins for the new VITOSS product line configurations are expected to be slightly lower than that for the current VITOSS product line.

We also expect to continue to use cash, cash equivalents and short-term investments during 2004 and 2005 in operating activities associated with research and development, including product development for our VITOSS product line configurations and the ENDOSKELETON TA platform, clinical trials in the U.S. for CORTOSS, marketing activities in support of our other products under development and the associated marketing and sales activities with VITOSS and IMBIBE in the U.S. and VITOSS, CORTOSS and ALIQUOT outside the U.S. During November 2003, the pivotal clinical study for the study of CORTOSS in vertebral compression fractures was approved by the FDA; therefore, we will incur costs associated with patient enrollment for this pivotal study in 2004 and 2005. In Europe, we began selling VITOSS in the fourth quarter of 2000, CORTOSS for screw augmentation procedures in the fourth quarter of 2001, ALIQUOT in the third quarter of 2002 and CORTOSS for vertebral augmentation of VCF procedures in the first quarter of 2003. In the U.S., we began selling VITOSS in the first quarter of 2001 and IMBIBE in the third quarter of 2001. In the U.S. during the second quarter of 2003, we began to sell the first product line extensions, VITOSS Micro Morsels and VITOSS Macro Morsels under the VITOSS platform. In December 2003, we also began selling VITOSS Micro Morsel Canisters and VITOSS Standard Morsel Canisters, and in February 2004, we began selling the first product configurations under the VITOSS Scaffold Foam product platform. Future cash flow levels from VITOSS, CORTOSS, IMBIBE and ALIQUOT product sales are difficult to predict, and product sales to-date may not be indicative of future sales levels. VITOSS, CORTOSS and ALIQUOT sales levels in Europe may fluctuate due to the timing of any distributor stocking orders and may experience seasonal slowdowns during the summer months. Sales of VITOSS and IMBIBE in the U.S. may fluctuate due to the timing of orders from hospitals.

We have entered into and may enter additional financing arrangements where we pay revenue sharing amounts on the sales of certain products. Revenue sharing arrangements can increase expenses related to the sale of our products.

In March 2003, we entered into an agreement with KNSY to jointly develop and commercialize new biomaterials-based products. These products are subject to regulatory clearance. KNSY will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product worldwide. Following the regulatory clearance of a new product under the agreement, we will have obligations to pay KNSY for manufacturing the product, achieve minimum sales levels in the first two years for such approved product, and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product, VITOSS Scaffold Foam, and we commenced sales of the first product configuration under the VITOSS Scaffold Foam product platform during February 2004.

In addition, beginning in 2003, and during the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the required $1,000,000 advance payment in respect of net sales of our VITOSS and CORTOSS products. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000. For the year ended December 31, 2003, Paul Royalty earned $642,850 of the $1,000,000 advance payment made to them and the remaining $357,150 of the advance payment was recorded in prepaid revenue interest expense as of December 31, 2003. The $357,150 was applied against the balance of $1,100,000 payment that was made in February 2004. The amount of the advance payment remains $3,000,000 in the years 2005 through 2016. While we have sufficient cash at the end of 2003 to make the required $1,100,000 advance payment to Paul Royalty during 2004, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2005 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that period, with any excess advance payments to be refunded to us shortly after the end of the year.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

INVESTING CASH INFLOWS–

During 2003, we received $1,994,000 from the sale of investment grade marketable securities.

INVESTING CASH OUTFLOWS–

We have invested $635,027 and $514,031 for the year ended December 31, 2003 and 2002, respectively, primarily for the purchase of leasehold improvements, manufacturing equipment and research and development equipment in order to further expand our product development and manufacturing capabilities.

During the year ended December 31, 2002, $3,992,000 was used for the purchase of investment grade marketable securities.

INVESTING CASH OUTLOOK—

We expect the rate at which we invest funds in 2004 related to the purchase of leasehold improvements and capital equipment to increase slightly compared to 2003. We anticipate investments in additional manufacturing equipment related to our VITOSS product line extensions. We anticipate approximately 75% of our capital equipment needs to be financed through notes payable.

NET CASH PROVIDED BY FINANCING ACTIVITIES

FINANCING CASH INFLOWS–

During the year ended December 31, 2003, we sold 4,892,856 shares of Common Stock and warrants to purchase 978,573 shares of Common Stock at a price of $2.80 per share for net proceeds of $12,392,785 (see Note 10 to the consolidated financial statements).

During 2003 and 2002, we received $302,248 and $80,635, respectively, from stock option and warrant exercises and purchases of Common Stock under our Employee Stock Purchase Plan.

For 2003 and 2002, we received proceeds of $292,293 and $788,380, respectively, from borrowings under notes payable.

During 2002, we sold 1,900 shares of Series A Preferred Stock at $10,000 per share together with five-year warrants to purchase 8,352,872 shares of Common Stock at $1.612 per share, for net cash proceeds of $17,337,350 in 2002. We incurred additional costs of $124,404 during 2003 associated with the sale of the Series A Preferred Stock and warrants, which were offset against the proceeds of the transaction. On June 27, 2003, the shares of Series A Preferred Stock became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock.

FINANCING CASH OUTFLOWS–

During the year ended December 31, 2003, we incurred additional costs of $124,404 associated with the sale of the Series A Preferred Stock and warrants in July and October 2002.

During 2003 and 2002, $334,479 and $491,473, respectively, were used to repay capital lease obligations, respectively. Also, during 2003 and 2002, $250,801 and $83,197, respectively, were used for the repayment of notes payable.

FINANCING REQUIREMENTS OUTLOOK—

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as well as the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe our existing cash, cash equivalents and short-term investments of $22,462,350 as of December 31, 2003, will be sufficient to meet our currently estimated operating and investing requirements into 2005. In January 2004, a shelf registration was filed with the SEC that is expected to allow us to raise additional capital as needed. Therefore, we may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. Any such financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or revenue sharing arrangements. In addition, any such financing may not be available in amounts or on terms acceptable to us.

RESULTS OF OPERATIONS

This section should be read in conjunction with the detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur operating losses in the future as we continue our product development efforts.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Product Sales. Product sales for 2003 increased 49% to $15,468,621 as compared to $10,379,205 for 2002. The product sales increase from 2002 to 2003 is primarily attributable to improved market penetration of our VITOSS Scaffold Micro Morsels and Macro Morsels product configurations, which are sold under our VITOSS product platform in the U.S. Additionally, the improved penetration resulted from our investments made during the second half of 2003 in our U.S. field sales network to improve our distribution and market coverage. Approximately 92% of product sales for 2003 were from VITOSS and IMBIBE sales in the U.S., as compared to approximately 93% of product sales from the U.S. during 2002. The remaining sales during both 2003 and 2002 were primarily a result of VITOSS and CORTOSS sales in Europe.

Gross Profit. Our gross profit for the year ended December 31, 2003 was $12,831,149 or 83% of product sales. In comparison, our gross profit for the year ended December 31, 2002 was $8,800,400 or 85% of product sales. The decrease in gross profit margins for 2003 in comparison to 2002 is due to the slightly lower margins on the new product configurations sold under our VITOSS platform in the U.S. as well as slightly higher proportion of sales from outside of the U.S. during 2003, where the average selling price is lower in comparison to the U.S.

Operating Expenses. Operating expenses for year ended December 31, 2003 were $21,252,581 compared to $20,176,085 for the same period in 2002.

General & administrative expenses for the year ended December 31, 2003 were $3,985,841, a 25% decrease from $5,334,298 in 2002. The lower general & administrative expenses were principally due to lower administrative headcount related costs.

For the year ended December 31, 2003, selling & marketing expenses increased 37% to $12,178,503 from $8,870,748 in the comparable period last year. The increase in selling and marketing expenses was principally due to additional investments made in strengthening our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territory is under served in order to support the growth of U.S. product sales and the increased commissions paid to the independent sales agencies and direct sales representatives in the U.S. as a result of higher product sales.

For the year ended December 31, 2003, research and development expenses decreased to $5,088,237 from $5,971,039 during the same period in 2002, due to the completion in 2002 of certain process development work relative to CORTOSS.

Net Other Expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $580,024 and $294,299 of net other expense for the years ended December 31, 2003 and 2002, respectively. The increase in net other expense between 2003 and 2002 is primarily attributed to higher revenue interest expense under the arrangement with Paul Royalty incurred as a result of higher product sales.

Net Loss. As a result of the foregoing factors, our net loss for the year ended December 31, 2003 was $9,001,456 compared to a net loss of $11,669,944 for the year ended December 31, 2002.

Dividends on Preferred Stock During the years ended December 31, 2003 and 2002, we declared and paid dividends of $268,521 and $423,618, respectively, on the Series A Preferred Stock. These dividends were paid in-kind by issuing an aggregate of 84,281 and 146,311 shares of our Common Stock, respectively. Due to the automatic conversion during the second quarter of 2003 of the Series A Preferred Stock described above, no dividends were required to be paid for periods after March 31, 2003.

During the third and fourth quarters of the year ended December 31, 2002, we recorded a charge of $7,980,672 that represented a deemed dividend relating to the intrinsic value of the beneficial conversion feature of the Series A Preferred Stock.

The original terms of the Series A Preferred Stock stated that beginning after June 30, 2004, for any shares of Series A Preferred Stock still outstanding and not converted to Common Stock, the dividend rate will increase each quarter by an additional two percentage points per year, up to a maximum dividend rate of 14% per year. Accordingly, for the years ended December 31, 2003 and 2002, we recorded $850,869 and $218,168, respectively, of dividend accretion related to the higher dividend rates applicable to the Series A Preferred Stock for periods beginning after June 30, 2004 in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock”

(“SAB 68”). We consider the quarterly reporting period in which the BCF was recognized to be appropriately excludable from the period of dividend attribution as described in SAB 68, since the third quarter of 2002 already included a disproportionate dividend attribution. Due to the BCF on the July 2002 closing, we commenced recognition of the implied discount addressed in SAB 68 in the fourth quarter of 2002. Similarly, for the October 2002 closing, no additional dividend was recorded pursuant to SAB 68 as the fourth quarter of 2002 included the BCF for the October 2002 closing. The SAB 68 discount relating to the October 2002 closing began to be recorded in the first quarter of 2003.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the year ended December 31, 2003 was $10,120,846, or $0.33 per common share, on 30,942,390 weighted average common shares outstanding as compared to a net loss applicable to common shareholders for the year ended December 31, 2002 of $20,292,402, or $1.00 per common share, on 20,223,182 weighted average common shares outstanding.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Product Sales. Product sales for the year ended December 31, 2002 were $10,379,205 compared to $3,940,395 for the year ended December 31, 2001. Product sales for 2002 consisted primarily of VITOSS and IMBIBE sales in the U.S., as well as VITOSS, CORTOSS and ALIQUOT sales outside the U.S. Product sales for 2001 consisted primarily of VITOSS sales in the U.S., as well as VITOSS sales in Europe, Australia and Israel and CORTOSS sales in Europe during the fourth quarter of 2001.

Gross Profit. Our gross profit for the year ended December 31, 2002 and 2001 was $8,800,440 and $3,221,022, respectively, or 85% and 82% of product sales, respectively. The improved gross profit margin for 2002 in comparison to 2001 is a result of a higher proportion of sales from the U.S. during 2002 where the average selling price is higher in comparison to outside of the U.S.

Operating Expenses. Operating expenses for the year ended December 31, 2002 were $20,176,085 compared to $17,474,630 for 2001. General & administrative expenses for the year ended December 31, 2002 were higher than the same period in 2001 primarily due to increased costs for property and casualty insurance and severance. Selling and marketing expenses for the same twelve-month periods from 2001 to 2002 increased primarily as a result of increased commission expense paid to the independent commissioned sales agencies in the U.S. on higher VITOSS product sales, increased staffing and other spending related to the support of product sales. Research and development expenses decreased for the year ended December 31, 2002, as compared to the same period in 2001 primarily as a result of the completion of certain process development activities primarily related to CORTOSS and the initiation of commercial scale manufacturing.

Net Other Expense. Net other income includes interest income, interest expense and revenue interest expense. We recorded $294,299 of net other expense for the year ended December 31, 2002 compared to $88,189 of net other income for the year ended December 31, 2001. The decrease in net other income between 2002 and 2001 is primarily attributed to revenue interest expense in 2002 as a result of the royalty arrangement with Paul Royalty and lower interest income.

Net Gain On Sale of Product Line. In connection with the sale of the BIOGRAN dental grafting product line to 3i in March 2000, we received $3,900,000, of which $400,000 was held in escrow until March 2001. During 2001, we realized a net gain on the transaction of $375,000 when the balance of the escrow was released to us. During 2002 the balance of the escrow was released to us.

Net Loss. As a result of the foregoing factors, our net loss for the year ended December 31, 2002 was $11,669,944 compared to a net loss of $13,790,419 for the year ended December 31, 2001.

Dividends on Preferred Stock For the year ended December 31, 2002, dividends declared of $423,618 were paid in Common Stock to holders of our Series A Preferred Stock. In addition for the year ended December 31, 2002, we recorded $218,168 in dividend accretion related to the higher dividend rates applicable to the Series A Preferred Stock for periods beginning after June 30, 2004 in accordance with SAB 68, and we recorded a one-time, non-cash charge of approximately $7,980,672 that represents a deemed dividend relating to the intrinsic value of the beneficial conversion feature of the Series A Preferred Stock.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the year ended December 31, 2002 was $20,292,402, or $1.00 per common share, on 20,223,182 weighted average common shares outstanding as compared to a net loss applicable to common shareholders for the year ended December 31, 2001 of $13,790,419, or $0.82 per common share, on 16,841,970 weighted average common shares outstanding.

CONTRACTUAL OBLIGATIONS

	Leases	Capital Lease Obligations and Notes Payable	Total
2004	$363,160	$425,986	$789,146
2005	270,249	320,700	590,949
2006	275,448	125,576	401,024
2007	284,337	6,400	290,737
2008	291,777	—	291,777
2009 and thereafter	1,046,626	—	1,046,626

	$2,531,597	$878,662	$3,410,259

Leases. We lease office space and equipment under non-cancelable operating leases. For the years ended December 31, 2003, 2002 and 2001, lease expense was $423,059, $493,202 and $421,535, respectively.

Capital Lease Obligations and Notes Payable. During July 2002, we entered into a financing arrangement with a lending institution. The arrangement provided individual notes payable with a term of 35 months from each individual note’s inception. The notes payable are secured by certain capital assets. During 2003, we closed on two individual notes totaling $292,293 with annual interest of approximately 10.42%. During 2002, we closed on three individual notes totaling $788,380 with annual interest of approximately 11.29%.

During January 2002, we entered into a $125,000 capital lease financing arrangement with a different lending institution. The term of this lease is 60 months with an annual interest rate of 11.45%.

In 1997, we secured a $1,200,000 capital asset lease financing arrangement with a lending institution which was increased an additional $1,500,000 in December 1998. The term of each individual lease is 42 months from each individual lease’s inception and annual interest is approximately 10.85% and 9.4% under the 1997 and 1998 arrangements, respectively. We have utilized all available financing under this capital lease arrangement.

Revenue Interest. During October 2001, we completed a $10,000,000 product development and equity financing with Paul Royalty. In this financing, we sold Paul Royalty a revenue interest in our VITOSS, CORTOSS and RHAKOSS products in North America and Europe and 2,582,645 shares of our Common Stock for gross proceeds of $10,000,000. The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS in North America and Europe through 2016, subject to certain adjustments. During 2003, Paul Royalty received 4.375% of VITOSS and CORTOSS product sales. Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and RHAKOSS in North America and Europe and the 12% revenue interest we pay to one of our wholly-owned subsidiaries, on the sales of these products. As of December 31, 2003, we were in compliance with all financial covenants. However, if we fail to maintain the specified financial covenants, Paul Royalty can demand that we repurchase its revenue interest. In addition to the failure to comply with the specified financial covenants, the occurrence of certain events triggers Paul Royalty’s right to require us to repurchase its revenue interest.

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of December 31, 2003, we would have owed Paul Royalty approximately $15,511,000. If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on certain pledged assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on these pledged assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of December 31, 2003 or as of the date of this filing. In the event that we were required to repurchase Paul Royalty’s revenue interest, Paul Royalty would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest transaction.

Our failure to maintain strategic reserve supplies of each significant single-source material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Paul Royalty.

In addition beginning in 2003, and throughout the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the contractually required advance payment of $1,000,000. Of the $1,000,000 paid to Paul Royalty, $642,850 was earned in 2003 and the balance of $357,150 was included in prepaid revenue interest expense as of December 31, 2003. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, which was paid to Paul Royalty during February 2004. The $357,150 balance was applied against the $1,100,000 paid in February 2004. The amount of the advance payment remains $3,000,000 in the years 2005 through 2016. While we believe that we will have sufficient cash at the end of 2004 to make the required $3,000,000 advance payment to Paul Royalty during 2005, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2006 through 2016. While the advance payments will impact cash flow within a given year, they will not affect earnings as the advance payments are credited within each year against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

Agreement with Kensey Nash Corporation

In March 2003, we entered into an agreement with Kensey Nash Corporation (“KNSY”) to jointly develop and commercialize new biomaterials-based products. KNSY will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product worldwide. Following the approval, if any, of a new product under the agreement, we will have obligations to pay KNSY for manufacturing the product, to achieve minimum sales levels for such approved product and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product, VITOSS Scaffold Foam, and we commenced sales of the first product configuration under the VITOSS Scaffold Foam product platform during February 2004.

CERTAIN RISKS RELATED TO OUR BUSINESS

An investment in the shares of our Common Stock involve a high degree of risk. You should carefully consider the information set forth below before investing in our Common Stock. The trading price of our Common Stock could decline due to any of these risks, and you may lose some or all of your investment.

If our approved products are not commercially successful, our operating results will be impaired.

We are highly dependent on successfully selling our products for which we have received regulatory approval. We expect regulatory approvals in the U.S. for our products under development, if obtained at all, to take several years. To date, we have received regulatory approval to market VITOSS, CORTOSS and ALIQUOT for specified uses in the European Union, Australia and countries adhering to the regulatory standards of the European Union. We have also received regulatory clearance to market VITOSS, ENDOSKELETON TA and IMBIBE in the U.S. For these reasons, we are dependent upon VITOSS and CORTOSS and their ancillary products, ENDOSKELETON TA, IMBIBE and ALIQUOT, in their respective approved markets to generate sufficient revenues to sustain operations in the future.

If we are unable to increase sales of our approved products, our operating results will be affected adversely.

Because our products have been commercially available for sale for less than three years and the markets for our products are evolving, we cannot accurately predict either the future growth rate of product sales, if any, or the ultimate size of these markets. Certain factors that may limit our ability to increase sales include:

•	our dependence on the efforts of independent sales agencies and independent distributors to promote the use of our products, over which we have limited control;

•	our ability to hire and train qualified direct sales representatives to enhance our field sales network;

•	the introduction of new products into the market by competing orthopaedic companies based upon other competing technologies;

•	our dependence on the continued publication of independent pre-clinical and clinical data to support the use of our products;

•	our need to train a sufficient number of surgeons to create demand for our products; and

•	the need for payors to authorize insurance reimbursement for procedures using our products.

Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. Surgeons will not use our products unless they determine, based on experience, clinical data and recommendations from prominent surgeons and mentors, that our products are safe and effective. Our products are based on new, innovative technologies that have not been previously used and must compete with more established treatments currently accepted as the standards of care. The attributes of some of our products may require some changes in surgical techniques that have become standard within the medical community, and there may be resistance to change. Therefore, for these products, we must be able to convince surgeons who currently favor existing techniques to switch to new procedures that would use our products. Many surgeons will not purchase our products until there is sufficient, long-term clinical evidence to convince them to alter their existing treatment methods. We believe our product marketing efforts to date have been made to a group of early adopting surgeons. In addition, surgeons may be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement for our products. Any failure to gain market acceptance of our products could result in lower sales and the inability to become profitable.

If we are unable to operate an effective field sales network, our ability to generate sales and become profitable will be impaired.

We have assembled a field sales network of independent sales agencies in the U.S. in order to market VITOSS and IMBIBE. In addition, we continue to strengthen our field sales network through the recent addition of approximately twenty direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territories are under served. Our direct sales representatives work alone and/or in conjunction with our independent sales agencies. We intend to utilize our current field sales network to market ENDOSKELETON TA in the U.S. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and ALIQUOT.

Any failure to maintain and manage our field sales network will impair our ability to generate sales and become profitable.

We are dependent upon these independent stocking distributors outside the U.S. and independent sales agencies in the U.S. for the sale of our products. There can be no assurance that the independent stocking distributors and independent sales agencies will perform their obligations in their respective territories as expected or that we will continue to derive any revenue from these arrangements. We cannot assure that our interests will continue to coincide with those of our independent stocking distributors and independent sales agencies or that the independent stocking distributors and independent sales agencies will not develop independently, or with alternative companies, other products that could compete with our products.

The U.S. independent sales agencies selling our VITOSS and IMBIBE products generally sell products from other orthopaedic companies. A single independent sales agency may sell VITOSS and IMBIBE to end user hospitals, as well as hardware manufactured by other orthopaedic companies consisting of metal plates, screws and titanium spinal cages. Should any of these other orthopaedic companies add a bone graft material to their product line, our independent sales agencies could decide to stop carrying VITOSS and terminate their arrangement with us. Our sales could also be adversely affected if, for any reason, one or more of our successful independent sales agencies lost their hardware product line provided by other orthopaedic companies. Similarly, our independent sales agencies may be unable or unwilling to carry or effectively sell VITOSS should any of these other orthopaedic companies introduce new products into the market based upon other technologies that could compete with VITOSS. Additionally, our sales could be adversely affected if one or more of our successful independent sales agencies eliminated VITOSS from their product line and terminated their arrangement with us. These same matters may also adversely affect sales by one or more of our independent stocking distributors outside the U.S.

Our ability to penetrate the markets we intend to serve is highly dependent upon the quality and breadth of the other product lines carried by our distribution network, the components of which may change from time to time, and over which we have little or no control. The complete product line represented by the independent stocking distributors and independent sales agencies, including our products, is an important factor in the independent stocking distributors’ or independent sales agencies’ ability to penetrate the market in their respective territories.

In an effort to further accelerate the growth of sales, we began adding direct sales representatives to our organization for certain territories in the U.S. during 2003. The addition of direct sales representatives will increase our operating expenses. Furthermore, there is no assurance that adding direct sales representatives will improve sales or that our direct sales representatives will be successful in generating sufficient sales to cover the cost of supporting their sales activities. There is no assurance that we will be able to attract and retain qualified personnel to market and sell our products. Finally, we have not directly sold our products in the past and may not successfully implement this type of sales and distribution method.

The “off-label” use of our products may harm the reputation of our products.

The medical devices that we manufacture and market, or intend to market, are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”), the European Union Medical Devices Directive (the “MDD”) and other worldwide regulatory agencies. In order to market our products, we must apply for, be granted and maintain all necessary regulatory approvals in each applicable jurisdiction for specified uses of the products. We market and sell our products only for their approved indication(s) or use(s); however, we cannot control a surgeon’s “off-label” use of our product.

We believe there has been an unmet medical need for an injectable material for use in procedures to repair vertebral compression fractures (“VCFs”). In an attempt to address this need, we pursued clinical studies in Europe to demonstrate the safety of using our injectable product CORTOSS in this type of procedure. CORTOSS subsequently received a CE Certification in January 2003 for use in repairing vertebral compression fractures. However, surgeons may have attempted to use CORTOSS “off-label” in procedures to repair vertebral compression fractures performed prior to the European Union’s approval of CORTOSS for this type of procedure. Furthermore, all surgeons have not been trained in the proper use of CORTOSS in vertebral augmentation of VCFs, since the European Union only recently approved the use of CORTOSS for that type of procedure. A surgeon who has not been properly trained to use CORTOSS in a procedure to repair vertebral compression fractures could pose a risk to the reputation of our CORTOSS product. The occurrence of an adverse event while using our product “off-label” could adversely affect the reputation of CORTOSS or any of our other products as well as our reputation. As of the date of this filing, we are not aware that off-label uses of our products have had a material adverse effect on our reputation or the reputation of our products.

If we do not successfully train a sufficient number of surgeons, demand for our products could be adversely affected.

It is critical to the commercial success of our products that our independent stocking distributors, independent sales agencies, and direct sales representatives succeed in training a sufficient number of surgeons and in providing them adequate instruction in the use of our products. This training requires a commitment of time and money by surgeons that they may be unwilling to give. Even if surgeons are willing, if they are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could damage our business and reduce product sales.

If health care providers cannot obtain third-party coverage and reimbursement for procedures using our products, or if such coverage and reimbursement is inadequate, we may never become profitable.

Successful sales of our products in the U.S. and other markets will depend on the availability of adequate coverage and reimbursement from third-party payors. Healthcare providers, such as hospitals and surgeons that purchase medical devices for treatment of their patients, generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance reimbursement plans are central to new product acceptance. Healthcare providers may refuse to use our products including, but not limited to, CORTOSS and RHAKOSS, if coverage or reimbursement are inadequate. We do not yet know how coverage and reimbursement will be handled for all of our products because some procedures that use our products are new and reimbursement policies regarding these procedures have not been finalized. Inadequate coverage or reimbursement by private insurance companies and government programs could significantly reduce usage of our products.

In addition, an increased emphasis on managed care in the U.S. has placed, and we believe will continue to place, greater pressure on medical device pricing. Such pressures could have a material adverse effect on our ability to sell our products. Failure by hospitals and other users of our products to obtain favorable coverage or reimbursement from third-party payors or changes in governmental and private third-party payors’ policies toward coverage or reimbursement for procedures employing our products would reduce demand for our products.

Any investigation or prosecution under the anti-fraud and abuse laws may adversely affect our business.

In addition to the Medicare coverage and reimbursement limitations discussed above, other aspects of the Medicare program may negatively affect us or our products. In 1977, Congress adopted the Medicare and Medicaid Anti-Fraud and Abuse Amendments of 1977, which have been strengthened by subsequent amendments and the creation of the Office of Inspector General (“OIG”) to enforce compliance with the statute, as amended (the “Anti-Fraud and Abuse Law”). The Anti-Fraud and Abuse Law prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration in any form as an inducement or reward for either the referral of patients or the arranging for reimbursable services. A violation of the statute is a felony and could result in criminal and civil penalties, including exclusion from the Medicare program. The

Department of Health and Human Services has issued regulations from time to time setting forth so-called “safe harbors,” which would protect certain limited types of arrangements from prosecution under the statute. Failure to comply with each element of a particular safe harbor does not mean that an arrangement is in violation of the Anti-Fraud and Abuse Law. The purpose of the safe harbors is to set forth standards for certain non-violative arrangements. We believe our arrangements are in compliance with the federal Anti-Fraud and Abuse Law; however, no assurance can be given that regulatory authorities will not take a contrary position.

Federal law also provides for minimum periods of exclusion from federal and state health care programs for certain offenses and frauds. Also, the federal Civil False Claims Act prohibits knowingly presenting (including “causing” the submission of) a false, fictitious or fraudulent claim for payment to the United States. Actions under the Civil False Claims Act may be brought by the Attorney General or as an action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the Civil False Claims Act, and the threat of significant liability, in its investigations of health care providers, suppliers and manufacturers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million dollar settlements. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources in investigating healthcare providers’, suppliers’ and manufacturers’ compliance with health care billing, coverage and reimbursement rules and fraud and abuse laws. Any investigation, prosecution or sanction under state or federal fraud and abuse laws could have a materially adverse effect on our business.

Health care reimbursement or reform legislation could materially affect our business.

If any national health care reform or other legislation or regulations are passed that imposes limits on coverage or the amount of reimbursement for certain types of medical procedures or products, or on the number or type of medical procedures that may be performed, or that has the effect of restricting a physician’s ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products. Our product sales depend largely on U.S. and foreign government health care programs and private health insurers reimbursing patients’ medical expenses. Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payers for the cost of procedures using our products. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the health care industry and its related costs. These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations. In a number of foreign markets, the pricing and profitability of health care products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for health care products or medical devices may adversely affect our sales and profitability.

We may need to raise additional capital in the future. If we are unable to raise additional capital in the future, our product development could be limited and our long term viability may be threatened; however, if we raise additional capital, your percentage ownership as a shareholder of Orthovita will decrease and constraints could be placed on the operation of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our stock. We believe our existing cash, cash equivalents and short-term investments of approximately $22,462,000 as of December 31, 2003 will be sufficient to meet our currently estimated operating and investing requirements into 2005. While we have no immediate plans to do so, we may seek to obtain additional funds at any time in the future through subsequent equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock or require contractual or other restrictions on our operations or on alternatives that may be available to us in considering strategic transactions, dividend or liquidation preferences, debt service and/or revenue sharing arrangements. Any such required financing may not be available in amounts or on terms acceptable to us. Factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds include, without limitation:

•	unforeseen developments during our pre-clinical and clinical trials;

•	further enhancements to our field sales network;

•	delays in the timing of receipt of required regulatory approvals;

•	unanticipated expenditures in research and development or manufacturing activities;

•	delayed market acceptance of our products;

•	unanticipated expenditures in the acquisition and defense of intellectual property rights;

•	the failure to develop strategic alliances for the marketing of some of our products;

•	additional inventory builds to adequately support the launch of new product configurations;

•	unforeseen difficulties in establishing and operating an effective direct sales and distribution network;

•	unforeseen changes in healthcare reimbursement for procedures using our products;

•	inability to increase sales of our approved products;

•	inability to train a sufficient number of surgeons to create demand for our products;

•	lack of financial resources to adequately support our operations;

•	difficulties in maintaining commercial scale manufacturing capacity and capability;

•	unforeseen problems with our third-party manufacturers and service providers or with our specialty suppliers of certain raw materials;

•	unanticipated difficulties in operating in international markets;

•	inability to meet our obligations under a revenue sharing agreement;

•	unanticipated financial resources needed to respond to technological changes and increased competition;

•	unforeseen problems in attracting and retaining qualified personnel to market our products;

•	enactment of new legislation or administrative regulation;

•	the application to our business of new court decisions and regulatory interpretations;

•	claims that might be brought in excess of our insurance coverage;

•	any imposition of penalties for failure to comply with regulatory guidelines; or

•	management’s perception that in the future, uncertainties at that time, relating to these factors may increase.

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

The jurisdictions in which we will seek to market our products will regulate these products as medical devices. In most circumstances, we and our independent stocking distributors and independent sales agencies must obtain regulatory approvals and otherwise comply with extensive regulations regarding safety, quality and efficacy standards. These regulations vary from country to country, and the regulatory review can be lengthy, expensive and uncertain. We may not obtain or maintain the regulatory approvals necessary to market our products in our targeted markets. Moreover, regulatory approvals that are obtained may involve significant restrictions on the anatomic sites and types of procedures for which our products can be used. In addition, we may be required to incur significant costs in obtaining or maintaining our regulatory approvals. If we do not obtain or maintain regulatory approvals to enable us to market our products in the U.S. or elsewhere, or if the approvals are subject to significant restrictions, we may never generate significant revenues. The regulatory requirements in some of the jurisdictions where we currently market or intend to market our products are outlined below.

United States

Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. To date, we have received approval from the FDA to market products under our VITOSS, ENDOSKELETON TA and IMBIBE product platforms. After the completion of an FDA-approved IDE pilot clinical study, during 2003, we received approval from the FDA to conduct a pivotal clinical study in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the vertebroplasty surgical technique and intend to enroll patients beginning in 2004. Also during 2003, we received approval from the FDA and began patient enrollment of a second FDA-approved IDE pilot clinical study in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the kyphoplasty surgical technique. There can be no assurance that the data from these clinical trials will support FDA clearance or approval to market this product for this use.

We are currently manufacturing VITOSS and CORTOSS in the U.S., distributing VITOSS and IMBIBE in the U.S. and distributing VITOSS, CORTOSS and ALIQUOT outside the U.S. We are manufacturing VITOSS Canisters, IMBIBE, ENDOSKELETON TA, and ALIQUOT in the U.S. through outside third-party contract manufacturers. In addition, during March 2003, we entered into an agreement with KNSY whereby KNSY will have the exclusive right to manufacture any approved jointly developed products under the agreement for seven years. Our VITOSS is converted to VITOSS Scaffold Foam by KNSY, our development partner. VITOSS, as well as any other products that we manufacture or distribute following their approval by the FDA, will be subject to extensive regulation by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may impose severe limitations on the use of any approved or cleared product. Moreover, modifications to the approved or cleared product may require the submission of a new approval application or application supplement. We may not be successful in obtaining approval to market the modified product in a timely manner, if at all. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

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

Requirement of CE Certification in the European Union. To market a product in the European Union, we must be entitled to affix a CE Certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE Certification allows us to market a product in all of the countries of the European Union, as well as in other countries, such as Switzerland and Israel, that have adopted the European Union’s regulatory standards. To date, we have received a CE Certification for the use of VITOSS as a bone void filler and for the use of CORTOSS in screw augmentation and vertebral augmentation of VCF procedures. Additionally, we are conducting clinical trials with RHAKOSS as an interbody fusion device for use in cervical spinal fusion surgery. There can be no assurance that we will receive CE Certification for VITOSS and CORTOSS for additional indications for use, if requested, or that we will received CE Certification for RHAKOSS or any of our other products under development.

Requirement of approval in Japan. In order to market our products in Japan, we must obtain the approval of the Japanese Ministry of Health, Labor and Welfare. We will need to conduct clinical trials for VITOSS and CORTOSS in Japan to obtain approval there for those two products. Accordingly, we will need to enter into a third party strategic alliance to conduct such clinical trials, obtain the necessary regulatory approvals and market VITOSS and CORTOSS in Japan. There can be no assurance that we will succeed in achieving such an alliance or that we will ultimately obtain the approvals necessary to market our products in Japan.

If we do not manage commercial scale manufacturing capability and capacity for our product in compliance with regulatory requirements and in a cost-effective manner, our product sales may suffer.

Our VITOSS and CORTOSS manufacturing facilities produce commercial products and are currently certified as meeting the requirements of European Norm (“EN”) ISO 13485 for the period July 1, 2003 through July 1, 2006 and are subject to inspection by the FDA for compliance with FDA device manufacture requirements. The most recent FDA inspection resulted with no corrective actions being required. In addition to the need for regulatory approval of CORTOSS in the U.S., in order to commercialize CORTOSS in the U.S., the CORTOSS manufacturing facility and quality assurance system must first pass inspection by the FDA. We are manufacturing VITOSS Canisters, IMBIBE, ENDOSKELETON TA, and ALIQUOT through outside third-party contract manufacturers. Our VITOSS is converted to VITOSS Scaffold Foam by KNSY, our development partner. Our third-party manufacturers and development partners are ISO 13485 certified or have been audited by us and determined to meet our quality system requirements.

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

Failure to comply with such regulations or a delay in attaining compliance may result in:

•	warning letters;

•	injunctions suspending our manufacture of products;

•	civil and criminal penalties;

•	refusal to grant premarket approvals, CE Certifications or clearances to products that are subject to future or pending submissions;

•	product recalls or seizures of products; and

•	total or partial suspensions of production.

We are dependent upon a limited number of specialty suppliers of certain raw materials.

Our ability to manufacture VITOSS and CORTOSS is dependent on a limited number of specialty suppliers of certain raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Moreover, our failure to maintain strategic reserve supplies of each significant single-sourced material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Paul Royalty. Although we believe that we maintain good relationships with our suppliers, there can be no guarantee that such supplies and services will continue to be available with respect to our current and future commercialized products.

We are dependent upon third-party manufacturers for the supply of certain products that we sell.

We are manufacturing VITOSS Canisters, ENDOSKELETON TA, IMBIBE and ALIQUOT through outside third party contract manufacturers. Our third party manufacturers are ISO 9001 certified or have been determined by us to meet our quality system requirements. In addition, our VITOSS is converted to VITOSS Scaffold Foam by KNSY, our development partner. During March 2003, we entered into an agreement with KNSY to jointly develop and commercialize new biomaterials-based products. The new products that may be developed under this agreement will be based on our proprietary VITOSS bone void filler material in combination with biomaterials proprietary to KNSY. KNSY will have the exclusive right to manufacture any such approved jointly developed products under the agreement for seven years. There can be no guarantee these third-party manufacturers will continue to provide such supplies and services with respect to our current and future commercialized products.

The difficulties of operating in international markets may harm sales of our products.

The international nature of our business subjects us and our representatives, independent sales agents and independent stocking distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products are sold. The types of risks that we face in international operations include but are not limited to:

•	the imposition of governmental controls;

•	logistical difficulties in managing international operations; and

•	fluctuations in foreign currency exchange rates.

Our international sales and operations may be limited or disrupted if we cannot successfully meet the challenges of operating internationally.

If losses continue in the long term, it could limit our growth in the orthopaedic industry and slow our generation of revenues, or jeopardize our viability.

To date, we have not been profitable. We have incurred substantial operating losses since our inception and, at December 31, 2003, had an accumulated deficit of approximately $92,013,000. These losses have resulted principally from:

•	the development and patenting of our technologies;

•	pre-clinical and clinical studies;

•	preparation of submissions to the FDA and foreign regulatory bodies;

•	the development of manufacturing, sales and marketing capabilities; and

•	unforeseen competitor developments that adversely affect our field sales network.

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

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Royalty. In this financing, we sold Paul Royalty a revenue interest and 2,582,645 shares of our Common Stock. The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. During 2003, Paul Royalty received 4.375% of VITOSS and CORTOSS product sales. This revenue interest percentage can increase if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. We do not currently expect that changes in the revenue interest percentage resulting from fluctuations in sales of products subject to the revenue interest will have a material effect on operating results for a period when considered relative to sales of the products for that period.

Beginning in 2003, and throughout the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the contractually required advance payment of $1,000,000. Of the $1,000,000 paid to Paul Royalty, $642,850 was earned in 2003 and the balance of $357,150 was included in prepaid revenue interest expense as of December 31, 2003. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, which was paid to Paul Royalty during February 2004 (net of the prepaid revenue interest balance of $357,150 as of December 31, 2003). The amount of the advance payment remains $3,000,000 in the years 2005 through 2016.

While we believe that we will have sufficient cash at the end of 2004 to make the required $3,000,000 advance payment to Paul Royalty during 2005, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2006 through 2016. While the advance payments will impact cash flow within a given year, they will not affect earnings as the advance payments are credited within each year against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe, and the 12% revenue interest we pay to one of our wholly-owned subsidiaries, on the sales of our products (collectively, the “Pledged Assets”). We are also required to maintain:

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

As of December 31, 2003, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest.

In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Paul Royalty’s right to require us to repurchase its revenue interest:

•	a judicial decision that has a material adverse effect on our business, operations, assets or financial condition;

•	the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments;

•	a voluntary or involuntary bankruptcy that involves us or one of our wholly owned subsidiaries;

•	our insolvency;

•	a change in control of our company; and

•	the breach of a representation, warranty or certification made by us in the agreements with Paul Royalty that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice thereof from Paul Royalty.

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of December 31, 2003, we would have owed Paul Royalty $15,510,642.

The repurchase price for Paul Royalty’s revenue interest as of a given date is calculated in three steps. First, a specified annual rate of return (not to exceed 45%) is applied to Paul Royalty’s $10,000,000 original purchase price from October 16, 2001 to the date of determination of the repurchase price. Second, the result obtained from the first step of the calculation is added to the original $10,000,000 purchase price. Third, the sum obtained from the second step of the calculation is reduced by both $3,333,333 and the actual revenue interest paid during the specified period.

If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of December 31, 2003 or as of the date of this filing. In the event that we repurchased Paul Royalty’s revenue interest, Paul Royalty would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest assignment transaction.

Our results of operations may fluctuate due to factors out of our control, which could cause volatility in our stock price.

VITOSS, IMBIBE, CORTOSS, ALIQUOT and ENDOSKELETON TA are currently our only products for which we have received regulatory approvals for sale either in the U.S. and/or the European Union. VITOSS is cleared for sale in the U.S. and the European Union. IMBIBE is cleared for sale in the U.S. CORTOSS and ALIQUOT are cleared for sale in the European Union. ENDOSKELETON TA was cleared for sale in the U.S. during December 2003. We began selling VITOSS in Europe in the fourth quarter of 2000 and began selling VITOSS in the U.S. late in the first quarter of 2001. We began sales of CORTOSS in Europe and IMBIBE in the U.S. at the end of 2001, we began sales of ALIQUOT in Europe in the second quarter of 2002.

Future levels of VITOSS, CORTOSS, ALIQUOT, IMBIBE and ENDOSKELETON TA, product sales are difficult to predict. Sales of VITOSS, IMBIBE, CORTOSS, and ALIQUOT to-date may not be indicative of future sales levels. VITOSS, CORTOSS and ALIQUOT sales levels in Europe may fluctuate due to the timing of any independent distributor stocking orders and VITOSS and IMBIBE sales levels may fluctuate in the U.S. due to the timing of orders from hospitals. We have not yet begun to sell ENDOSKELETON TA in the U.S. Our results of operations may fluctuate significantly in the future as a result of a number of factors, many of which are outside of our control. These factors include, but are not limited to:

•	the timing of governmental approvals for our products and our competitors’ products;

•	unanticipated events associated with clinical and pre-clinical trials of our products;

•	the medical community’s acceptance of our products;

•	the timing in obtaining adequate third party reimbursement of our products;

•	the success of products competitive with ours;

•	our ability to enter into strategic alliances with other companies;

•	expenses associated with development and protection of intellectual property matters;

•	establishment of commercial scale manufacturing capabilities;

•	events affecting logistics and elective surgery trends;

•	the timing of expenses related to commercialization of new products;

•	the timing and success in building our field sales network;

•	competitive disruptions to our field sales network from business development arrangements; and

•	the adequate training of a sufficient number of surgeons.

The results of our operations may fluctuate significantly from quarter to quarter and may not meet expectations of securities analysts and investors. This may cause our stock price to be volatile.

Our business will be damaged if we are unable to protect our proprietary rights to VITOSS, CORTOSS or our other products, and we may be subject to intellectual property infringement claims by others.

We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these measures afford only limited protection and may not adequately protect our rights. For example, our patents may be challenged, invalidated or circumvented by third parties. As of December 31, 2003, the products we have developed and marketed are covered by one or more of our nine issued U.S. patents, fourteen pending U.S. patent applications and several counterparts of certain of these patents and pending patent applications worldwide, including Canada, Europe, Mexico and Japan. There can be no assurance that patents will issue from any of the pending patent applications. Moreover, we cannot be certain that we were the first creator of inventions covered by pending patent applications or we were the first to file patent applications for the relevant inventions for the following reasons:

•	patent applications filed prior to December 2000 in the U.S. are maintained in secrecy until issued;

•	patent applications filed after November 2000 in the U.S. are maintained in secrecy until eighteen months from the date of filing; and

•	publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries.

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

Extensive research efforts and rapid technological change characterize the market for products in the orthopaedic market. We anticipate that we will face intense competition from medical device, medical products and pharmaceutical companies. Our products could be rendered noncompetitive or obsolete by competitors’ technological advances. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. These competitors may be in the process of seeking FDA or other regulatory approvals, or patent protection, for their respective products. Our competitors could, therefore, commercialize competing products in advance of our products. They may also enjoy substantial advantages over us in terms of:

•	research and development expertise;

•	experience in conducting clinical trials;

•	experience in regulatory matters;

•	manufacturing efficiency;

•	name recognition;

•	sales and marketing expertise;

•	capital and financial resources;

•	established distribution channels; and

•	established relationships with health care providers and payors.

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

In January 2004, a shelf registration was filed with the SEC that is expected to allow us to raise additional capital as needed. Therefore, we may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. Any such financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or revenue sharing arrangements. In addition, any such financing may not be available in amounts or on terms acceptable to us.

In 2003, 85 shares of Series A Preferred Stock were voluntarily converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock. In addition on July 9, 2003, we announced that we were calling for redemption on July 25, 2003 all of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock that were issued during July and October 2002 as part of our Series A Preferred Stock financing. Pursuant to the call for redemption, upon redemption, holders would have received a total of $0.10 per share of Common Stock issuable upon the exercise of warrants being redeemed. Alternatively, on or prior to July 25, 2003, holders could have elected to exercise their warrants at the per share price set forth in the applicable warrant instrument. The terms of the warrants provided that the exercise price of any warrants exercised through the redemption date be paid in cash. However, in an effort to decrease the aggregate number of shares issued upon the exercise of the warrants, among other matters, we agreed to offer all holders of the warrants the option to pay the exercise price by the surrender and cancellation of a portion of shares of Common Stock then held by the holder of such warrants or issuable upon such exercise of the warrants. Any shares so surrendered by holders electing the “cashless exercise” alternative offered by us were to be valued at $3.59 per share of Common Stock and credited toward the total exercise price due us upon the exercise of the warrants. This amount was equal to the average of the closing sale prices of our Common Stock as reported on the Nasdaq National Market for the 20 trading days preceding July 8, 2003, the date on which our Board of Directors approved the redemption of the warrants. Holders of the warrants called for redemption elected to exercise all of their warrants pursuant to the cashless exercise alternative offered by us and described above. Accordingly, during July 2003, we issued an aggregate 5,186,681 shares of our Common Stock upon the cashless exercise of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock.

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

As of March 1, 2004, there are 204 shares of the Blocked Series A Preferred Shares outstanding, which convert into an aggregate of 1,195,781 shares of Common Stock.

Our prior use of Arthur Andersen LLP as our independent public accountants could impact our ability to access the capital markets.

Our consolidated financial statements as of and for the year ended December 31, 2001 were audited by Arthur Andersen LLP (“Andersen”). On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. Following this event, our Audit Committee directed management to consider the need to appoint new independent public accountants. On June 15, 2002, a jury found Andersen guilty of the government’s charges. On July 15, 2002, at the direction of the Board of Directors, acting upon the recommendation of the Audit Committee, we dismissed Andersen and appointed KPMG LLP as our independent public accountants.

SEC rules require us to present our audited financial statements in various SEC filings, along with Andersen’s consent to our inclusion of its audit report in those filings. However, Andersen is unable to provide a consent to us for inclusion in our future SEC filings relating to its report on our consolidated financial statements as of and for the year ended December 31, 2001. Additionally, Andersen is unable to provide us with assurance services, such as advice customarily given to underwriters of our securities offerings and other similar market participants. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances. Notwithstanding this relief, the inability of Andersen to provide its consent or to provide assurance services to us in the future could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on our business. Also, an investor’s ability to seek potential recoveries from Andersen related to any claims that an investor may assert as a result of the audit performed by Andersen may be limited significantly both as a result of an absence of a consent and the diminished amount of assets of Andersen that are or may in the future be available to satisfy claims.

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

Certain provisions of Pennsylvania law could make it more difficult for a third party to acquire us, or could discourage a third party from attempting to acquire us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, our Articles of Incorporation enable our board of directors to issue up to 20,000,000 shares of Preferred Stock having rights, privileges and preferences as are determined by the board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights superior to those of our common shareholders. For example, an issuance of Preferred Stock could:

•	adversely affect the voting power of the common shareholders;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our Common Stock at a premium; or

•	otherwise adversely affect the market price of the Common Stock.

Our board previously designated 1,900 shares of preferred stock as Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, of which 307 shares were issued and outstanding as of December 31, 2003 and 204 shares are issued and outstanding as of the date of this filing. However, holders of the outstanding shares of our Series A Stock are not currently entitled to vote these shares and will not be able to vote them until automatically converted into Common Stock in accordance with the terms of the Series A Preferred Stock, and they have no rights superior to those of holders of our common stock.

We may issue additional shares of our authorized Preferred Stock at any time.

We do not intend to pay any cash dividends to our common shareholders.

We have never declared nor paid dividends on our shares of Common Stock. We currently intend to retain any future earnings for funding growth and, therefore, do not intend to pay any cash dividends to our Common Stock shareholders in the foreseeable future.

If we are sued in a product liability action, we could be forced to pay substantial damages and the attention of our management team may be diverted from operating our business.

We manufacture medical devices used on patients in surgery, and we may be subject to a product liability lawsuit. In particular, the market for spine products has a history of product liability litigation. Under certain of our agreements with our distributors and sales agencies, we indemnify the distributor or sales agency from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $10,000,000, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we may decide not to carry this insurance. A meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could result in the diversion of management’s attention from our core business. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The functional currency for our European branch operation is the Euro. Accordingly, in accordance with SFAS No. 52 “Foreign Currency Translation,” all assets and liabilities related to this operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated in a separate component of shareholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments. Interest rate changes would result in unrealized gains or losses in the market value of the short-term investments due to differences between the market interest rates and rates at the inception of the short-term investment.

As of December 31, 2003 and 2002, our investments consisted primarily of fully insured bank certificates of deposit. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. Following this event, our Audit Committee directed management to consider the need to appoint new independent public accountants. On June 15, 2002, a jury found Andersen guilty on the government’s charges. On July 15, 2002, at the direction of the Board of Directors, acting upon the recommendation of the Audit Committee, we dismissed Andersen and appointed KPMG LLP as our new independent public accountants for fiscal year 2002 and 2003.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and principal financial officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

Information with respect to the members of the Board of Directors of the Company is set forth under the captions “Nominee for the Board of Directors” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

(b) Identification of Executive Officers

Information with respect to the executive officers of the Company is set forth under the caption “Executive Officers and Significant Employees of Orthovita” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

(c) Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to the Section 16(a) compliance of the directors and executive officers of the Company is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

(d) Code of Conduct and Ethics

Information with respect to the Company’s Code of Conduct and Ethics is set forth under the caption “Code of Conduct and Ethics” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

(e) Audit Committee Financial Expert

Information with respect to the Company’s Audit Committee Financial Expert is set forth under the caption “Audit Committee Report” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See Item 12.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Items 11 and 12 of Form 10-K not contained in this annual report on Form 10-K will be set forth under the captions “Executive Compensation: Report of the Compensation Committee,” “Summary Compensation Table,” and “Equity Compensation Plan Information” and “Holders of 5% or More of Orthovita’s Stock and Directors’ and Officers’ Ownership of Orthovita’s Stock,” respectively, in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 of Form 10-K not contained in this annual report on Form 10-K will be set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 of Form 10-K not contained in this annual report on Form 10-K will be set forth under the caption “Independent Public Accountant” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Report

1. Financial Statements. The following consolidated financial statements and notes thereto which are attached hereto beginning on page F-1 have been included by reference into Item 8 of this part of the annual report on Form 10-K:

2. Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the Financial Statements or notes thereto.

3. Exhibits. (see (c) below).

(b) Reports on Form 8-K.

On November 4, 2003, the Company furnished a Form 8-K under Items 7 and 12, reporting its financial results for the fiscal quarter ended September 30, 2003.

(c) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1	Amended and Restated Articles of Incorporation of the Company (3)

3.2	Amended and Restated Bylaws of the Company (3)

3.3	Bylaw Amendment (14)

4.1	Specimen of Common Stock Certificate of the Company (8)

4.2	Statement of Designation of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (13)

4.3	Registration Rights Agreement dated August 22, 2000 among the Company, Brown Simpson Partners I, Ltd., Janney Montgomery Scott LLC, Emerging Growth Equities, Ltd. and VFT Special Ventures Ltd. (4)

4.4	Registration Rights Agreement among the Company, Emerging Growth Equities, Ltd. and each of the investors named therein (5)

4.5	Registration Rights Agreement dated March 29, 2001 between the Company and Japan Medical Dynamic Marketing, Inc. (5)

4.6	Registration Rights Agreement dated December 20, 2001 among the Company, SDS Merchant Fund, L.P. and S.A.C. Capital Associates, LLC (6)

4.7	Investor Rights Agreement dated as of July 19, 2002 between the Company and the other parties named therein. (13)

4.8	Warrant to Purchase Shares of Common Stock dated as of November 3, 1999 in favor of Progress Capital, Inc. (8)

4.9	Warrant to Purchase 31,779 Shares of Common Stock dated August 22, 2000 in favor of Janney Montgomery Scott LLC (4)

4.10	Warrant to Purchase 31,780 Shares of Common Stock dated August 22, 2000 in favor of VFT Special Ventures Ltd. (4)

4.15	Warrant to Purchase 50,000 Shares of Common Stock dated October 23, 2001 in favor of Tucker Anthony Incorporated (9)

4.17	Form of Warrant issued to the Designees of Placement Agent SmallCaps Online Group, LLC (13)

*10.1	Employment Letter dated as of March 12, 1999 by and between the Company and Dr. Maartin Persenaire (17)

10.2	Employment Agreement dated as of December 31, 1999 by and between the Company and David Joseph (8)

10.3	Addendum to Employment Agreement dated as of January 1, 2002 between the Company and David S. Joseph (9)

10.4	Employment Agreement dated as of January 1, 2002 by and between the Company and Erik M. Erbe (9)

10.5	Employment Agreement, dated as of May 10, 2002 by and between the Company and Erik M. Erbe (12)

10.6	Employment Agreement, dated as of May 10, 2002 by and between the Company and Antony Koblish (12)

10.7	Employment Agreement, dated as of May 10, 2002 by and between the Company and Joseph M. Paiva (12)

10.8	Change of Control Agreement, dated as of April 23, 2001 between the Company and David McIlhenny (19)

10.9	1993 Stock Option Plan (3)

10.10	Amended and Restated 1997 Equity Compensation Plan (15)

10.11	Amended and Restated Employee Stock Purchase Plan (3)

10.12	Master Equipment Lease Agreement dated as of July 11, 1997 between the Company and Finova Technology Finance, Inc. (2)

10.13	Amendment to the Master Equipment Lease Agreement dated as of April 15, 1999 between the Company and Finova Technology Finance, Inc. (7)

10.14	Revenue Interests Assignment Agreement dated as of October 16, 2001 among Vita Special Purpose Corp., the Company and Paul Capital Royalty Acquisition Fund, L.P. (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2)(11)

10.15	Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated March 22, 2002 among the Company, Paul Capital Royalty Acquisition Fund, L.P. and Vita Special Purpose Corp. (9)

10.16	Assignment dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (10)

10.17	Security Agreement dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (10)

10.18	Pledge Agreement dated as of October 16, 2001 between Vita Licensing, Inc. and Paul Capital Royalty Acquisition Fund, L.P. (10)

10.19	Stock Purchase Agreement dated as of October 16, 2001 between the Company and Paul Capital Royalty Acquisition Fund, L.P. (10)

10.20	Third Amendment to Line of Credit, Term Loan and Security Agreement dated October 25, 2000 between the Company and Progress Bank (8)

10.21	Capital Expenditure Loan Note dated October 25, 2000 between the Company and Progress Bank (8)

10.32	Preferred Stock and Warrant Purchase Agreement dated as of July 19, 2002 between the Company and the Purchasers named therein. (14)

10.33	Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (17)

10.34	Form of Promissory Note relating to Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (17)

21.1	Subsidiaries (17)

23.1	Consent of KPMG LLP (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on May 1, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on June 15, 1998 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-47386) filed on October 5, 2000 and incorporated herein by reference.
(5)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-59288) filed on May 4, 2001 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-84632) filed on March 20, 2002 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 13, 2001 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on November 27, 2001 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2002 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 23, 2002 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Amendment to the Company’s Current Report on Form 8-K filed on July 31, 2002 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-100034) filed on September 24, 2002 and incorporated herein by reference.
(17)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

Copies of the exhibits are available to shareholders (upon payment of a $.20 per page fee to cover the Company’s expenses in furnishing the exhibits) from Investor Relations, Orthovita, Inc., 45 Great Valley Parkway, Malvern, Pennsylvania 19355. Additionally, we maintain a web site at www.orthovita.com and make available free of charge on this web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOVITA, INC.
Date: March 5, 2004
	By:	ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
ANTONY KOBLISH	Chief Executive Officer, President and Director (principal executive officer)	March 5, 2004
Antony Koblish

DAVID FITZGERALD	Chairman	March 5, 2004
David Fitzgerald

JOSEPH M. PAIVA	Chief Financial Officer (principal financial and accounting officer)	March 5, 2004
Joseph M. Paiva

MORRIS CHESTON, JR.	Director	March 5, 2004
Morris Cheston, Jr.

ROBERT M. LEVANDE	Director	March 5, 2004
Robert M. Levande

MARY E. PAETZOLD	Director	March 5, 2004
Mary E. Paetzold

RUSSELL B. WHITMAN	Director	March 5, 2004
Russell B. Whitman

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited the accompanying consolidated balance sheets of Orthovita, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Orthovita, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 22, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orthovita, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 20, 2004

The following is a copy of a report previously issued by Arthur Andersen LLP and included in the 2001 Form 10-K report for the year ended December 31, 2001 filed on April 1, 2002. This report has not been reissued by Arthur Andersen LLP, and Arthur Andersen LLP has not consented to its use in this Annual Report on Form 10-K. Information as of December 31, 2000 and for the year then ended has been omitted.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Orthovita, Inc.:

We have audited the accompanying consolidated balance sheets of Orthovita, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,464,350	$15,175,268
Short-term investments	1,998,000	3,992,000
Accounts receivable, net of allowance for doubtful accounts of $150,000 and $60,000, respectively	2,658,353	1,621,238
Inventories	3,603,134	2,870,342
Prepaid revenue interest expense	357,150	—
Other current assets	57,495	53,904

Total current assets	29,138,482	23,712,752
PROPERTY AND EQUIPMENT, net	4,361,729	4,896,472
OTHER ASSETS	50,352	94,883

	$33,550,563	$28,704,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$352,487	$308,385
Current portion of capital lease obligations	73,499	252,964
Accounts payable	1,331,431	676,681
Accrued compensation and related expenses	1,053,111	882,713
Other accrued expenses	1,221,517	1,674,660

Total current liabilities	4,032,045	3,795,403

LONG-TERM LIABILITIES
Other long-term liabilities	104,880	72,891
Notes payable	394,188	396,798
Capital lease obligations	58,488	213,502
Revenue interest obligation	7,167,700	7,167,700

Total long-term liabilities	7,725,256	7,850,891

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY :
Preferred Stock, $.01 par value, 20,000,000 shares authorized designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, $.01 par value, 2,000 shares authorized, 307 and 1,900 shares issued and outstanding	3	19
Common Stock, $.01 par value, 100,000,000 shares authorized, 39,921,712 and 20,239,374 shares issued and outstanding	399,217	202,394
Additional paid-in capital	113,059,329	98,465,855
Accumulated deficit	(92,012,770)	(81,891,924)
Accumulated other comprehensive income	347,483	281,469

Total shareholders’ equity	21,793,262	17,057,813

	$33,550,563	$28,704,107

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002	2001
PRODUCT SALES	$15,468,621	$10,379,205	$3,940,395
COST OF SALES	2,637,472	1,578,765	719,373

Gross profit	12,831,149	8,800,440	3,221,022

OPERATING EXPENSES:
General and administrative	3,985,841	5,334,298	4,361,183
Selling and marketing	12,178,503	8,870,748	5,910,505
Research and development	5,088,237	5,971,039	7,202,942

Total operating expenses	21,252,581	20,176,085	17,474,630

Operating loss	(8,421,432)	(11,375,645)	(14,253,608)

INTEREST EXPENSE	(89,685)	(79,490)	(154,074)
REVENUE INTEREST EXPENSE	(642,850)	(386,893)	(65,750)
INTEREST INCOME	152,511	172,084	308,013
NET GAIN ON SALE OF PRODUCT LINE	—	—	375,000

NET LOSS	$(9,001,456)	$(11,669,944)	$(13,790,419)

DIVIDENDS PAID ON PREFERRED STOCK	268,521	423,618	—
DEEMED DIVIDENDS ON PREFERRED STOCK	850,869	8,198,840	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(10,120,846)	$(20,292,402)	$(13,790,419)

NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS, BASIC AND DILUTED	$(0.33)	$(1.00)	$(0.82)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	30,942,390	20,223,182	16,841,970

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2000	$—	$134,270	$52,929,538	$(97,500)	$(47,809,103)	$(27,590)		$5,129,615
Exercise of Common Stock options and warrants to purchase 13,350 shares of Common Stock and 32,185 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	455	88,317	—	—	—	—	88,772
Issuance of Common Stock options and warrants for services	—	—	354,557	—	—	—	—	354,557
Sale of 7,402,013 shares of Common Stock and warrants	—	74,020	20,693,670	—	—	—	—	20,767,690
Amortization of deferred compensation	—	—	—	97,500	—	—	—	97,500
Comprehensive loss:
Net loss	—	—	—	—	(13,790,419)	—	$(13,790,419)	(13,790,419)
Other comprehensive loss:
Unrealized gain on short-term investments, net	—	—	—	—	—	500	500	500
Currency translation adjustment	—	—	—	—	—	22,226	22,226	22,226

Comprehensive loss	—	—	—	—	—	—	$(13,767,693)	—

BALANCE, DECEMBER 31, 2001	—	208,745	74,066,082	—	(61,599,522)	(4,864)		12,670,441

(continued)

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Exercise of Common Stock options and warrants to purchase 35,000 shares of Common Stock and 22,824 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	578	80,057	—	—	—	—	80,635
Issuance of 37,835 shares of Common Stock for services	—	378	69,620	—	—	—	—	69,998
Issuance of Common Stock options and warrants for services	—	—	326,093	—	—	—	—	326,093
Sale of 1,900 shares of Series A Preferred Stock and warrants	19	—	17,337,331	—	—	—	—	17,337,350
Adjustment to issuance of Common Stock under restricted stock award	—	(162)	(97,338)	—	—	—	—	(97,500)
Retirement of 860,882 treasury shares	—	(8,608)	(1,936,985)	—	—	—	—	(1,945,593)
Comprehensive loss:
Net loss	—	—	—	—	(11,669,944)	—	$(11,669,944)	(11,669,944)
Dividends paid in Common Stock (146,311 shares)	—	1,463	422,155	—	(423,618)	—	(423,618)	—
Deemed dividends on Series A Preferred Stock	—	—	8,198,840	—	(8,198,840)	—	(8,198,840)	—
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	286,333	286,333	286,333

Comprehensive loss	—	—	—	—	—	—	$(20,006,069)	—

BALANCE, DECEMBER 31, 2002	19	202,394	98,465,855	—	(81,891,924)	281,469		17,057,813

(continued)

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Exercise of Common Stock options and warrants to purchase 139,250 shares of Common Stock and 16,641 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	1,559	300,689	—	—	—	—	302,248
Issuance of 25,000 shares of Common Stock for services	—	250	92,750	—	—	—	—	93,000
Issuance of Common Stock options and warrants for services	—	—	1,007,262	—	—	—	—	1,007,262
Conversion of 1,593 shares of Series A Preferred Stock into 9,337,629 shares of Common Stock	(16)	93,376	(93,360)	—	—	—	—	—
Redemption of warrants in exchange of issuance of 5,186,681 shares of Common Stock	—	51,867	(51,867)	—	—	—	—	—
Series A Preferred Stock issuance costs	—	—	(124,404)	—	—	—	—	(124,404)
Sale of 4,892,856 shares of Common Stock and warrants	—	48,928	12,343,857	—	—	—	—	12,392,785
Comprehensive loss:
Net loss	—	—	—	—	(9,001,456)	—	$(9,001,456)	(9,001,456)
Dividends paid in Common Stock (84,281 shares)	—	843	267,678	—	(268,521)	—	(268,521)	—
Deemed dividends on Series A Preferred Stock	—	—	850,869	—	(850,869)	—	(850,869)	—
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	66,014	66,014	66,014

Comprehensive loss	—	—	—	—	—	—	$(10,054,832)	—

BALANCE, DECEMBER 31, 2003	$3	$399,217	$113,059,329	$—	$(92,012,770)	$347,483		$21,793,262

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(9,001,456)	$(11,669,944)	$(13,790,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,146,178	1,171,439	1,345,572
Amortization of deferred compensation	—	—	97,500
Common stock issued for services rendered	93,000	69,998	—
Common stock options and warrants issued for services rendered	1,007,262	326,093	354,557
Net gain on sale of product line	—	—	(375,000)
Provision for doubtful accounts	110,000	20,000	—
Loss on disposal of property and equipment	23,592	4,473	12,692
(Increase) decrease in — Accounts receivable	(1,147,115)	(657,771)	(903,417)
Inventories	(732,792)	(1,264,009)	(1,423,934)
Prepaid revenue interest expense	(357,150)	—	—
Other current assets	(3,591)	71,118	(103,301)
Other assets	44,531	63,228	209,866
Increase (decrease) in — Accounts payable	654,750	(333,742)	(146,110)
Other long-term liabilities	31,989	10,891	(48,652)
Other accrued expenses	(282,745)	1,044,940	(15,146)

Net cash used in operating activities	(8,413,547)	(11,143,286)	(14,785,792)

INVESTING ACTIVITIES:
Purchase of investments	—	(3,992,000)	—
Proceeds from sale of investments	1,994,000	—	199,866
Decrease in restricted cash	—	—	375,000
Purchases of property and equipment	(635,027)	(514,031)	(1,470,389)

Net cash provided by (used in) investing activities	1,358,973	(4,506,031)	(895,523)

FINANCING ACTIVITIES:
Proceeds from notes payable	292,293	788,380	—
Repayment of notes payable	(250,801)	(83,197)	(500,000)
Proceeds from revenue interest obligation	—	—	5,222,107
Repayments of capital lease obligations	(334,479)	(491,473)	(628,549)
Proceeds from exercise of common stock options and warrants and common stock purchased under the Employee Stock Purchase Plan	302,248	80,635	88,772
Proceeds from sale of Common Stock and warrants	12,392,785	—	20,767,690
Proceeds from (costs of) sale of Preferred Stock and warrants	(124,404)	17,337,350	—

Net cash provided by financing activities	12,277,642	17,631,695	24,950,020

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	66,014	286,333	23,226

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,289,082	2,268,711	9,291,931

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,175,268	12,906,557	3,614,626

CASH AND CASH EQUIVALENTS, END OF YEAR	$20,464,350	$15,175,268	$12,906,557

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

Orthovita is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic biologically active tissue engineering products for restoration of the human skeleton. Our focus is on developing products primarily for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the orthopaedic market. We incorporated in 1992 and have developed or launched several product platforms:

•	VITOSS® Scaffold Synthetic Cancellous Bone Void Filler;

•	IMBIBE® Bone Marrow Aspirate Syringe used with VITOSS;

•	ENDOSKELETON™ TA Device;

•	CORTOSS® Synthetic Cortical Bone Void Filler; and

•	ALIQUOT™ Microdelivery System used with CORTOSS.

Our operations are subject to certain risks including but not limited to the need to successfully commercialize VITOSS, ENDOSKELETON TA and IMBIBE in the U.S., and VITOSS, CORTOSS and ALIQUOT outside the U.S. We also need to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and RHAKOSS in Europe. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. We believe our existing cash, cash equivalents and short-term investments of $22,462,350 as of December 31, 2003, will be sufficient to meet our currently estimated operating and investing requirements into 2005. In January 2004, a shelf registration was filed with the SEC that is expected to allow us to raise additional capital as needed. Therefore, we may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. Any such financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or revenue sharing arrangements. In addition, any such financing may not be available in amounts or on terms acceptable to us.

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

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock and Common Stock options and warrants. Since June 27, 2003, 307 shares of outstanding Preferred Stock were assumed converted for the basic and diluted net loss per common share calculation as these shares will automatically convert to Common Stock when the beneficial ownership limitation lapses (see Note 10). However, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the years ended December 31, 2003, 2002 and 2001 because they were anti-dilutive due to our losses.

Revenue Recognition

In the U.S., product sales revenue is recognized upon shipment of our product to the end user customer. Outside the U.S., revenue from product sales is recognized upon receipt of our product by our independent stocking distributors. We do not allow product returns or exchanges and we have no post-shipment obligations to our customers. Both our U.S. customers and our independent stocking distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and sales discounts are not offered. Revenue is not recognized until persuasive evidence of an arrangement exists, performance has occurred, the sales price is fixed or determinable and collectability is probable.

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

Inventory

Inventory is stated at the lower of cost or market value using the first-in first-out basis, or FIFO. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense. We maintain an inventory reserve allowance for an estimated amount of inventory, which may expire prior to its sale.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 is an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns. SFAS No. 109 requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The deferred tax asset includes net operating loss carryforwards, and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in our Consolidated Statements of Operations but have been recorded as assets for tax return purposes. These tax assets are amortized over periods generally ranging from 10 to 17 years for tax purposes. The portion of any deferred tax asset, for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance against the asset. A valuation allowance has been established against all of our deferred tax assets since, given our history of operating losses, the realization of the deferred tax asset is not assured.

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS

No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. For options granted to employees, SFAS No. 123 allows a company to either record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinisc value in its statement of operations and disclose the SFAS No. 123 fair value. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we have elected to apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25, and disclose the SFAS No. 123 fair value. For the years ended December 31, 2003, 2002, and 2001, we recorded $689,762, $326,093, and $354,557, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants.

The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock option grants in each period.

	Year ended December 31
	2003	2002	2001
Net loss applicable to common shareholders:
As reported	$(10,120,846)	$(20,292,402)	$(13,790,419)
Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(3,063,131)	(1,195,826)	(708,929)

Pro forma	$(13,183,977)	$(21,488,228)	$(14,499,348)

Basic and diluted net loss per share:
As reported	$(0.33)	$(1.00)	$(0.82)

Pro forma	$(0.43)	$(1.06)	$(0.86)

The weighted average fair value of the options granted during 2003, 2002 and 2001 is estimated as $2.43, $1.27 and $0.87 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 94%, 94% and 50%, risk-free interest rate of 3.0%, 3.0% and 3.3% during 2003, 2002 and 2001, respectively, and dividend yield of zero and an expected life of six years for each of the measurement periods. The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases.

Research & Development Costs

In accordance with SFAS No. 2 “Accounting for Research and Development Costs,” we expense all research and development expenses as incurred.

Foreign Currency Translation

The functional currency for the Company’s branch operation in Europe is the Euro. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities related to this foreign operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated as a separate component of shareholders’ equity (accumulated other comprehensive income). Revenues and expenses are translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations.

Supplemental Cash Flow Information

During 2003, 2002 and 2001, respectively, we issued options and warrants for the purchase of 354,100, 273,850 and 203,000 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $1,007,262, $326,093 and $354,557, respectively.

In addition during 2003 and 2002, we issued an aggregate 84,281 and 146,311 shares, respectively, of our Common Stock valued at $268,521 and $423,618, respectively, as payment of dividends to our Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (“Series A Preferred Stock”) shareholders (see Note 10).

In 2003, we issued 25,000 shares of Common Stock valued at $93,000 pursuant to a clinical assessment agreement, and in 2002, we issued 37,835 shares of Common Stock valued at $69,998 to our non-employee directors in consideration for their services.

In 2002, we incurred capital lease obligations of $125,000. We did not incur any notes payable or capital lease obligations in 2001. In 2003, 2002 and 2001, cash paid for interest expense and revenue interest expense was $732,535, $463,571 and $219,824, respectively. The Company paid no income taxes in 2003, 2002 and 2001.

In 2002, pursuant to a product development and equity financing, 860,882 shares of our Common Stock were surrendered to us. The value of the surrendered shares of our Common Stock on March 22, 2002 was $2.26 per share, or $1,945,593 in the aggregate (see Note 6).

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“Interpretation No. 46”). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (Interpretation No. 46-R”) to address certain Interpretation No. 46 implementation issues. The effective dates and impact of Interpretation No. 46 and Interpretation No. 46-R are as follows:

(i)	Special purpose entities created prior to February 1, 2003: The Company must apply either the provisions of Interpretation No. 46 or early adopt the provisions of Interpretation No. 46-R at the end of the first interim or annual reporting period ending after December 31, 2003.

(ii)	Non-special purpose entities created prior to February 1, 2003: The Company is required to adopt Interpretation No. 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a special purpose entity, that were created subsequent to January 31, 2003: The provisions of Interpretation No. 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt Interpretation No. 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

We do not expect the adoption of Interpretation No. 46-R to have an impact on our financial statements.

Reclassifications

The 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation.

3. Cash, Cash Equivalents and Short-term Investments:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2003, we invested all excess cash in cash equivalents and short-term investments; however, if long-term investments are held, such investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of December 31, 2003, short-term investments consist of certificates of deposit.

As of December 31, 2003 and 2002, cash, cash equivalents and short-term investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2003
Cash and cash equivalents	$20,464,350	$—	$—	$20,464,350
Short-term investments	1,998,000	—	—	1,998,000

	$22,462,350	$—	$—	$22,462,350

December 31, 2002:
Cash and cash equivalents	$15,175,268	$—	$—	$15,175,268
Short-term investments	3,992,000	—	—	3,992,000

	$19,167,268	$—	$—	$19,167,268

4. Inventories:

As of December 31, 2003 and 2002, inventories consisted of the following:

	December 31
	2003	2002
Raw materials	$197,016	$261,560
Work-in-process	1,784,789	1,591,894
Finished goods	1,621,329	1,016,888

	$3,603,134	$2,870,342

5. Property and Equipment:

As of December 31, 2003 and 2002, property and equipment consisted of the following:

	December 31
	2003	2002
Machinery and equipment	$4,040,995	$3,728,400
Furniture, computer, marketing and office equipment	2,111,474	1,927,364
Leasehold improvements	4,130,470	4,047,515

	10,282,939	9,703,279
Less – Accumulated depreciation and amortization	(5,921,210)	(4,806,807)

	$4,361,729	$4,896,472

Total assets under capital lease are $2,694,140 and $2,699,232 with related accumulated amortization of $2,238,401 and $2,006,168 at December 31, 2003 and 2002, respectively (see Note 7). Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $1,146,178, $1,171,439, and $1,345,572, respectively.

6. Revenue Interest Obligation:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”). The business purpose of the transaction was to raise working capital. Our obligation under this arrangement is to use the proceeds realized from this financing for working capital, including the funding of clinical development and marketing programs relating to our VITOSS, CORTOSS and RHAKOSS products. In this financing, we sold Paul Royalty a revenue interest in our VITOSS, CORTOSS and RHAKOSS products in North America and Europe and 2,582,645 shares of our Common Stock. The value of these shares at the time the transaction closed was $1.85 per share, or $4,777,893 in the aggregate. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the “revenue interest obligation” of $1,945,593, which made the balance of the revenue interest obligation $7,167,700 as of December 31, 2003 and 2002. Pursuant to the March 2002 Amendment, Paul Royalty surrendered to us 860,882 shares of our Common Stock that it had originally purchased in the October 2001 financing. In exchange, we surrendered our right to receive credits against the revenue interest obligation. The value of the surrendered shares of our Common Stock on March 22, 2002 was $2.26 per share, or $1,945,593 in the aggregate. The March 2002 Amendment also provided for a reduction in the amount required for us to repurchase Paul Royalty’s revenue interest, if a repurchase event was to occur (see below for description of a repurchase event). This modification was accounted for as a treasury stock transaction with a decrease to shareholders’ equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification. Since this represents a non-monetary transaction, we utilized the fair market value of our Common Stock surrendered by Paul Royalty on March 22, 2002, or $1,945,593, to determine the fair value of the non-monetary consideration. This approach is in accordance with Accounting Principles Board Opinion No. 29 “Accounting for Nonmonetary Transactions” (“APB 29”). The treasury stock was then retired in September 2002.

The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. During 2003, Paul Royalty received 4.375% of VITOSS and CORTOSS product sales. This revenue interest percentage can increase if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. We do not currently expect that changes in the revenue interest percentage resulting from fluctuations in sales of products subject to the revenue interest will have a material effect on operating results for a period when considered relative to sales of the products for that period. Accordingly, Paul Royalty bears the risk of revenue interest paid to it being significantly less than the current revenue interest liability, as well as the reward of revenue interest paid to it being significantly greater than the current revenue interest liability. Therefore, we are under no obligation to make any other payments to Paul Royalty in the scenario where no repurchase right is triggered and no significant revenue interest payments are made. Conversely, we will be obligated to continue to make revenue interest payments in the scenario where sales are sufficiently high to result in amounts due under the Revenue Interest Assignment Agreement being in excess of the current revenue interest liability.

The products that are subject to the revenue interest have been approved and marketed for less than three years or are still under development. For these reasons, as of December 31, 2003 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Future sales from VITOSS in the U.S. and VITOSS and CORTOSS in Europe, our approved products, are difficult to estimate. RHAKOSS is under development with human clinical trials initiated in Europe in April 2002. We have initiated two pilot clinical trials and one pivotal human clinical trial for CORTOSS in the U.S. There is no assurance that the data from these clinical trials will result in obtaining the necessary approval to sell CORTOSS in the U.S. or RHAKOSS in Europe. Even if such approval is obtained, future revenue levels, if any, are difficult to estimate. We have not started any human clinical trials necessary to obtain FDA approval to market RHAKOSS in the U.S. Accordingly, given these uncertainties in 2003, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. We will continue to monitor our product sales levels. Once we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method and the obligation will be reduced as principal payments are made. Revenue interest expense of $642,850, $386,893 and $65,750 has been recorded for the years ended December 31, 2003, 2002 and 2001, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

In addition beginning in 2003, and throughout the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the contractually required advance payment of $1,000,000. Of the $1,000,000 paid to Paul Royalty, $642,850 was earned in 2003 and the balance of $357,150 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2003. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, which was paid to Paul Royalty during February 2004. The $357,150 was applied against the $1,100,000 payment in February 2004. The amount of the advance payment remains $3,000,000 in the years 2005 through 2016. While we believe that we will have sufficient cash at the end of 2004 to make the required $3,000,000 advance payment to Paul Royalty during 2005, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2006 through 2016. While the advance payments will impact cash flow within a given year, they will not affect earnings as the advance payments are credited within each year against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe, and the 12% revenue interest we pay to one of our wholly-owned subsidiary, on the sales of these products (collectively, the “Pledged Assets”). We are also required to maintain:

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

As of December 31, 2003, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest.

In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Paul Royalty’s right to require us to repurchase its revenue interest:

•	a judicial decision that has a material adverse effect on our business, operations, assets or financial condition;

•	the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments;

•	a voluntary or involuntary bankruptcy that involves us or one of our wholly owned subsidiaries;

•	our insolvency;

•	a change in control of our company; and

•	the breach of a representation, warranty or certification made by us in the agreements with Paul Royalty that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice thereof from Paul Royalty.

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of December 31, 2003, we would have owed Paul Royalty $15,510,642.

The repurchase price for Paul Royalty’s revenue interest as of a given date is calculated in three steps. First, a specified annual rate of return (not to exceed 45%) is applied to Paul Royalty’s $10,000,000 original purchase price from October 16, 2001 to the date of determination of the repurchase price. Second, the result obtained from the first step of the calculation is added to the original $10,000,000 purchase price. Third, the sum obtained from the second step of the calculation is reduced by both $3,333,333 and the actual revenue interest paid during the specified period.

If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of December 31, 2003. In the event that we were required to repurchase Paul Royalty’s revenue interest, Paul Royalty would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest transaction.

If we know that we will not be in compliance with our covenants under the Paul Royalty agreement, we will be required to adjust the revenue interest obligation to equal the amount required to repurchase Paul Royalty’s revenue interest. As of December 31, 2003, we do not expect to fall out of compliance in the foreseeable future with the covenants and terms of the revenue interest obligation.

Our failure to maintain strategic reserve supplies of each significant single-source material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Paul Royalty.

7. Notes Payable and Capital Lease Obligations:

During July 2002, we entered into a financing arrangement with a lending institution. The arrangement provided individual notes payable with a term of 35 months from each individual note’s inception. The notes payable are secured by certain capital assets. During 2003, we closed on two individual notes totaling $292,293 with annual interest of approximately 10.42%. As of December 31, 2003, the aggregate outstanding balance related to these notes was $282,504.

During 2002, we closed on three individual notes totaling $788,380 with annual interest of approximately 11.29%. As of December 31, 2003 and 2002, the aggregate outstanding balance related to these notes was $464,171 and $705,183, respectively.

Capital lease obligations consisted of the following:

	December 31
	2003	2002
Capital lease obligations	$148,069	$520,430
Less – amount representing interest	(16,082)	(53,964)

Present value of minimum lease payments	131,987	466,466
Less – current portion of minimum lease payments	(73,499)	(252,964)

	$58,488	$213,502

Leases are secured by the underlying capital assets. In addition, during January 2002, we entered into a $125,000 capital lease financing arrangement with a different lending institution. The term of this lease is 60 months with an annual interest rate of 11.45%. As of December 31, 2003 and 2002, the outstanding balance under this arrangement was $86,302 and $107,313, respectively.

In 1997, we secured a $1,200,000 capital asset lease financing arrangement with a lending institution which was increased an additional $1,500,000 in December 1998. The term of each individual lease is 42 months from each individual lease’s inception and annual interest is approximately 10.85% and 9.4% under the 1997 and 1998 arrangements, respectively. We have utilized all available financing under this capital lease arrangement. As of December 31, 2003 and 2002, the outstanding balance under this arrangement was $45,685 and $359,153, respectively.

Borrowing and capital lease obligation maturities as of December 31, 2003 are as follows:

	Capital Leases	Notes Payable
2004	$73,499	$352,487
2005	28,648	292,052
2006	29,840	95,736
2007	—	6,400
2008	—	—

Total	$131,987	$746,675

Interest expense on notes payable and capital lease obligations was $89,685, $79,490, and $154,074 for the years ended December 31, 2003, 2002, and 2001, respectively.

8. Other Accrued Expenses:

As of December 31, 2003 and 2002, other accrued expenses consisted of the following:

	December 31
	2003	2002
Distributor commissions payable	$415,316	$293,100
Accrued professional fees	224,558	363,934
Other	581,643	1,017,626

	$1,221,517	$1,674,660

9. Profit Sharing Plan:

The Company has a Section 401(k) plan for all qualified employees, as defined. Company contributions are discretionary and determined annually and were $139,374, $124,754 and $126,331 for the years ended December 31, 2003, 2002 and 2001, respectively.

10. Shareholders’ Equity:

Preferred Stock and Warrants

In July and October 2002, we sold an aggregate of 1,900 shares of Series A Preferred Stock at $10,000 per share together with five-year warrants to purchase 8,352,872 shares of Common Stock at $1.612 per share, for net cash proceeds of $17,337,350 in 2002. We incurred additional costs of $124,404 during 2003 associated with the sale of the Series A Preferred Stock and warrants, which were offset against the proceeds of the transaction. The 1,900 shares of Series A Preferred Stock were convertible into 11,137,160 shares of our Common Stock. Additionally, we issued to the designees of the placement agent for the transaction, five-year warrants to purchase an aggregate 1,113,716 shares of our Common Stock at $1.706 per share which were valued at $1,207,503.

In March 2003, 85 shares of Series A Preferred Stock were voluntarily converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock.

On June 27, 2003, the shares of Series A Preferred Stock became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock (the “Series A Preferred Stock Designations”) as a result of the average of the closing prices of our Common Stock as reported on the Nasdaq National Market over the 20 trading days ended June 26, 2003. Based on facts made known to us regarding the beneficial ownership of the Series A Preferred Stock at the time of such automatic conversion, of the 1,815 shares of Series A Preferred Stock outstanding on June 27, 2003, 1,508 shares automatically converted into 8,839,388 shares of Common Stock. The remaining 307 shares of Series A Preferred Stock (the “Blocked Series A Preferred Shares”) have not yet converted as a result of provisions in the Series A Preferred Stock Designations, which limit the number of shares of Series A Preferred Stock that automatically convert by virtue of beneficial ownership limitations applicable to certain shareholders. However, the Blocked Series A Preferred Shares shall automatically convert into an aggregate of 1,799,531 shares of Common Stock as soon as the beneficial ownership limitation would not prevent such conversion. Nevertheless, as of June 27, 2003, dividends ceased to accrue on the Blocked Series A Preferred Shares. In addition, holders of the Blocked Series A Preferred Shares are no longer entitled to liquidation preferences, veto rights, anti-dilution protection or redemption rights. Accordingly, holders of the Blocked Series A Preferred Shares have no rights superior to holders of our Common Stock. The 1,799,531 shares of Common Stock have been included in the computation of basic and diluted loss per share. In January 2004, 103 Blocked Series A Preferred Shares converted into 603,750 shares of Common Stock.

On July 9, 2003, following the automatic conversion of the Series A Preferred Stock into shares of Common Stock, we announced that we were calling for redemption on July 25, 2003 all of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock that were issued during July and October 2002 as part of our Series A Preferred Stock financing (see above). Pursuant to the call for redemption, upon redemption, holders would have received a total of $0.10 per share of Common Stock issuable upon the exercise of warrants being redeemed. Alternatively, on or prior to July 25, 2003, holders could have elected to exercise their warrants at the per share price set forth in the applicable warrant instrument. The terms of the warrants provided that the exercise price of any warrants exercised through the redemption date be paid in cash. However, in an effort to decrease the aggregate number of shares issued upon the exercise of the warrants, among other matters, we agreed to offer all holders of the warrants the option to pay the exercise price by the surrender and cancellation of a portion of shares of Common Stock then held by the holder of such warrants or issuable upon such exercise of the warrants. Any shares so surrendered by holders electing the “cashless exercise” alternative offered by us were to be valued at $3.59 per share of Common Stock and credited toward the total exercise price due us upon the exercise of the warrants. This amount was equal to the average of the closing sale prices of our Common Stock as reported on the Nasdaq National Market for the 20 trading days preceding July 8, 2003, the date on which our Board of Directors approved the redemption of the warrants. Holders of the warrants called for redemption elected to exercise all of their warrants pursuant to the cashless exercise alternative offered by us and described above. Accordingly, during July 2003, we issued an aggregate 5,186,681 shares of our Common Stock upon the cashless exercise of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock (see Common Stock below).

For each of the Series A Preferred Stock closings during July and October 2002, the respective proceeds were allocated to the Series A Preferred Stock and the warrants based on the relative fair values of each instrument. The fair value of the warrants issued, in both July and in October 2002, were determined based on an independent third party valuation.

Accordingly, approximately $8,565,000 of the July 2002 proceeds was allocated to the Series A Preferred Stock and approximately $3,504,000 of the proceeds was allocated to the warrants. Similarly, approximately $2,885,000 of the October 2002 proceeds was allocated to the Series A Preferred Stock and approximately $1,296,000 of the proceeds was allocated to the warrants. In addition, in accordance with EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the issuance costs were not offset against the proceeds received in the issuance in calculating the intrinsic value of the conversion option but were considered in the calculation of the amount shown on the consolidated balance sheets. After considering the allocation of the proceeds based on the relative fair values, it was determined that the Series A Preferred Stock has a beneficial conversion feature (“BCF”) in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27. Accordingly, a BCF adjustment of $3,604,962 was recorded, with respect to the Series A Preferred Stock at the July 2002 closing. The value of the BCF was recorded in a manner similar to a deemed dividend, and since the Series A Preferred Stock has no maturity date and is convertible at the date of issuance, the BCF was fully amortized through retained earnings during the third quarter of 2002. We recorded a similar deemed dividend charge during the fourth quarter of 2002 of $4,375,710 for the BCF with respect to the Series A Preferred Stock sold at the October 2002 closing.

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

During the years ended December 31, 2003 and 2002, we declared and paid dividends of $268,521 and $423,618 on the Series A Preferred Stock. These dividends were paid in-kind by issuing an aggregate of 84,281 and 146,311 shares of our Common Stock. Due to the automatic conversion during the second quarter of 2003 of the Series A Preferred Stock described above, no dividends were required to be paid for periods after March 31, 2003.

The original terms of the Series A Preferred Stock stated that beginning after June 30, 2004, for any shares of Series A Preferred Stock still outstanding and not converted to Common Stock, the Dividend Rate will increase each quarter by an additional two percentage points per year, up to a maximum dividend rate of 14% per year. Accordingly, for the years ended December 31, 2003 and 2002, we recorded $850,869 and $218,168, respectively, of dividend accretion related to the higher dividend rates applicable to the Series A Preferred Stock for periods beginning after June 30, 2004 in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock” (“SAB 68”). We consider the quarterly reporting period in which the BCF was recognized to be appropriately excludable from the period of dividend attribution as described in SAB 68, since the third quarter of 2002 already included a disproportionate dividend attribution. Due to the BCF on the July 2002 closing, we commenced recognition of the implied discount addressed in SAB 68 in the fourth quarter of 2002. Similarly, for the October 2002 closing, no additional dividend was recorded pursuant to SAB 68 as the fourth quarter of 2002 included the BCF for the October 2002 closing. The SAB 68 discount relating to the October 2002 closing began to be recorded in the first quarter of 2003.

Common Stock

During June and July 2003, we entered into agreements to sell 4,892,856 shares of Common Stock for gross proceeds of $13,700,000 and net proceeds of $12,392,785. The investors also received five-year warrants to purchase 978,573 shares of Common Stock, exercisable for cash only, at an exercise price of $4.00 per share, subject to certain weighted average anti-dilution adjustments. Additionally, we issued to the placement agent for the transaction five-year warrants to purchase an aggregate 146,786 shares of our Common Stock at an exercise price of $4.00 per share which were valued at $278,000.

In March and June 2003, 85 and 1,508 shares, respectively, of Series A Preferred Stock were converted into 498,241 and 8,839,388 shares, respectively, of Common Stock in accordance with the terms of the Series A Preferred Stock.

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

During 2003 and 2002, we issued an aggregate 84,281 and 146,311 shares, respectively, of our Common Stock valued at $268,521 and $423,618, respectively, as payment of dividends to our Series A Preferred Stock shareholders (see Dividends on Series A Preferred Stock above).

Additionally during 2003, we issued 25,000 shares of Common Stock valued at $93,000 pursuant to a clinical assessment agreement, and in 2002, we issued 37,835 shares of Common Stock valued at $69,998 to our non-employee directors in consideration for their services.

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

We began trading on the Nasdaq National Market on August 2, 2000 and we voluntarily de-listed from Nasdaq Europe on September 8, 2003 prior to the closing of that exchange.

Treasury Stock

As previously discussed above, we sold Paul Royalty a revenue interest and 2,582,645 shares of our Common Stock. Net proceeds of the financing were first allocated to the fair value of the Common Stock on the date of the transaction. Pursuant to the March 2002 Amendment, Paul Royalty surrendered to us 860,882 shares of our Common Stock that it had originally purchased in the October 2001 financing. In exchange, we surrendered our right to receive credits against the revenue interest obligation. The value of the surrendered shares of our Common Stock on March 22, 2002 was $2.26 per share, or $1,945,593 in the aggregate. The March 2002 Amendment also provided for a reduction in the amount required for us to repurchase Paul Royalty’s revenue interest, if a repurchase event was to occur. This modification was accounted for as a treasury stock transaction with a decrease to shareholders’ equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification. Since this represents a non-monetary transaction, we utilized the fair market value of the Common Stock surrendered to us on March 22, 2002, or $1,945,593, to determine the fair value of the non-monetary consideration. This approach is in accordance with APB 29. The treasury stock was then retired in September 2002.

Equity Compensation Plan

We have an Equity Compensation Plan (the “Plan”) that provides for incentive and nonqualified stock options, restricted stock awards and other equity incentives to be granted to key employees, consultants and advisors. The Plan is the only plan under which stock options have been granted, and has been approved by our Shareholders.

Stock Options

Options are granted with exercise prices equal to or greater than the fair market value of the Common Stock on the date of grant. Generally, incentive stock options become exercisable in equal installments over a four-year period and nonqualified stock options to non-employee consultants are issued fully vested. The options remain exercisable for a maximum period of ten years.

As of December 31, 2003, there were 5,500,000 options authorized for issuance under the Plan and 173,209 options available for grant under the Plan and 2,952,838 exercisable options outstanding with a weighted average exercise price of $3.31 per share.

For all outstanding options, the weighted average exercise price per share is $3.53 with a weighted average remaining contractual life of approximately seven and three-quarter years. Summary stock option information is as follows:

	Aggregate Number	Aggregate Exercise Price	Exercise Price Range
Outstanding, December 31, 2000	1,759,450	$8,274,556	$1.00 – 11.63
Granted	816,600	3,222,786	1.70 – 5.87
Exercised	(13,350)	(17,925)	1.00 – 5.00
Cancelled	(91,900)	(555,905)	2.85 – 7.95

Outstanding, December 31, 2001	2,470,800	10,923,512	1.00 – 11.63
Granted	1,185,000	3,016,109	1.64 – 4.35
Exercised	(35,000)	(42,000)	1.00 – 1.70
Cancelled	(518,250)	(2,312,814)	1.85 – 5.31

Outstanding, December 31, 2002	3,102,550	11,584,807	1.00 – 11.63
Granted	1,715,372	5,412,062	2.65 – 4.13
Exercised	(39,250)	(80,564)	1.00 – 3.00
Cancelled	(88,500)	(377,570)	1.70 – 6.38

Outstanding, December 31, 2003	4,690,172	$16,538,735	$1.00 –11.63

Additional information regarding stock options as of December 31, 2003 is as follows:

Exercise Price Range	Number of Options Outstanding
$1.00 - $1.75	122,988
1.77 - 2.50	480,800
2.55 - 2.99	609,462
3.00 - 3.25	1,674,842
3.26 - 3.99	377,580
4.00 - 4.25	453,850
4.35 - 4.90	235,250
5.00 - 5.95	660,300
6.00 - 6.75	58,500
7.00 - 11.63	16,600

4,690,172

For the years ended December 31, 2003, 2002, and 2001, we recorded $689,762, $326,093, and $354,557, respectively, of expense related to options granted to non-employees.

Employee Stock Purchase Plan

In November 1998, an Employee Stock Purchase Plan (the “ESPP”) was established to provide eligible employees an opportunity to purchase our Common Stock. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase Common Stock. The per share purchase price is 85% of the lower closing price on the first or last trading day of each calendar quarter. The amount that may be offered pursuant to the ESPP is 300,000 shares of our Common Stock. There were 16,641, 22,824 and 32,185 shares purchased under the ESPP during 2003, 2002 and 2001, respectively, for cash proceeds of $45,762, $38,635, and $70,598, respectively. As of December 31, 2003, there were 216,548 shares of Common Stock available for purchase under the Plan.

Common Stock Purchase Warrants

Common Stock purchase warrant information as of December 31, 2003 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range
2004	10,000	$6.00
2005	113,559	$5.26 - $5.90
2007	10,000	$1.75
2008	104,000	$2.80
2008	1,133,112	$2.90 - $4.00

Total	1,370,671	$1.75 - $6.00

During 2003, warrants to purchase 677,831 shares of our Common Stock expired unexercised at exercise prices ranging from $4.00 to $8.60. During 2002, warrants to purchase 547,010 shares of our Common Stock expired unexercised at an exercise price of $4.25 per share.

During June and July 2003, in connection with the sale of our Common Stock, we issued to investors five-year warrants to purchase 978,573 shares of Common Stock, exercisable for cash only, at an exercise price of $4.00 per share, subject to certain weighted average anti-dilution adjustments. Additionally, we issued to the placement agent for the transaction five-year warrants to purchase an aggregate 146,786 shares of our Common Stock at an exercise price of $4.00 per share which were valued at $278,000.

In July and October 2002, in connection with the Series A Preferred Stock financings we sold five-year warrants to purchase 8,352,872 shares of Common Stock at $1.612 per share. Additionally, in July and October 2002, we issued to the designees of the placement agent for the transaction, five-year warrants to purchase an aggregate 1,113,716 shares of our Common Stock at $1.706 per share.

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

During 2002, pursuant to a clinical assessment agreement, we issued warrants to purchase an aggregate 110,000 shares of our Common Stock. These warrants have an exercise price of $1.75 per share and an exercise period of five years and were valued at $92,280 using the Black-Scholes model. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering. During 2003, 100,000 of these warrants to purchase our Common Stock were exercised for proceeds of $175,000.

As of December 31, 2002, pursuant to an investment banking agreement, as partial payment for financial advisory services rendered, we were obligated to issue warrants to purchase an aggregate 104,000 shares of our Common Stock. These warrants have an exercise price of $4.625 per share and an exercise period of four years. We have recorded the value of these warrants or $317,500 as consulting expense. The issuance of these securities is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

During October 2003, we modified the exercise price and expiration date of the warrants to purchase 104,000 shares of Common Stock that were previously issued. The per share exercise price of these warrants has been reduced from $4.625 to $2.80 and the expiration date has been extended from October 1, 2005 to October 1, 2008. We recorded the Black-Scholes value of this modification.

In December 2001 (see Common Stock above), warrants to purchase 1,125,000 shares of our Common Stock, originally issued in a private placement transaction in August 2000 were surrendered in exchange for the purchase of 1,125,000 shares of our Common Stock.

In connection with the March and April 2001 equity financing (see Common Stock above), we issued warrants to our placement agent to purchase an aggregate of 81,450 shares of our Common Stock at $4.00 per share as a placement agent fee. These warrants were exercisable when issued and expired in March 2003 and April 2003.

In connection with the January 2001 private equity offering (see Common Stock above), we issued warrants to purchase 566,894 shares of Common Stock at an exercise price of $4.41 per share. These warrants were exercisable when issued and expired in January 2003.

11. Product Sales:

For the years ended December 31, 2002, 2001 and 2000, product sales by geographic market were as follows:

	Year Ended December 31
PRODUCT SALES:	2003	2002	2001
United States	$14,191,293	$9,689,798	$3,305,873
Outside the United States	1,277,328	689,407	634,522

Total product sales	$15,468,621	$10,379,205	$3,940,395

In March 2000, we sold our BIOGRAN dental grafting product line for $3,900,000 and received proceeds of $3,500,000 with an additional $400,000 held in a restricted cash escrow account. The escrow account balance of $375,000 was released during 2001.

12. Income Taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The components of income taxes are as follows:

	Year Ended December 31
	2003	2002	2001
Current	$—	$—	$—
Deferred	(4,041,131)	(6,744,448)	(3,105,430)

	(4,041,131)	(6,744,448)	(3,105,430)
Valuation Allowance	4,041,131	6,744,448	3,105,430

	$—	$—	$—

The difference between our federal statutory income tax rate and our effective income tax rate is primarily due to the valuation allowance and state income taxes.

Components of our deferred tax asset as of December 31, 2003 and 2002 are as follows:

	December 31
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$18,794,412	$16,047,302
Accrued expenses not currently deductible and other	4,455,478	3,785,240
Research and patent costs capitalized for tax purposes	9,271,073	8,901,944
Research and development credit	942,455	687,801

	33,463,418	29,422,287
Valuation allowance	(33,463,418)	(29,422,287)

Net deferred tax asset	$—	$—

The asset and liability method requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of our deferred tax assets since the realization of the deferred tax asset is not assured given our history of operating losses. The deferred tax asset includes net operating loss carryforwards and the cumulative temporary difference related to certain research and patent costs, which have been charged to expense in the accompanying Statements of Operations but have been recorded as assets for income tax purposes. These tax assets are amortized over periods generally ranging from 10 to 17 years for tax purposes.

As of December 31, 2003, we had approximately $45,300,000 of federal net operating loss carryforwards, which begin to expire in 2009. The Tax Reform Act of 1986 contains provisions that may limit the annual amount of net operating loss carryforwards available to be used in any given year.

13. Commitments and Contingencies:

Operating Leases

We lease office space and equipment under non-cancelable operating leases. For the years ended December 31, 2003, 2002 and 2001, lease expense was $423,059, $493,202, and $421,535, respectively. At December 31, 2003, future minimum rental payments under operating leases are as follows:

2004	$363,160
2005	270,249
2006	275,448
2007	284,337
2008	291,777
2009 and thereafter	1,046,626

$2,531,597

Revenue Interest Obligation (see Note 6)

Agreement with Kensey Nash Corporation

In March 2003, we entered into an agreement with KNSY to jointly develop and commercialize new biomaterials-based products. KNSY will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product worldwide. Following the approval, if any, of a new product under the agreement, we will have obligations to pay KNSY for manufacturing the product, to achieve minimum sales levels for such approved product and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product, VITOSS Scaffold Foam, and we commenced sales of the first product configuration under the VITOSS Scaffold Foam product platform during February 2004.

14. Quarterly Financial Data (Unaudited):

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
2003:
Product sales	$3,215,135	$3,686,302	$4,185,621	$4,381,563	$15,468,621
Gross profit	2,707,177	3,076,425	3,445,064	3,602,483	12,831,149
Total operating expenses	5,096,555	5,207,764	5,418,078	5,530,184	21,252,581
Net interest expense	103,767	153,060	158,262	164,935	580,024
Net loss	(2,493,145)	(2,284,399)	(2,131,276)	(2,092,636)	(9,001,456)
Dividends paid on Preferred Stock	268,521	—	—	—	268,521
Deemed dividends on Preferred Stock	286,833	564,036	—	—	850,869
Net loss applicable to common shareholders	(3,048,499)	(2,848,435)	(2,131,276)	(2,092,636)	(10,120,846)
Net loss per share applicable to common shareholders, basic and diluted	$(0.15)	$(0.13)	$(0.05)	$(0.05)	$(0.33)

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
2002:
Product sales	$1,838,389	$2,692,513	$2,811,727	$3,036,576	$10,379,205
Gross profit	1,504,428	2,324,538	2,438,134	2,533,340	8,800,440
Total operating expenses	4,815,086	5,193,713	5,096,508	5,070,778	20,176,085
Net interest expense	32,696	92,191	100,462	68,950	294,299
Net loss	(3,343,354)	(2,961,366)	(2,758,836)	(2,606,388)	(11,669,944)
Dividends paid on Preferred Stock	—	—	151,890	271,728	423,618
Deemed dividends on Preferred Stock	—	—	3,604,962	4,593,878	8,198,840
Net loss applicable to common shareholders	(3,343,354)	(2,961,366)	(6,515,688)	(7,471,994)	(20,292,402)
Net loss per share applicable to common shareholders, basic and diluted	$(0.16)	$(0.15)	$(0.33)	$(0.36)	$(1.00)

15. Valuation and Qualifying Accounts:

Description	Balance at Beginning of Period	Cost and Expenses	Deductions(1)	Balance at End of Period
For the year ended December 31, 2003:
Reserve for doubtful accounts	$60,000	$110,000	$20,000	$150,000

For the year ended December 31, 2002:
Reserve for doubtful accounts	$40,000	$20,000	$—	$60,000

(1)	Represents write-offs of specific accounts receivable.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company (3)
3.2	Amended and Restated Bylaws of the Company (3)
3.3	Bylaw Amendment (14)
4.1	Specimen of Common Stock Certificate of the Company (8)
4.2	Statement of Designation of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (13)
4.3	Registration Rights Agreement dated August 22, 2000 among the Company, Brown Simpson Partners I, Ltd., Janney Montgomery Scott LLC, Emerging Growth Equities, Ltd. and VFT Special Ventures Ltd. (4)
4.4	Registration Rights Agreement among the Company, Emerging Growth Equities, Ltd. and each of the investors named therein (5)
4.5	Registration Rights Agreement dated March 29, 2001 between the Company and Japan Medical Dynamic Marketing, Inc. (5)
4.6	Registration Rights Agreement dated December 20, 2001 among the Company, SDS Merchant Fund, L.P. and S.A.C. Capital Associates, LLC (6)
4.7	Investor Rights Agreement dated as of July 19, 2002 between the Company and the other parties named therein. (13)
4.8	Warrant to Purchase Shares of Common Stock dated as of November 3, 1999 in favor of Progress Capital, Inc. (8)
4.9	Warrant to Purchase 31,779 Shares of Common Stock dated August 22, 2000 in favor of Janney Montgomery Scott LLC (4)
4.10	Warrant to Purchase 31,780 Shares of Common Stock dated August 22, 2000 in favor of VFT Special Ventures Ltd. (4)
4.15	Warrant to Purchase 50,000 Shares of Common Stock dated October 23, 2001 in favor of Tucker Anthony Incorporated (9)
4.17	Form of Warrant issued to the Designees of Placement Agent SmallCaps Online Group, LLC (13)
*10.1	Employment Letter dated as of March 12, 1999 by and between the Company and Dr. Maartin Persenaire (17)
10.2	Employment Agreement dated as of December 31, 1999 by and between the Company and David Joseph (8)
10.3	Addendum to Employment Agreement dated as of January 1, 2002 between the Company and David S. Joseph (9)
10.4	Employment Agreement dated as of January 1, 2002 by and between the Company and Erik M. Erbe (9)
10.5	Employment Agreement, dated as of May 10, 2002 by and between the Company and Erik M. Erbe (12)
10.6	Employment Agreement, dated as of May 10, 2002 by and between the Company and Antony Koblish (12)
10.7	Employment Agreement, dated as of May 10, 2002 by and between the Company and Joseph M. Paiva (12)
10.8	Change of Control Agreement, dated as of April 23, 2001 between the Company and David McIlhenny (17)
10.9	1993 Stock Option Plan (3)

Exhibit Number	Description
10.10	Amended and Restated 1997 Equity Compensation Plan (15)
10.11	Amended and Restated Employee Stock Purchase Plan (3)
10.12	Master Equipment Lease Agreement dated as of July 11, 1997 between the Company and Finova Technology Finance, Inc. (2)
10.13	Amendment to the Master Equipment Lease Agreement dated as of April 15, 1999 between the Company and Finova Technology Finance, Inc. (7)
10.14	Revenue Interests Assignment Agreement dated as of October 16, 2001 among Vita Special Purpose Corp., the Company and Paul Capital Royalty Acquisition Fund, L.P. (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2)(11)
10.15	Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated March 22, 2002 among the Company, Paul Capital Royalty Acquisition Fund, L.P. and Vita Special Purpose Corp. (9)
10.16	Assignment dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (10)
10.17	Security Agreement dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (10)
10.18	Pledge Agreement dated as of October 16, 2001 between Vita Licensing, Inc. and Paul Capital Royalty Acquisition Fund, L.P. (10)
10.19	Stock Purchase Agreement dated as of October 16, 2001 between the Company and Paul Capital Royalty Acquisition Fund, L.P. (10)
10.20	Third Amendment to Line of Credit, Term Loan and Security Agreement dated October 25, 2000 between the Company and Progress Bank (8)
10.21	Capital Expenditure Loan Note dated October 25, 2000 between the Company and Progress Bank (8)
10.32	Preferred Stock and Warrant Purchase Agreement dated as of July 19, 2002 between the Company and the Purchasers named therein. (14)
10.33	Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (17)
10.34	Form of Promissory Note relating to Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (17)
21.1	Subsidiaries (17)
23.1	Consent of KPMG LLP (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on May 1, 1998 and incorporated herein by reference.

(3)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on June 15, 1998 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-47386) filed on October 5, 2000 and incorporated herein by reference.
(5)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-59288) filed on May 4, 2001 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-84632) filed on March 20, 2002 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 13, 2001 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on November 27, 2001 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2002 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 23, 2002 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Amendment to the Company’s Current Report on Form 8-K filed on July 31, 2002 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-100034) filed on September 24, 2002 and incorporated herein by reference.
(17)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.