Form 10-Q
period 2004-03-31
ORTHOVITA INC
filed 2004-05-07
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2004
Common Stock, par value $.01	40,568,023 Common Shares

This Report Includes a total of 36 pages

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,818,880	$20,464,350
Short-term investments	1,998,000	1,998,000
Accounts receivable, net of allowance for doubtful accounts of $150,000 in 2004 and 2003	3,295,789	2,658,353
Inventories	5,704,948	3,603,134
Prepaid revenue interest expense	907,249	357,150
Other current assets	96,368	57,495

Total current assets	26,821,234	29,138,482

PROPERTY AND EQUIPMENT, net	4,347,357	4,361,729

OTHER ASSETS	57,783	50,352

	$31,226,374	$33,550,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$45,198	$73,499
Current portion of notes payable	367,239	352,487
Accounts payable	1,888,844	1,331,431
Accrued compensation and related expenses	593,664	1,053,111
Other accrued expenses	1,326,774	1,221,517

Total current liabilities	4,221,719	4,032,045

LONG-TERM LIABILITIES:
Capital lease obligations	53,894	58,488
Notes payable	297,957	394,188
Other long-term liabilities	104,880	104,880
Revenue interest obligation	7,167,700	7,167,700

Total long-term liabilities	7,624,431	7,725,256

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, 20,000,000 shares authorized, designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, $.01 par value, 2,000 shares authorized, 204 and 307 shares issued and outstanding	2	3
Common Stock, $.01 par value, 100,000,000 shares authorized, 40,560,806 and 39,921,712 shares issued and outstanding	405,608	399,217
Additional paid-in capital	113,251,079	113,059,329
Accumulated deficit	(94,636,106)	(92,012,770)
Accumulated other comprehensive income	359,641	347,483

Total shareholders’ equity	19,380,224	21,793,262

	$31,226,374	$33,550,563

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2004	2003
	(Unaudited)
PRODUCT SALES	$5,102,518	$3,215,135
COST OF SALES	929,112	507,958

GROSS PROFIT	4,173,406	2,707,177

OPERATING EXPENSES:
General and administrative	1,127,147	1,180,589
Selling and marketing	4,268,087	2,804,139
Research and development	1,230,244	1,111,827

Total operating expenses	6,625,478	5,096,555

OPERATING LOSS	(2,452,072)	(2,389,378)

INTEREST EXPENSE	(22,593)	(11,887)
REVENUE INTEREST EXPENSE	(192,751)	(134,677)
INTEREST INCOME	44,080	42,797

NET LOSS	(2,623,336)	(2,493,145)

DIVIDENDS PAID ON PREFERRED STOCK	—	(268,521)
DEEMED DIVIDENDS ON PREFERRED STOCK	—	(286,833)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,623,336)	$(3,048,499)

NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS, BASIC AND DILUTED	$(.06)	$(.15)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	41,723,972	20,391,509

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(2,623,336)	$(2,493,145)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	283,369	287,508
Provision for doubtful accounts	—	50,000
Common Stock options issued for services rendered	114,477	282,008
Loss on disposal of property and equipment	—	11,719
Changes in operating assets and liabilities:
(Increase) in -
Accounts receivable	(637,436)	(186,136)
Inventories	(2,101,814)	(108,542)
Prepaid revenue interest expense	(550,099)	(865,323)
Other current assets	(38,873)	(59,647)
Other assets	(7,431)	—
Increase (decrease) in -
Accounts payable	557,413	(155,516)
Accrued compensation and related expenses	(459,447)	(356,279)
Other accrued expenses	105,257	(251,261)
Other long-term liabilities	—	11,000

Net cash used in operating activities	(5,357,920)	(3,833,614)

INVESTING ACTIVITIES:
Purchases of property and equipment	(268,997)	(159,480)

Net cash used in investing activities	(268,997)	(159,480)

FINANCING ACTIVITIES:
Repayment of notes payable	(81,479)	(51,648)
Repayments of capital lease obligations	(32,895)	(108,926)
Costs associated with sale of Stock	(10,767)	(69,395)
Proceeds from exercise of Common Stock options and Common Stock purchased under the Employee Stock Purchase Plan	94,430	20,654

Net cash used in financing activities	(30,711)	(209,315)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	12,158	55,895

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,645,470)	(4,146,514)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,464,350	15,175,268

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,818,880	$11,028,754

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Orthovita is a Pennsylvania corporation with proprietary technologies applied to the development of biostructures, which are synthetic biologically active tissue engineering products for restoration of the human skeleton. Our focus is on developing products primarily for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the orthopedic market. We incorporated in 1992 and have developed or launched several product platforms:

•	VITOSS®Scaffold Synthetic Cancellous Bone Void Filler;

•	IMBIBE® Bone Marrow Aspirate Syringe used with VITOSS;

•	ENDOSKELETON™ TA Device;

•	CORTOSS®Synthetic Cortical Bone Void Filler; and

•	ALIQUOT™ Microdelivery System used with CORTOSS.

Our operations are subject to certain risks including but not limited to the need to successfully commercialize VITOSS, ENDOSKELETON TA and IMBIBE in the U.S., and VITOSS, CORTOSS and ALIQUOT outside the U.S. We also need to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and RHAKOSSTM in Europe. We do not expect to receive FDA approval for the sale of CORTOSS in the U.S. for the next several years, if at all. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. Accordingly, we expect to focus our efforts on sales growth under our VITOSS product platform for the next several years through the extension of our VITOSS product line configurations and our ongoing efforts to strengthen our distribution channels. If the FDA does not clear additional new product line configurations under the 510(k) regulatory process, we may not generate cash flow in excess of operating expenses for the foreseeable future, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and short-term investments to fund operating activities.

We believe our existing cash, cash equivalents and short-term investments of $16,816,880 as of March 31, 2004, will be sufficient to meet our currently estimated operating and investing requirements into 2005. In January 2004, a shelf registration was filed with the SEC. Therefore, we may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. Any such financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or revenue sharing arrangements. In addition, any such financing may not be available in amounts or on terms acceptable to us.

Basis of Presentation

Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of financial statements requires that we make assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission, which includes consolidated financial statements as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly owned subsidiaries. We have eliminated all intercompany balances in consolidation.

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock and Common Stock options and warrants. As of March 31, 2004 and December 31, 2003, 204 and 307 shares, respectively, of outstanding Preferred Stock were assumed converted into 1,195,781 and 1,799,531 shares of Common Stock, respectively, for the basic and diluted net loss per common share calculation as these shares will automatically convert to Common Stock when the beneficial ownership limitation lapses (see Note 6). However, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2004 and 2003 because they were anti-dilutive due to our losses.

Revenue Recognition

In the U.S., product sales revenue is recognized upon shipment of our product to the end user customer. Outside the U.S., revenue from product sales is recognized upon receipt of our product by our independent stocking distributors. We do not allow product returns or exchanges and we have no post-shipment obligations to our customers. Both our U.S. customers and our independent stocking distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and sales discounts are not offered. Revenue is not recognized until persuasive evidence of an arrangement exists, performance has occurred, the sales price is fixed or determinable and collection is probable.

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

Property and equipment

Property and equipment, including assets held under capitalized lease obligations, are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of each asset, generally three to five years. The useful life for leasehold improvements is generally the remaining term of the facility lease. Expenditures for major renewals and improvements are capitalized and expenditures for maintenance and repairs are charged to operations as incurred.

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

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. For options granted to employees, SFAS No. 123 allows a company to either record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25, and disclose the SFAS No. 123 fair value. For the three months ended March 31, 2004 and 2003, we recorded $114,477 and $282,008, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants.

The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock option grants in each period.

	Three months ended March 31
	2004	2003
Net loss applicable to common shareholders:
As reported	$(2,623,336)	$(3,048,499)
Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(699,588)	(197,721)

Pro forma	$(3,322,924)	$(3,246,220)

Basic and diluted net loss per share:
As reported	$(.06)	$(.15)

Pro forma	$(.08)	$(.16)

The weighted average fair value of the options granted during the three months ended March 31, 2004 and 2003 is estimated as $3.54 and $2.32 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 94%, risk-free interest rate of 2.96% and 2.8% during the three months ended March 31, 2004 and 2003, respectively, and dividend yield of zero and an expected life of six years for each of the measurement periods. The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases.

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

Supplemental Cash Flow Information

During the three months ended March 31, 2004 and 2003, we granted options for the purchase of 38,500 and 110,450 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $114,477 and $282,008, respectively. In addition during the first quarter of 2003, we issued an aggregate 84,281 shares of our Common Stock valued at $268,521 as payment of dividends to our holders of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (“Series A Preferred Stock”)(see Note 6). In March 2003, 85 shares of Series A Preferred Stock were converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock. In January 2004, an additional 103 shares of Series A Preferred Stock automatically converted into 603,750 shares of Common Stock (see Note 6).

Cash paid for interest expense and revenue interest expense for the three months ended March 31, 2004 was $22,593 and $192,751, respectively. During the first quarter of 2003, cash paid for interest expense and revenue interest expense was $11,887 and $134,677, respectively.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of the consolidated balance sheets. For the three months ended March 31, 2004 and 2003, comprehensive loss was:

	Three Months Ended March 31
	2004	2003
Net loss applicable to common shareholders	$(2,623,336)	$(3,048,499)
Foreign currency translation	12,158	55,895

Comprehensive loss	$(2,611,178)	$(2,992,604)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“Interpretation No. 46”). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“Interpretation No. 46-R”) to address certain Interpretation No. 46 implementation issues. The effective dates and impact of Interpretation No. 46 and Interpretation No. 46-R are as follows:

(i)	Special purpose entities created prior to February 1, 2003: The Company must apply either the provisions of Interpretation No. 46 or early adopt the provisions of Interpretation No. 46-R at the end of the first interim or annual reporting period ending after December 31, 2003.

(ii)	Non-special purpose entities created prior to February 1, 2003: The Company is required to adopt Interpretation No. 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a special purpose entity that were created subsequent to January 31, 2003: The provisions of Interpretation No. 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt Interpretation No. 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of Interpretation No. 46-R did not have any impact on our financial statements.

Reclassifications

The 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2004, we invested all excess cash in cash equivalents and short-term investments; however, if long-term investments are held, such investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of March 31, 2004, short-term investments consist of certificates of deposit.

As of March 31, 2004, cash, cash equivalents and short-term investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$14,818,880	$—	$—	$14,818,880
Short-term investments	1,998,000	—	—	1,998,000

	$16,816,880	$—	$—	$16,816,880

3. INVENTORIES:

As of March 31, 2004 and December 31, 2003, inventories consisted of the following:

	March 31, 2004	December 31, 2003
Raw materials	$122,116	$197,016
Work-in-process	1,631,983	1,784,789
Finished goods	3,950,849	1,621,329

	$5,704,948	$3,603,134

4. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”). The business purpose of the transaction was to raise working capital. Our obligation under this arrangement is to use the proceeds realized from this financing for working capital, including the funding of clinical development and marketing programs relating to our VITOSS, CORTOSS and RHAKOSS products. In this financing, we sold Paul Royalty a revenue interest in our VITOSS, CORTOSS and RHAKOSS products in North America and Europe and 2,582,645 shares of our Common Stock. The value of these shares at the time the transaction closed was $1.85 per share, or $4,777,893 in the aggregate. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the “revenue interest obligation” of $1,945,593, which made the balance of the revenue interest obligation $7,167,700 as of March 31, 2004 and December 31, 2003. Pursuant to the March 2002 Amendment, Paul Royalty surrendered to us 860,882 shares of our Common Stock that it had originally purchased in the October 2001 financing. In exchange, we surrendered our right to receive credits against the revenue interest obligation. The value of the surrendered shares of our Common Stock on March 22, 2002 was $2.26 per share, or $1,945,593 in the aggregate. The March 2002 Amendment also provided for a reduction in the amount required for us to repurchase Paul Royalty’s revenue interest, if a repurchase event was to occur (see below for description of a repurchase event). This modification was accounted for as a treasury stock transaction with a decrease to shareholders’ equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification. Since this represents a non-monetary transaction, we utilized the fair market value of our Common Stock surrendered by Paul Royalty on March 22, 2002, or $1,945,593, to determine the fair value of the non-monetary consideration. This approach is in accordance with Accounting Principles Board Opinion No. 29 “Accounting for Nonmonetary Transactions” (“APB 29”). The treasury stock was then retired in September 2002.

The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage can increase if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. During 2003 and the three months ended March 31, 2004, Paul Royalty received 4.375% of VITOSS and CORTOSS product sales. We expect that changes in the revenue interest percentage resulting from fluctuations in sales of products subject to the revenue interest will remain within this percentage range and will not have a material effect on operating results for a period when considered relative to sales of the products for that period. Accordingly, Paul Royalty bears the risk of revenue interest paid to it being significantly less than the current revenue interest liability, as well as the reward of revenue interest paid to it being significantly greater than the current revenue interest liability. Therefore, we are under no obligation to make any other payments to Paul Royalty in the scenario where no repurchase right is triggered and no significant revenue interest payments are made. Conversely, we will be obligated to continue to make revenue interest payments in the scenario where sales are sufficiently high to result in amounts due under the Revenue Interest Assignment Agreement being in excess of the current revenue interest liability.

The products that are subject to the revenue interest have been approved and marketed for less than three years or are still under development. For these reasons, as of March 31, 2004 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Future sales from VITOSS in the U.S. and VITOSS and CORTOSS in Europe, our approved products, are difficult to estimate. RHAKOSS is under development with human clinical trials initiated in Europe in April 2002. We have initiated two pilot clinical trials and one pivotal human clinical trial for CORTOSS in the U.S. There is no assurance that the data from these clinical trials will result in obtaining the necessary approval to sell CORTOSS in the U.S. or RHAKOSS in Europe. Even if such approval is obtained, future revenue levels, if any, are difficult to estimate. We have not started any human clinical trials necessary to obtain FDA approval to market RHAKOSS in the U.S. Accordingly, given these uncertainties in 2003, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. We will continue to monitor our product sales levels. Once we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method and the obligation will be reduced as principal payments are made. Revenue interest expense of $192,751 and $134,677 has been recorded for the three months ended March 31, 2004 and 2003, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

In addition beginning in 2003, and throughout the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the contractually required advance payment of $1,000,000. Of the $1,000,000 paid to Paul Royalty, $642,850 was earned in 2003 and the balance of $357,150 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2003. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, less the $357,150 balance in prepaid revenue interest expense outstanding as of December 31, 2003, which was paid to Paul Royalty during February 2004. In the first quarter of 2004, $192,751 of revenue interest expense was earned by Paul Royalty, and the balance of $907,249 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of March 31, 2004. The amount of the advance payment remains $3,000,000 in the years 2005 through 2016. While we believe that we will have sufficient cash at the end of 2004 to make the required $3,000,000 advance payment to Paul Royalty during 2005, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2006 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

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

As of March 31, 2004, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest.

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

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of March 31, 2004, we would have owed Paul Royalty $16,442,891.

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

If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of March 31, 2004. In the event that we were required to repurchase Paul Royalty’s revenue interest, Paul Royalty would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest transaction.

If we know that we will not be in compliance with our covenants under the Paul Royalty agreement, we will be required to adjust the revenue interest obligation to equal the amount required to repurchase Paul Royalty’s revenue interest. As of March 31, 2004, we do not expect to fall out of compliance in the foreseeable future with the covenants and terms of the revenue interest obligation.

Our failure to maintain strategic reserve supplies of each significant single-source material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Paul Royalty.

5. OTHER ACCRUED EXPENSES:

As of March 31, 2004 and December 31, 2003, other accrued expenses consisted of the following:

	March 31, 2004	December 31, 2003
Commissions payable	$615,816	$415,316
Accrued professional fees	115,252	224,558
Royalties payable	187,364	117,548
Other	408,342	464,095

	$1,326,774	$1,221,517

6. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2003 through March 31, 2004.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2003	39,921,712	$21,793,262

Conversion of Preferred Stock to Common Stock	603,750	—
Exercise of Common Stock options and Common Stock purchased under the Employee Stock Purchase Plan	35,344	94,430
Currency translation adjustment	—	12,158
Issuance of Common Stock options for services	—	114,477
Costs associated with the sale of Stock		(10,767)
Net loss	—	(2,623,336)

	40,560,806	$19,380,224

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

On June 27, 2003, the shares of Series A Preferred Stock became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock (the “Series A Preferred Stock Designations”) as a result of the average of the closing prices of our Common Stock as reported on the Nasdaq National Market over the 20 trading days ended June 26, 2003. Based on facts made known to us regarding the beneficial ownership of the Series A Preferred Stock at the time of such automatic conversion, of the 1,815 shares of Series A Preferred Stock outstanding on June 27, 2003, 1,508 shares automatically converted into 8,839,388 shares of Common Stock. In January 2004, an additional 103 shares of Series A Preferred Stock automatically converted into 603,750 shares of Common Stock and the remaining 204 shares of Series A Preferred Stock (the “Blocked Series A Preferred Shares”) have not yet converted as a result of provisions in the Series A Preferred Stock Designations, which limit the number of shares of Series A Preferred Stock that automatically convert by virtue of beneficial ownership limitations applicable to certain shareholders. However, the Blocked Series A Preferred Shares shall automatically convert into an aggregate of 1,195,781 shares of Common Stock as soon as the beneficial ownership limitation would not prevent such conversion. Nevertheless, as of June 27, 2003, dividends ceased to accrue on the Blocked Series A Preferred Shares. In addition, holders of the Blocked Series A Preferred Shares are no longer entitled to liquidation preferences, veto rights, anti-dilution protection or redemption rights. Accordingly, holders of the Blocked Series A Preferred Shares have no rights superior to holders of our Common Stock. The 1,195,781 shares of Common Stock have been included in the computation of basic and diluted loss per share.

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

The original terms of the Series A Preferred Stock stated that beginning after June 30, 2004, for any shares of Series A Preferred Stock still outstanding and not converted to Common Stock, the Dividend Rate will increase each quarter by an additional two percentage points per year, up to a maximum dividend rate of 14% per year. Accordingly, for the three months ended March 31, 2003, we recorded $286,833, of dividend accretion related to the higher dividend rates applicable to the Series A Preferred Stock for periods beginning after June 30, 2004 in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock” (“SAB 68”). We consider the quarterly reporting period in which the BCF was recognized to be appropriately excludable from the period of dividend attribution as described in SAB 68, since the third quarter of 2002 already included a disproportionate dividend attribution. Due to the BCF on the July 2002 closing, we commenced recognition of the implied discount addressed in SAB 68 in the fourth quarter of 2002. Similarly, for the October 2002 closing, no additional dividend was recorded pursuant to SAB 68 as the fourth quarter of 2002 included the BCF for the October 2002 closing. The SAB 68 discount relating to the October 2002 closing began to be recorded in the first quarter of 2003.

Common Stock

In January 2004, an additional 103 shares of Series A Preferred Stock automatically converted into 603,750 shares of Common Stock. During the three months ended March 31, 2003 we issued an aggregate of 84,281 shares of our Common Stock valued at $268,521 as payment of dividends to our holders of our Series A Preferred Stock (see above). In March 2003, 85 shares of Series A Preferred Stock were converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock.

Common Stock Options

During the three months ended March 31, 2004 and 2003, stock options to purchase 27,664 and 11,250 shares of Common Stock were exercised for proceeds of $74,454 and $13,512, respectively.

During the three months ended March 31, 2004 and 2003, we granted options for the purchase of 38,500 shares and 110,450 shares of Common Stock with various exercise prices to certain consultants in consideration for services which, when using the Black-Scholes model, were valued at $114,477 and $282,008, respectively. The stock options were for services rendered and were fully vested on the date of grant.

Employee Stock Purchase Plan

During the three months ended March 31, 2004 and 2003, 7,680 and 2,801 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $19,976 and $7,142, respectively.

Common Stock Purchase Warrants

Summary Common Stock warrant information as of March 31, 2004 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range
2004	10,000	$6.00
2005	113,559	$5.26 - $ 5.90
2007	10,000	$1.75
2008	104,000	$2.80
2008	1,133,112	$2.90 - $ 4.00

Total	1,370,671	$1.75 - $6.00

6. PRODUCT SALES:

For the three months ended March 31, 2004 and 2003, product sales by geographic market were as follows:

	For the three months ended March 31
	2004	2003
PRODUCT SALES:
United States	$4,692,920	$2,995,474
Outside the United States	409,598	219,661

Total product sales	$5,102,518	$3,215,135

7. COMMITMENTS AND CONTINGENCIES:

Revenue Interest Obligation (see Note 4)

Agreement with Kensey Nash Corporation (“KNSY”)

In March 2003, we entered into an agreement with KNSY to jointly develop and commercialize new biomaterials-based products. KNSY will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product worldwide. Following the approval of a new product under the agreement, we have obligations to pay KNSY for manufacturing the product, to achieve minimum sales levels for such approved product and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product, VITOSS Scaffold FOAM, and we commenced sales of the first product configuration under the VITOSS Scaffold FOAM product platform during February 2004.

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

Any or all of our forward-looking statements in this Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, demand and market acceptance of our products, and the other risk factors addressed in ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risks Related to Our Business” section of our Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the U.S. Securities and Exchange Commission (the “SEC”). In addition, our performance and financial results could differ materially from those reflected in the forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopedic and medical device industries.

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

OVERVIEW AND GENERAL DEVELOPMENT OF OUR BUSINESS

We utilize proprietary technologies applied to the development of biostructures, which are synthetic biologically active tissue engineering products for restoration of the human skeleton. Our focus is on developing products primarily for use in spine surgery and in the repair of osteoporotic fractures. We are also addressing a broad range of clinical needs in the orthopedic market. We incorporated in 1992 and have developed or launched several product platforms:

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

Our operations are subject to certain risks including but not limited to the need to successfully commercialize VITOSS, ENDOSKELETON TA and IMBIBE in the U.S., and VITOSS, CORTOSS and ALIQUOT outside the U.S. We also need to successfully develop, obtain regulatory approval for, and commercialize CORTOSS in the U.S. and RHAKOSSTM in Europe. We do not expect to receive FDA approval for the sale of CORTOSS in the U.S. for the next several years, if at all. Our products under development may never be commercialized or, if commercialized, may never generate substantial revenue. Accordingly, we expect to focus our efforts on sales growth under our VITOSS product platform for the next several years through the extension of our VITOSS product line configurations and our ongoing efforts to strengthen our distribution channels. If the FDA does not clear additional new product line configurations under the 510(k) regulatory process, we may not generate cash flow in excess of operating expenses for the foreseeable future, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and short-term investments to fund operating activities.

We believe our existing cash, cash equivalents and short-term investments of $16,816,880 as of March 31, 2004, will be sufficient to meet our currently estimated operating and investing requirements into 2005. In January 2004, a shelf registration was filed with the SEC. Therefore, we may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. Any such financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or revenue sharing arrangements. In addition, any such financing may not be available in amounts or on terms acceptable to us.

Product sales for the three months ended March 31, 2004 increased approximately 59% over product sales for the three months ended March 31, 2003. For the three months ended March 31, 2004 and 2003, approximately 92% and 93% of product sales, respectively, were from VITOSS and IMBIBE in the U.S. The remaining sales, during both periods in 2004 and 2003, were primarily a result of VITOSS, CORTOSS and ALIQUOT sales in Europe.

In the U.S., we have assembled a field sales network of independent sales agencies in order to market VITOSS and IMBIBE. In addition, we seek to continue to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territories are under served. Our direct sales representatives work alone and/or in conjunction with our independent sales agencies. We intend to utilize our current field sales network to market ENDOSKELETON TA in the U.S. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and ALIQUOT.

To enhance our near term product development efforts, in March 2003, we entered into an agreement with Kensey Nash Corporation (“KNSY”) to jointly develop and commercialize new biomaterials-based products. The new products to be developed under this agreement will be based on our proprietary VITOSS Scaffold bone void filler material in combination with proprietary resorbable KNSY biomaterials. Following the approval of a new product under the agreement, we have obligations to pay KNSY for manufacturing the product, achieve minimum sales levels for such approved product, and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product, VITOSS Scaffold FOAM, and we commenced sales of the first product configuration under the VITOSS Scaffold FOAM product platform during February 2004.

Due to early results of these efforts, as of March 31, 2004, we have increased our goal for 2004 product sales to increase by approximately 44% to 50% over 2003 product sales, reflecting the full launch of VITOSS Scaffold CANISTER and additional product configurations under our VITOSS Scaffold FOAM platform. We continue to expect the net loss for 2004 to remain relatively steady in comparison to 2003 as we make the required investments in our business infrastructure for future growth.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the interim financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

In the U.S., product sales revenue is recognized upon shipment of our product to the end user customer. Outside the U.S., revenue from product sales is recognized upon receipt of our product by our independent stocking distributors. We do not allow product returns or exchanges and we have no post-shipment obligations to our customers. Both our U.S. customers and our independent stocking distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and sales discounts are not offered. Revenue is not recognized until persuasive evidence of an arrangement exists, performance has occurred, the sales price is fixed or determinable and collection is probable.

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

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”). In this financing, we sold Paul Royalty a revenue interest, in our VITOSS, CORTOSS and RHAKOSS products, in North America and Europe, and 2,582,645 shares of our Common Stock. The value of these shares at the time the transaction closed was $1.85 per share, or $4,777,893 in the aggregate. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation. On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the revenue interest obligation of $1,945,593, which made the balance of the revenue interest obligation $7,167,700 as of March 31, 2004 and December 31, 2003. Pursuant to the March 2002 Amendment, Paul Royalty surrendered to us 860,882 shares of our Common Stock that it had originally purchased in the October 2001 financing. In exchange, we surrendered our right to receive credits against the revenue interest obligation. The value of the surrendered shares of our Common Stock on March 22, 2002 was $2.26 per share, or $1,945,593 in the aggregate. The March 2002 Amendment also provided for a reduction in the amount required for us to repurchase Paul Royalty’s revenue interest, if a repurchase event was to occur (see Note 6 to the consolidated financial statements). This modification was accounted for as a treasury stock transaction with a decrease to shareholders’ equity and an increase to the revenue interest obligation based upon the fair market value of the Common Stock on the date of the modification. Since this represents a non-monetary transaction, we utilized the fair market value of our Common Stock surrendered by Paul Royalty on March 22, 2002, or $1,945,593, to determine the fair value of the non-monetary consideration. This approach is in accordance with Accounting Principles Board (“APB”) Opinion No. 29 “Accounting for Nonmonetary Transactions”. The treasury stock was then retired in September 2002.

The products that are subject to the revenue interest have been approved and marketed for less than three years or are still under development. For these reasons, as of March 31, 2004 and for the foreseeable future, we cannot make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Future sales from VITOSS in the U.S. and VITOSS and CORTOSS in Europe, our approved products, are difficult to estimate. RHAKOSS is under development with human clinical trials initiated in Europe in April 2002. We have initiated two pilot clinical studies and one pivotal human clinical trial for CORTOSS in the U.S. There is no assurance that the data from these clinical trials will result in obtaining the necessary approval to sell CORTOSS in the U.S. or RHAKOSS in Europe. Even if such approval is obtained, future revenue levels, if any, are difficult to estimate. We have not started any human clinical trials necessary to obtain FDA approval to market RHAKOSS in the U.S. Accordingly, given the matters discussed above we have charged and, for the foreseeable future, we will continue to charge any payments made under the agreement to revenue interest expense as revenues subject to the revenue interest obligation are recognized. We will continue to monitor our product sales levels. Once we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method and the obligation will be reduced as principal payments are made. Revenue interest expense of $192,751 and $134,677 has been recorded for the three months ended March 31, 2004 and 2003, respectively. The revenue interest under this agreement is treated as interest expense in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues.”

Income Taxes

We account for income taxes in accordance an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are recorded without consideration as to their realizability. The deferred tax asset includes net operating loss carryforwards, and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in our consolidated statements of operations but have been recorded as assets for tax return purposes. These tax assets are amortized over periods generally ranging from 10 to 17 years for tax purposes. The portion of any deferred tax asset, for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance against the asset. A valuation allowance has been established against all of our deferred tax assets since, given our history of operating losses, the realization of the deferred tax asset is not assured.

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. For options granted to employees, SFAS No. 123 allows a company either to record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25, and disclose the SFAS No. 123 fair value. For the three months ended March 31, 2004 and 2003, we recorded $114,477 and $282,008, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our stock. Cash and cash equivalents were $14,818,880 and $20,464,350 at March 31, 2004 and December 31, 2003, respectively. In addition, we have invested excess cash of $1,998,000 at March 31, 2004 and December 31, 2003 in short-term investments, consisting of fully-insured bank certificates of deposit.

The following is a summary of selected cash flow information:

	Three Months Ended March 31
	2004	2003
Net cash used in operating activities	$(5,357,920)	$(3,833,614)

Net cash used in investing activities	(268,997)	(159,480)

Net cash used in financing activities	(30,711)	(209,315)

Effect of exchange rate changes on cash and cash equivalents	12,158	55,895

Net cash used in operating activities

Operating Cash Inflows –

Operating cash inflows for the three months ended March 31, 2004 and 2003 have been derived primarily from VITOSS and IMBIBE product sales in the U.S. and from VITOSS, CORTOSS, and ALIQUOT product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and short-term investments.

Operating Cash Outflows –

Our operating cash outflows for the three months ended March 31, 2004 have primarily been used for the production of inventory, including inventory to support the commercial launch of new product configurations under our VITOSS product platform, payment of sales commissions on growing product sales and headcount additions as we invest in our distribution network through the expansion of our direct sales team in support of growing U.S. product sales related to VITOSS and IMBIBE. In addition, funds have been used for development and pre-clinical and clinical activities in preparation for regulatory filings of our products in development. Additionally for the three months ended March 31, 2004, we paid a contractually required advance payment of $1,100,000, less the $357,150 prepaid revenue interest expense as of December 31, 2003, to Paul Royalty. Of the net $550,099 ($1,100,000 contractual advance payment less $357,150 prepaid as of December 31, 2003 less $192,751 revenue interest expense earned for the three months ended March 31, 2004) paid to Paul Royalty, $192,751 was earned and the balance of $907,249 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of March 31, 2004.

In comparison, our operating cash outflows for the three months ended March 31, 2003 have primarily been used for development, pre-clinical and clinical activities in preparation for regulatory filings of our products in development. In addition, funds have been used for the production of inventory and payment of sales commissions related to VITOSS and IMBIBE. Additionally for the three months ended March 31, 2003, we paid a contractually required advance payment of $1,000,000 to Paul Royalty. Of the $1,000,000 paid to Paul Royalty, $134,677 was earned and the balance of $865,323 was included in prepaid revenue interest expense on the consolidated balance sheet as of March 31, 2003.

Operating Cash Flow Requirements Outlook –

We expect to focus our efforts on sales growth under our VITOSS product line for the next several years through the extension of our VITOSS product line configurations, on the collection and publication of VITOSS post-clinical data for marketing and sales purposes, and on continual improvements to our distribution channels. As a result, there may be future quarterly fluctuations in spending. We expect increases in the use of cash to build inventory for the launch of several new VITOSS product line configurations and for the ENDOSKELETON TA platform. Prior to the launch of each new product line configuration, significant inventory levels must be manufactured. The inventory may be manufactured in anticipation of the receipt of regulatory clearance, so as to prepare for rapid commercial launch of the product, once cleared, to our field sales network of independent sales agencies and direct sales representatives. If the inventory is built in the reporting periods prior to the receipt of the required regulatory clearance, the cost of the inventory manufactured will be expensed in accordance with SFAS No. 2 “Accounting for Research and Development Costs.” The gross margins for the new VITOSS product line configurations are expected to be lower than that for the current VITOSS product line.

In an effort to further accelerate the growth of sales of our new VITOSS product line configurations in future quarters, we are continually investing in our direct sales team by adding direct sales representatives to our organization for those territories in the U.S. where we either do not currently have independent sales agency coverage or the territory is under served. We began selling VITOSS Micro Morsel CANISTERS and VITOSS Standard Morsel CANISTERS through our U.S. distribution channels in December 2003, and in February 2004, we began selling the first product configurations under the VITOSS Scaffold FOAM product platform. Accordingly, future cash flow levels from our product sales continue to be difficult to predict, and product sales to-date may not be indicative of future sales levels. Sales of VITOSS and IMBIBE in the U.S. may fluctuate due to the timing of orders from hospitals. VITOSS, CORTOSS and ALIQUOT sales levels in Europe may fluctuate due to the timing of any distributor stocking orders and may experience seasonal slowdowns during the summer months.

We expect to continue to use cash, cash equivalents and short-term investments during 2004 and 2005 in operating activities associated with clinical trials in the U.S. for CORTOSS, research and development, including product development for our VITOSS product line configurations and the ENDOSKELETON TA platform, and the associated marketing and sales activities with VITOSS and IMBIBE in the U.S. and VITOSS, CORTOSS and ALIQUOT outside the U.S.

During November 2003, the pivotal clinical study for CORTOSS in vertebral compression fractures was approved by the FDA, pursuant to an investigational device exemption; therefore, we expect to incur costs associated with patient enrollment for this pivotal study in 2004 and 2005. We do not expect to receive FDA approval for the sale of CORTOSS in the U.S. for the next several years, if at all.

Our efforts to grow sales and reduce our losses are heavily dependent upon the timing of receipt of FDA 510(k) clearance for new product line configurations, the timing of subsequent launch and acceptance of our new product line configurations, such as VITOSS Scaffold FOAM and VITOSS Scaffold FOAM Flow, the rate at which we add new direct sales representatives and the rate at which our field sales network generates sales in their respective territories. Any efforts to grow sales are subject to certain risks related to our business, which are described in the Form 10-K for the year ended December 31, 2003 under the caption “Certain Risks Related to Our Business.” If the FDA does not clear additional new product line configurations under the 510(k) regulatory process, we do not expect sales to generate cash flow in excess of operating expenses for the foreseeable future, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and short-term investments to fund operating activities.

We have entered into and may enter additional financing arrangements where we pay revenue sharing amounts on the sales of certain products. Revenue sharing arrangements can increase expenses related to the sale of our products.

In March 2003, we entered into an agreement with KNSY to jointly develop and commercialize new biomaterials-based products. Following the regulatory clearance of a new product under the agreement, we have obligations to pay KNSY for manufacturing the product, achieve minimum sales levels in the first two years for such approved product, and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product, VITOSS Scaffold FOAM, and we commenced sales of the first product configuration under the VITOSS Scaffold FOAM product platform during February 2004.

During the remaining term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000. The amount of the advance payment remains $3,000,000 in the years 2005 through 2016. While we believe that we will have sufficient cash at the end of 2004 to make the required $3,000,000 advance payment to Paul Royalty during 2005, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2006 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that period, with any excess advance payments to be refunded to us shortly after the end of the year.

Net cash used in investing activities

We have invested $268,997 and $159,480 for the three months ended March 31, 2004 and 2003, respectively, primarily for the purchase of leasehold improvements, manufacturing equipment and research and development equipment in order to further expand our product development and manufacturing capabilities relating to VITOSS.

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

Net cash used in financing activities

Financing Cash Inflows -

During the three months ended March 31, 2004 and 2003, we received $94,430 and $20,654, respectively, from stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan.

Financing Cash Outflows –

During the three months ended March 31, 2004 and 2003, $32,895 and $108,926, respectively, were used to repay capital lease obligations. Also, during the three months ended March 31, 2004 and 2003, $81,479 and $51,648, respectively, were used for the repayment of notes payable. Additionally, during the three months ended March 31, 2004 and 2003, $10,767 and $69,395, respectively, were used for costs associated with the previous sale of our stock.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as well as the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next couple of years, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe our existing cash, cash equivalents and short-term investments of $16,816,880 as of March 31, 2004, will be sufficient to meet our currently estimated operating and investing requirements into 2005. In January 2004, a shelf registration was filed with the SEC. Therefore, we may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. Any such financings could result in substantial dilution to the holders of our Common Stock or require debt service and/or revenue sharing arrangements. In addition, any such financing may not be available in amounts or on terms acceptable to us.

Contractual Obligation and Commercial Commitments

Our commitments and contingencies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2003. There have not been any significant changes to matters discussed.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have, or are reasonably likely to have, a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the future as we continue our product development efforts.

Product Sales. Product sales for the three months ended March 31, 2004 grew 59% to $5,102,518 compared to $3,215,135 for the same period in 2003. Sales growth was primarily attributable to improved market penetration of VITOSS Scaffold Micro Morsels and Macro Morsels product configurations, as well as the launch of the VITOSS Scaffold CANISTER and the first products under the VITOSS Scaffold FOAM product platform, which are all sold under our VITOSS label in the U.S. The improved market penetration also resulted from our continuing investments made during the second half of 2003 and the first quarter of 2004 in our U.S. field sales network to improve our distribution and market coverage.

For the three months ended March 31, 2004 and 2003, approximately 92% and 93% of product sales, respectively, were from VITOSS and IMBIBE in the U.S. The remaining sales, during both periods in 2004 and 2003, were primarily a result of VITOSS, CORTOSS and ALIQUOT sales in Europe.

Gross Profit. Gross profit as a percent of sales was 82% for the first quarter of 2004, as compared to 84% for the same period in 2003. The lower gross profit margin trend is expected to continue through 2004 as we launch additional product configurations under our VITOSS Scaffold FOAM platform, which have lower gross margins.

Operating Expenses. Operating expenses for the quarter ended March 31, 2004 were $6,625,478 compared to $5,096,555 for the same quarter in 2003, which represents a 30% increase.

General & administrative expenses for the first quarter of 2004 decreased slightly to $1,127,147 from $1,180,589 in the same quarter of 2003.

Selling & marketing expenses were $4,268,087 for the first quarter of 2004, a 52% increase, from $2,804,139 in the comparable 2003 period. The increases in selling and marketing expenses for the first quarter of 2004 was principally due to increased commissions paid to the independent sales agencies in the U.S. as a result of higher product sales, additional investments made in building and expanding distribution through our field sales team to support the growth of U.S. product sales, and severance related to changes made in the sales management teams.

Research & development expenses were $1,230,244 for the three months ended March 31, 2004, an increase from $1,111,827 from the same period in 2003, due to development work associated with additional product configurations to be sold under our VITOSS Scaffold FOAM and ENDOSKELETON TA platforms.

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $171,264 and $103,767 of net other expense for the three months ended March 31, 2004 and 2003, respectively. The increase in net other expense between 2004 and 2003 is primarily attributed to higher revenue interest expense under the arrangement with Paul Royalty incurred as a result of higher product sales.

Net Loss. As a result of the foregoing factors, the net loss for the three months ended March 31, 2004 was $2,623,336 as compared to a net loss of $2,493,145 for the same period in 2003.

Dividends on Preferred Stock. For the three months ended March 31, 2003, dividends declared of $268,521 were paid in Common Stock to holders of our Series A Preferred Stock. In addition, for the three months ended March 31, 2003, we recorded $286,833 to recognize the implied discount as it relates to the increasing dividend rate, which was applicable to the Series A Preferred Stock in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock.” There were no dividends or deemed dividends recorded during the three months ended March 31, 2004 as a result of the conversion of the Series A Preferred Stock to Common Stock on June 27, 2003.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the three months ended March 31, 2004, was $2,623,336, or $.06 per basic and diluted common share, on 41,723,972 shares. The net loss applicable to common shareholders for the three months ended March 31, 2003, was $3,048,499, or $.15 per basic and diluted common share, on 20,391,509 shares, and included dividends of $555,354, of which $268,521 were declared and paid in Common Stock to holders of Orthovita’s Series A Preferred Stock. The increase in the shares used in calculating basic and diluted net loss per share increased primarily as a result of the conversion of Series A Preferred Stock into 9,337,629 shares of Common Stock; redemption of warrants for 5,186,681 shares of Common Stock and the sale of 4,892,856 shares of Common Stock.

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

As of March 31, 2004 and December 31 2003, our investments consisted primarily of fully insured bank certificates of deposit. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

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

No change in the Company’s internal control over financial reporting occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

(b)	Reports on Form 8-K.

On February 12, 2004, the Registrant furnished a Current Report on Form 8-K relating to the press release announcing its earnings for the fourth quarter of 2003.

On May 5, 2004 the Registrant furnished a Current Report on Form 8-K relating to the press release announcing its earnings for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

May 7, 2004	By:	ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President
(Principal executive officer)

May 7, 2004	By:	JOSEPH M. PAIVA
Joseph M. Paiva
Chief Financial Officer
(Principal financial and accounting officer)