Form 10-Q
period 2004-06-30
ORTHOVITA INC
filed 2004-08-06
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2004
Common Stock, par value $.01	46,496,161 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,380,016	$20,464,350
Short-term investments	—	1,998,000
Accounts receivable, net of allowance for doubtful accounts of $114,533 and $150,000, respectively	3,750,102	2,658,353
Inventories	7,483,050	3,603,134
Prepaid revenue interest expense	738,342	357,150
Other current assets	213,946	57,495

Total current assets	26,565,456	29,138,482

PROPERTY AND EQUIPMENT, net	4,271,248	4,361,729

OTHER ASSETS	90,166	50,352

	$30,926,870	$33,550,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$27,062	$73,499
Current portion of notes payable	468,346	352,487
Accounts payable	2,879,036	1,331,431
Accrued compensation and related expenses	624,817	1,053,111
Other accrued expenses	1,414,012	1,221,517

Total current liabilities	5,413,273	4,032,045

LONG-TERM LIABILITIES:
Capital lease obligations	46,836	58,488
Notes payable	339,470	394,188
Other long-term liabilities	135,685	104,880
Revenue interest obligation	7,167,700	7,167,700

Total long-term liabilities	7,689,691	7,725,256

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, 20,000,000 shares authorized, designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, $.01 par value, 2,000 shares authorized, 204 and 307 shares issued and outstanding	2	3
Common Stock, $.01 par value, 100,000,000 shares authorized, 40,784,421 and 39,921,712 shares issued and outstanding	407,844	399,217
Additional paid-in capital	114,237,488	113,059,329
Accumulated deficit	(97,270,080)	(92,012,770)
Accumulated other comprehensive income	448,652	347,483

Total shareholders’ equity	17,823,906	21,793,262

	$30,926,870	$33,550,563

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Unaudited)
PRODUCT SALES	$5,612,129	$3,686,302	$10,714,647	$6,901,437
COST OF SALES	1,164,092	609,877	2,093,204	1,117,835

GROSS PROFIT	4,448,037	3,076,425	8,621,443	5,783,602

OPERATING EXPENSES:
General and administrative	1,225,473	989,732	2,371,842	2,198,072
Selling and marketing	4,309,554	3,140,972	8,577,641	5,945,111
Research and development	1,389,754	1,077,060	2,600,776	2,161,136

Total operating expenses	6,924,781	5,207,764	13,550,259	10,304,319

OPERATING LOSS	(2,476,744)	(2,131,339)	(4,928,816)	(4,520,717)

INTEREST EXPENSE	(19,502)	(25,219)	(42,095)	(37,106)
REVENUE INTEREST EXPENSE	(168,905)	(154,127)	(361,656)	(288,804)
INTEREST INCOME	31,177	26,286	75,257	69,083

NET LOSS	(2,633,974)	(2,284,399)	(5,257,310)	(4,777,544)

DIVIDENDS PAID ON PREFERRED STOCK	—	—	—	(268,521)

DEEMED DIVIDENDS ON PREFERRED STOCK	—	(564,036)	—	(850,869)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,633,974)	$(2,848,435)	$(5,257,310)	$(5,896,934)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS-BASIC AND DILUTED	$(.06)	$(.13)	$(.13)	$(.28)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	41,852,124	21,402,069	41,788,011	20,899,400

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(5,257,310)	$(4,777,544)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	565,020	575,059
Provision for doubtful accounts	—	65,551
Common Stock options issued for services rendered	350,905	388,464
Loss on disposal of property and equipment	—	23,592
Changes in operating assets and liabilities:
Increase in -
Accounts receivable	(1,091,749)	(481,343)
Inventories	(3,879,916)	(129,488)
Prepaid revenue interest expense	(381,192)	(711,196)
Other current assets	(156,451)	(15,690)
Other assets	(39,814)	—
Increase (decrease) in -
Accounts payable	1,547,605	(123,777)
Accrued compensation and related expenses	(428,294)	(329,300)
Other accrued expenses	192,495	243,737
Other long-term liabilities	30,805	6,518

Net cash used in operating activities	(8,547,896)	(5,265,417)

INVESTING ACTIVITIES:
Sale of investments	1,998,000	—
Proceeds from sale of property and equipment	14,490	—
Purchases of property and equipment	(489,029)	(284,503)

Net cash provided by (used in) investing activities	1,523,461	(284,503)

FINANCING ACTIVITIES:
Repayment of notes payable	(145,742)	(137,289)
Repayments of capital lease obligations	(58,089)	(166,777)
Proceeds from notes payable	206,883	—
Costs associated with sale of Preferred Stock and warrants	(10,767)	(124,404)
Proceeds from sales of Common Stock and warrants, net	—	5,645,148
Proceeds from exercise of Common Stock warrants and options, and Common Stock purchased under the Employee Stock Purchase Plan	846,647	73,055

Net cash provided by financing activities	838,932	5,289,733

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	101,169	93,637

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,084,334)	(166,550)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,464,350	15,175,268

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,380,016	$15,008,718

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

We are a leading biomaterials company with proprietary technologies for the development and commercialization of synthetic biologically-active tissue engineering products for restoration of the human skeleton. We develop and market novel, synthetic-based biomaterial products for use in spinal surgery, the repair of osteoporotic fractures and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. Our business is focused on two areas. Our near-term commercial business is based on our VITOSS® Scaffold technology platforms, which are designed to address the non-structural bone graft market. Our longer-term clinical development program is focused on our CORTOSS™ technology platform, which is designed for injections in osteoporotic spines to treat Vertebral Compression Fractures (“VCFs”).

To date, we have focused on commercializing products based on our VITOSS Scaffold technology platforms. In the U.S., our largest market, these products have received marketing authority under a 510(k) regulatory pathway, allowing us to rapidly expand and evolve our product offerings. While we build our near-term commercial business, we continue to develop our CORTOSS technology platform to address critical needs in the VCF market. We have received CE Certification in the European Union (“EU”) to market CORTOSS for vertebral augmentation of VCFs of the spine. In the U.S., we have completed a pilot study for the use of CORTOSS in vertebral augmentation of VCFs using the Vertebroplasty treatment technique and are currently enrolling the pivotal phase of that clinical study. We have also completed patient enrollment in a second pilot study, involving the use of CORTOSS in vertebral augmentation of VCFs using the kyphoplasty technique.

We believe our existing cash and cash equivalents of $14,380,016 as of June 30, 2004, together with the net proceeds of approximately $24,150,000 received during July 2004 from the sale of Common Stock (see Note 8), will be sufficient to meet our currently estimated operating and investing requirements through at least through 2005.

Basis of Presentation

Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of financial statements requires that we make assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission, which includes consolidated financial statements as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly owned subsidiaries. We have eliminated all intercompany balances in consolidation.

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock and Common Stock options and warrants. As of June 30, 2004 and 2003, 204 and 307 shares, respectively, of outstanding Preferred Stock were assumed converted into 1,195,779 and 1,799,531 shares of Common Stock, respectively, for the basic and diluted net loss per common share calculation as these shares will automatically convert to Common Stock when the beneficial ownership limitation lapses (see Note 6). However, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three and six months ended June 30, 2004 and 2003 because they were anti-dilutive due to our losses.

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

For the three and six months ended June 30, 2004, we recorded $236,428 and $350,905, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For the three and six months ended June 30, 2003, we recorded $106,456 and $388,464, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock option grants in each period.

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net loss:
As reported	$(2,633,974)	$(2,848,435)	$(5,257,310)	$(5,896,934)

Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(1,741,954)	(259,668)	(2,262,724)	(627,631)

Pro forma	$(4,375,928)	$(3,108,103)	$(7,520,034)	$(6,524,565)

Basic and diluted net loss per share:
As reported	$(.06)	$(.13)	$(.13)	$(.28)

Pro forma	$(.10)	$(.15)	$(.18)	$(.31)

The weighted average fair value of the options granted during the three and six months ended June 30, 2004 is estimated to be $3.30 and $3.22 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.66% and 3.47% for the three and six months ended June 30, 2004, respectively; volatility of 86%; dividend yield of zero; and an expected life of six years for each of the measurement periods. The weighted average fair value of the options granted during the three and six months ended June 30, 2003 is estimated as $2.50 and $2.43 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.78% and 2.89% during the three and six months ended June 30, 2003, respectively; volatility of 94%; dividend yield of zero; and an expected life of six years for each of the measurement periods. The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases.

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

Supplemental Cash Flow Information

During the three and six months ended June 30, 2004, we granted options for the purchase of 60,200 and 98,700 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $236,428 and $350,905, respectively. During the three and six months ended June 30, 2003, we granted options for the purchase of 39,500 and 149,950 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $106,456 and $388,464, respectively.

In addition during the six months ended June 30, 2003, we issued an aggregate 84,281 shares of our Common Stock valued at $268,521 as payment of dividends to our holders of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (“Series A Preferred Stock”)(see Note 6). In March 2003, 85 shares of Series A Preferred Stock were converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock. In June 2003, 1,508 shares of Series A Preferred Stock automatically converted into 8,839,388 shares of Common Stock (see Note 6). In January 2004, an additional 103 shares of Series A Preferred Stock automatically converted into 603,750 shares of Common Stock (see Note 6).

Cash paid for interest expense and revenue interest expense for the three months ended June 30, 2004 was $19,502 and $168,905, respectively, and cash paid for interest expense and revenue interest expense for the six months ended June 30, 2004 was $42,095 and $361,656, respectively. For the three months ended June 30, 2003, cash paid for interest expense and revenue interest expense was $25,219 and $154,127, respectively, and during the six months ended June 30, 2003, cash paid for interest expense and revenue interest expense was $37,106 and $288,804, respectively.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of the consolidated balance sheets. For the three and six months ended June 30, 2004 and 2003, comprehensive loss was:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net loss applicable to common shareholders	$(2,633,974)	$(2,848,435)	$(5,257,310)	$(5,896,934)

Foreign currency translation	89,011	37,742	101,169	93,637

Comprehensive loss	$(2,544,963)	$(2,810,693)	$(5,156,141)	$(5,803,297)

Reclassifications

The 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2004, we invested all excess cash in cash equivalents; however, if investments are held, such investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. We held no short-term investments as of June 30, 2004, and as of December 31, 2003, short-term investments consist of certificates of deposit.

3. INVENTORIES:

As of June 30, 2004 and December 31, 2003, inventories consisted of the following:

	June 30, 2004	December 31, 2003
Raw materials	$255,799	$197,016
Work-in-process	3,295,826	1,784,789
Finished goods	3,931,425	1,621,329

	$7,483,050	$3,603,134

The increase in inventories for the six months ended June 30, 2004 have primarily been a result of production of inventory to support the commercial launch of new product configurations under our VITOSS Scaffold FOAM product platform.

4. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”). The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the “revenue interest obligation” of $1,945,593, which made the balance of the revenue interest obligation $7,167,700 as of June 30, 2004 and December 31, 2003.

The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage can increase if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. During 2003 and the six months ended June 30, 2004, Paul Royalty received 4.375% on specific product sales related to VITOSS and CORTOSS.

The products that are subject to the revenue interest have been approved and marketed for less than three years or are still under development. For these reasons, as of June 30, 2004 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Accordingly, given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $168,905 and $361,656 has been recorded for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, revenue interest expense of $154,127 and $288,804 has been recorded, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

In addition beginning in 2003, and throughout the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the contractually required advance payment of $1,000,000. Of the $1,000,000 paid to Paul Royalty, $642,850 was earned in 2003 and the balance of $357,150 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2003. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, which was paid to Paul Royalty during February 2004 net of the $357,150 balance in prepaid revenue interest expense outstanding as of December 31, 2003. During the three and six months ended June 30, 2004, $168,905 and $361,656 of revenue interest expense was earned by Paul Royalty. The balance of $738,342 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of June 30, 2004. The amount of the advance payment remains $3,000,000 in each of the years 2005 through 2016. While we believe that we will have sufficient cash at the end of 2004 to make the required

$3,000,000 advance payment to Paul Royalty during 2005, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2006 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

As of June 30, 2004, we were in compliance with all financial covenants. However, if we fail to maintain certain specified balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest.

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of June 30, 2004, we would have owed Paul Royalty $17,375,140. As of June 30, 2004, we do not expect to fall out of compliance in the foreseeable future with the financial covenants of the revenue interest obligation.

5. OTHER ACCRUED EXPENSES:

As of June 30, 2004 and December 31, 2003, other accrued expenses consisted of the following:

	June 30, 2004	December 31, 2003
Commissions payable	$622,908	$415,316
Accrued professional fees	252,421	224,558
Royalties payable	203,848	117,548
Other	334,835	464,095

	$1,414,012	$1,221,517

6. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2003 through June 30, 2004.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2003	39,921,712	$21,793,262

Conversion of Preferred Stock to Common Stock	603,750	—
Exercise of Common Stock warrants and options and Common Stock purchased under the Employee Stock Purchase Plan	258,959	846,647
Currency translation adjustment	—	101,169
Issuance of Common Stock options for services	—	350,905
Costs associated with the sale of Stock		(10,767)

Net loss	—	(5,257,310)

	40,784,421	$17,823,906

Preferred Stock and Warrants

In July and October 2002, we sold an aggregate of 1,900 shares of Series A Preferred Stock at $10,000 per share together with five-year warrants to purchase 8,352,872 shares of Common Stock at $1.612 per share, for net cash proceeds of $17,337,350 in 2002. We incurred additional costs of $10,767 and $124,404 during the six months ended June 30, 2004 and 2003, respectively, associated with the sale of the Series A Preferred Stock and warrants, which were offset against the proceeds of the transaction.

In March 2003, 85 shares of Series A Preferred Stock were voluntarily converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock.

On June 27, 2003, the shares of Series A Preferred Stock became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock (the “Series A Preferred Stock Designations”) as a result of the average of the closing prices of our Common Stock as reported on the Nasdaq National Market over the 20 trading days ended June 26, 2003. For the six months ended June 30, 2004 and 2003, 103 and 1,508 shares of Series A Preferred Stock automatically converted into 603,750 and 8,839,388 shares of Common Stock, respectively. As of June 30, 2004, the remaining 204 shares of Series A Preferred Stock (the “Blocked Series A Preferred Shares”) have not yet converted as a result of provisions in the Series A Preferred Stock Designations, which limit the number of shares of Series A Preferred Stock that automatically convert by virtue of beneficial ownership limitations applicable to certain shareholders. However, the Blocked Series A

Preferred Shares shall automatically convert into an aggregate of 1,195,779 shares of Common Stock as soon as the beneficial ownership limitation would not prevent such conversion. Nevertheless, as of June 27, 2003, dividends ceased to accrue on the Blocked Series A Preferred Shares. In addition, holders of the Blocked Series A Preferred Shares are no longer entitled to liquidation preferences, veto rights, anti-dilution protection or redemption rights. Accordingly, holders of the Blocked Series A Preferred Shares have no rights superior to holders of our Common Stock. The 1,195,779 shares of Common Stock have been included in the computation of basic and diluted loss per share for the three and six months ended June 30, 2004.

During the six months ended June 30, 2003, we declared and paid dividends of $268,521 on the Series A Preferred Stock. These dividends were paid in-kind by issuing an aggregate of 84,281 shares of our Common Stock. Due to the automatic conversion during the second quarter of 2003 of the Series A Preferred Stock described above, no dividends were required to be paid for periods after March 31, 2003.

The original terms of the Series A Preferred Stock stated that beginning after June 30, 2004, for any shares of Series A Preferred Stock still outstanding and not converted to Common Stock, the Dividend Rate would increase each quarter by an additional two percentage points per year, up to a maximum dividend rate of 14% per year. Accordingly, for the three and six months ended June 30, 2003, we recorded $564,036 and $850,869, respectively, of dividend accretion related to the higher dividend rates applicable to the Series A Preferred Stock for periods beginning after June 30, 2004 in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock” (“SAB 68”).

Common Stock

In January 2004, 103 shares of Series A Preferred Stock automatically converted into 603,750 shares of Common Stock. During the three months ended March 31, 2003 we issued an aggregate of 84,281 shares of our Common Stock valued at $268,521 as payment of dividends to our holders of our Series A Preferred Stock (see above). In March 2003, 85 shares of Series A Preferred Stock were converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock.

Common Stock Warrants and Options

During the three and six months ended June 30, 2004, stock options to purchase 88,841 and 116,505 shares of Common Stock were exercised for proceeds of $218,020 and $292,475, respectively. During the three and six months ended June 30, 2003, stock options to purchase 18,700 and 29,950 shares of Common Stock were exercised for proceeds of $44,440 and $57,952, respectively.

During the three and six months ended June 30, 2004, we granted options for the purchase of 60,200 and 98,700 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $236,428 and $350,905, respectively, which was included in selling and marketing expenses on the consolidated statements of operations. During the three and six months ended June 30, 2003, we granted options for the purchase of 39,500 and 149,950 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $106,456 and $388,464, respectively, which was included in selling and marketing expenses on the consolidated statements of operations. The stock options were for services rendered and were fully vested on the date of grant.

Summary Common Stock warrant information as of June 30, 2004 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range
2004	10,000	$6.00
2005	113,559	$5.26 - $ 5.90
2007	10,000	$1.75
2008	104,000	$2.80
2008	1,004,540	$2.90 - $ 4.00

Total	1,242,099	$1.75 - $ 6.00

During the three and six months ended June 30, 2004, warrants to purchase 128,572 shares of Common Stock were exercised for proceeds of $514,288. No warrants to purchase shares of Common Stock were exercised during the three and six months ended June 30, 2003.

Employee Stock Purchase Plan

During the three and six months ended June 30, 2004, 6,202 and 13,882 shares, respectively, of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $19,908 and $39,884, respectively. During the three and six months ended June 30, 2003, 3,175 and 5,976 shares, respectively, of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $7,961 and $15,103, respectively.

7. PRODUCT SALES:

For the three and six months ended June 30, 2004 and 2003, product sales by geographic market were as follows:

	For the three months ended June 30		For the six months ended June 30
PRODUCT SALES:	2004	2003	2004	2003
United States	$5,193,181	$3,372,739	$9,886,101	$6,368,213
Outside the United States	418,948	313,563	828,546	533,224

Total product sales	$5,612,129	$3,686,302	$10,714,647	$6,901,437

8. COMMITMENTS AND CONTINGENCIES:

Revenue Interest Obligation (see Note 4)

Agreement with Kensey Nash Corporation (“KNSY”)

In March 2003, we entered into an agreement with KNSY to jointly develop and commercialize new biomaterials-based products. KNSY will have the exclusive right to manufacture any jointly developed approved product for seven years and we will market and sell the product worldwide. Following the regulatory clearance of a new product under the agreement, we have obligations to pay KNSY for manufacturing the product, to achieve minimum sales levels in the first two years for such approved product and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product platform, VITOSS Scaffold FOAM, and we commenced sales of the first product configuration under the VITOSS Scaffold FOAM product platform during February 2004.

During the six months ended June 30, 2004, we purchased $2,215,692 of product inventory manufactured by KNSY on our behalf. As of June 30, 2004, we owed KNSY $1,587,120 for manufactured product inventory, which is included in accounts payable on the consolidated balance sheet. Amounts due to KNSY as of June 30, 2004 are expected to be paid by us during the third quarter of 2004.

Additionally, during the six months ended June 30, 2004, KNSY earned $288,078 in royalty payments of which $82,859 was paid and the balance of $118,593 and $86,626 is included in accounts payable and other accrued expenses, respectively, on the consolidated balance sheet.

Agreement with Cohesion Technolgies, Inc.

In June 2004, we entered into a sales distribution agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech Pharmaceuticals, Inc., to distribute, market and sell CoStasis® (VITAGEL™), a composite liquid hemostat, and the CELLPAKER® collection system to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Cohesion Technologies, Inc. based on the net sales of such products. We have committed to purchase $400,000 of inventory and related assets during the third quarter of 2004. The gross margin percentage for CoStatsis and the CELLPAKER system is expected to be lower than that for our current VITOSS product line (See Note 9).

Litigation

During the normal course of business, we may be party to various claims and/or legal proceedings. We do not believe that the resolution of any such matters would have a material effect upon our consolidated financial statements.

9. SUBSEQUENT EVENT:

During July 2004, we issued and sold 5,681,818 shares of our Common Stock to Angiotech Pharmaceuticals, Inc. for net proceeds of approximately $24,150,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical facts or statements of current conditions, our disclosure and analysis in this Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, future financing and liquidity, adding direct sales representatives, the adequacy of available resources, sales growth, uses of cash, adequacy of inventory, and other statements regarding matters that are not historical facts or statements of current condition.

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

OVERVIEW AND GENERAL DEVELOPMENT OF OUR BUSINESS

We are a leading biomaterials company with proprietary technologies for the development and commercialization of synthetic biologically-active tissue engineering products for restoration of the human skeleton. We develop and market novel, synthetic-based biomaterial products for use in spinal surgery, the repair of osteoporotic fractures and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. Our business is focused on two areas. Our near-term commercial business is based on our VITOSS® Scaffold technology platforms, which are designed to address the non-structural bone graft market. Our longer-term clinical development program is focused on our CORTOSS™ technology platform, which is designed for injections in osteoporotic spines to treat Vertebral Compression Fractures (“VCFs”).

To date, we have focused on commercializing products based on our VITOSS Scaffold technology platforms. In the U.S., our largest market, these products have received marketing authority under a 510(k) regulatory pathway, allowing us to rapidly expand and evolve our product offerings. While we build our near-term commercial business, we continue to develop our CORTOSS technology platform to address critical needs in the VCF market. We have received CE Certification in the European Union (“EU”) to market CORTOSS for vertebral augmentation of VCFs of the spine. In the U.S., we have completed a pilot study for the use of CORTOSS in vertebral augmentation of VCFs using the Vertebroplasty treatment technique and are currently enrolling the pivotal phase of that clinical study. We have also completed patient enrollment in a second pilot study, involving the use of CORTOSS in vertebral augmentation of VCFs using the kyphoplasty technique. Additionally, rather than making any additional investment in our long-term RHAKOSS™ development program, we plan to further focus on what we believe are our near-term commercial product opportunities, such as our ENDOSKELETON™ platform.

We believe our existing cash and cash equivalents of $14,380,016 as of June 30, 2004, together with the net proceeds of approximately $24,150,000 received during July 2004 from the sale of Common Stock, will be sufficient to meet our currently estimated operating and investing requirements at least through 2005.

Product sales for the three months ended June 30, 2004 increased 52% over product sales for the three months ended June 30, 2003. For the three months ended June 30, 2004 and 2003, 93% and 91% of product sales, respectively, were in the U.S., primarily from sales of VITOSS and IMBIBETM. The remaining sales, during both periods in 2004 and 2003, were a result of VITOSS, CORTOSS and ALIQUOTTM sales outside the U.S., primarily in Europe. In addition, product sales for the six months ended June 30, 2004 increased 55% over product sales for the six months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, 92% of product sales were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during both periods in 2004 and 2003, were primarily a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

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

To enhance our near term product development efforts, in March 2003, we entered into an agreement with Kensey Nash Corporation (“KNSY”) to jointly develop and commercialize new biomaterials-based products. The new products to be developed under this agreement will be based on our proprietary VITOSS Scaffold bone void filler material in combination with proprietary resorbable KNSY biomaterials. Following the regulatory clearance of a new product under the agreement, we have obligations to pay KNSY for manufacturing the product, achieve minimum sales levels in the first two years for such approved product, and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product platform, VITOSS Scaffold FOAM, and we commenced sales of the first product configuration under the VITOSS Scaffold FOAM product platform during February 2004 (see Note 8 in accompanying notes to consolidated financial statements).

Additionally, in June 2004, we entered into a sales distribution agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech Pharmaceuticals, Inc. (“ANPI”), to distribute, market and sell CoStasis® (VITAGEL™), a composite liquid hemostat, and the CELLPAKER® collection system to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Cohesion Technologies, Inc. based on the net sales of such products. We have committed to purchase $400,000 of inventory and related assets during the third quarter of 2004. The gross margin percentage for CoStatsis and the CELLPAKER system is expected to be lower than that for our current VITOSS product line.

Our goal is to increase 2004 product sales by approximately 44% to 50% over 2003 product sales, reflecting the full launch of VITOSS Scaffold CANISTER and additional product configurations under our VITOSS Scaffold FOAM platform. revenue growth.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (the “U.S.”). The preparation of financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the interim financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”). The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the “revenue interest obligation” of $1,945,593, which made the balance of the revenue interest obligation $7,167,700 as of June 30, 2004 and December 31, 2003.

The products that are subject to the revenue interest have been approved and marketed for less than three years or are still under development. For these reasons, as of June 30, 2004 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Accordingly, given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $168,905 and $361,656 has been recorded for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, revenue interest expense of $154,127 and $288,804 has been recorded, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

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

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. For options granted to employees, SFAS No. 123 allows a company either to record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25, and disclose the SFAS No. 123 fair value. For the three and six months ended June 30, 2004, we recorded $236,428 and $350,905, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For the three and six months ended June 30, 2003, we recorded $106,456 and $388,464, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our stock. Cash and cash equivalents were $14,380,016 and $20,464,350 at June 30, 2004 and December 31, 2003, respectively. In addition, we had $1,998,000 at December 31, 2003 in short-term investments, consisting of fully-insured bank certificates of deposit, which matured during the three months ended June 30, 2004.

The following is a summary of selected cash flow information:

	Six Months Ended June 30
	2004	2003
Net cash used in operating activities	$(8,547,896)	$(5,265,417)

Net cash provided by (used in) investing activities	1,523,461	(284,503)

Net cash provided by financing activities	838,932	5,289,733

Effect of exchange rate changes on cash and cash equivalents	101,169	93,637

Net cash used in operating activities

Operating Cash Inflows –

Operating cash inflows for the six months ended June 30, 2004 and 2003 have been derived primarily from VITOSS and IMBIBE product sales in the U.S. and from VITOSS, CORTOSS and ALIQUOT product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and short-term investments.

Operating Cash Outflows –

Our operating cash outflows for the six months ended June 30, 2004 have primarily been used for the production of inventory, including the inventory build to support the commercial launch of new product configurations under our VITOSS Scaffold FOAM product platform, payment of sales commissions on growing product sales and headcount additions, as we invest in our distribution network through strengthening our sales management team. Additionally, operating cash outflows have been utilized for development and pre-clinical and clinical activities in preparation for regulatory filings of our products. In addition, funds have been used for the expansion of our direct sales team in support of growing U.S. product sales related to VITOSS and IMBIBE and near-term product development. In addition, funds have been used to pay the contractually required advance payment to Paul Royalty of $381,192 during the six months ended June 30, 2004.

In comparison, our operating cash outflows for the six months ended June 30, 2003 have primarily been used for the production of inventory, payment of sales commissions and headcount additions as we expand our field sales team in support of growing U.S. product sales related to VITOSS and IMBIBE. In addition, funds have been used for development and pre-clinical and clinical activities in preparation for regulatory filings of our products in development. Additionally as of June 30, 2003, we prepaid to Paul Royalty $711,196 of revenue interest expense.

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

In an effort to further accelerate the growth of sales of our new VITOSS product line configurations in future quarters, we are continually investing in our direct sales team by adding direct sales representatives to our organization for those territories in the U.S. where we either do not currently have independent sales agency coverage or the territory is under served. We began selling VITOSS Micro Morsel CANISTERS and VITOSS Standard Morsel CANISTERS through our U.S. distribution channels in December 2003, and in February 2004 we began selling the first product configurations under the VITOSS Scaffold FOAM product platform. Accordingly, future cash flow levels from our product sales continue to be difficult to predict, and product sales to-date may not be indicative of future sales levels. Sales of VITOSS and IMBIBE in the U.S. may fluctuate due to the timing of orders from hospitals. VITOSS, CORTOSS and ALIQUOT sales levels outside of the U.S. may fluctuate due to the timing of any distributor stocking orders and may experience seasonal slowdowns during the summer months.

Additionally, we expect to continue to use cash and cash equivalents during 2004 and 2005 in operating activities associated with clinical trials in the U.S. for CORTOSS, research and development, including product development for our VITOSS product line configurations and the ENDOSKELETON TA platform, and the associated marketing and sales activities with VITOSS and IMBIBE in the U.S. and VITOSS, CORTOSS and ALIQUOT outside the U.S.

During November 2003, the pivotal clinical study for CORTOSS in vertebral compression fractures was approved by the FDA, pursuant to an investigational device exemption; therefore, we expect costs associated with patient enrollment for this pivotal study to increase later in 2004 and 2005. We do not expect to receive FDA approval for the sale of CORTOSS in the U.S. for the next several years, if at all.

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

In March 2003, we entered into an agreement with KNSY to jointly develop and commercialize new biomaterials-based products. Following the regulatory clearance of a new product under the agreement, we have obligations to pay KNSY for manufacturing the product, achieve minimum sales levels in the first two years for such approved product, and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly-developed product platform, VITOSS Scaffold FOAM, and we commenced sales of the first product configuration under the VITOSS Scaffold FOAM product platform during February 2004. During the six months ended June 30, 2004, we purchased $2,215,692 of product inventory manufactured by KNSY on our behalf. As of June 30, 2004, we owed KNSY $1,587,120 for manufactured product inventory, which is included in accounts payable on the accompanying consolidated balance sheet. Amounts due to KNSY as of June 30, 2004 are expected to be paid by us during the third quarter of 2004. Additionally, during the six months ended June 30, 2004, KNSY earned $288,078 in royalty payments of which $82,859 was paid and the balance of $118,593 and $86,626 is included in accounts payable and other accrued expenses, respectively, on the accompanying consolidated balance sheet.

Additionally, in June 2004, we entered into a sales distribution agreement with Cohesion Technolgies, Inc. a wholly-owned subsidiary of ANPI to distribute, market and sell CoStasis (“VITAGEL”), a composite liquid hemostat, and the CELLPAKER collection system to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Cohesion Technologies, Inc. based on the net sales of such products. We have committed to purchase $400,000 of inventory and related assets during the third quarter of 2004. The gross margin percentage for CoStatsis and the CELLPAKER system is expected to be lower than that for our current VITOSS product line.

During the remaining term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000. The amount of the advance payment remains $3,000,000 in each of the years 2005 through 2016. While we believe that we will have sufficient cash at the end of 2004 to make the required $3,000,000 advance payment to Paul Royalty during 2005, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2006 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that period, with any excess advance payments to be refunded to us shortly after the end of the year.

Net cash provided by (used in) investing activities

Investing Cash Inflows –

During the six months ended June 30, 2004, we received $1,998,000 from the maturity of short-term investments.

Investing Cash Outflows –

We have invested $489,029 and $284,503 for the six months ended June 30, 2004 and 2003, respectively, primarily for the purchase of leasehold improvements, manufacturing equipment and research and development equipment in order to further expand our product development and manufacturing capabilities relating to VITOSS.

Investing Cash Outlook -

We expect the rate at which we invest funds in 2004 related to the purchase of leasehold improvements and capital equipment to increase slightly compared to 2003. The anticipated investments in additional manufacturing equipment is expected to be related to our VITOSS product line extensions. We anticipate approximately 75% of our capital equipment needs to be financed through notes payable.

Net cash provided by financing activities

Financing Cash Inflows -

During the six months ended June 30, 2004 and 2003, we received $846,647 and $73,055, respectively, from warrant and stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan. During the six months ended June 30, 2003, we sold 2,211,417 shares of Common Stock and warrants to purchase 442,283 shares of Common Stock for net proceeds of $5,645,148.

Financing Cash Outflows –

During the six months ended June 30, 2004 and 2003, $203,831 and $304,066, respectively, were used to repay capital lease obligations and notes payable.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as well as the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next two years, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash and cash equivalents to fund operating and investing activities. We believe our existing cash and cash equivalents of $14,380,016 as of June 30, 2004, together with the net proceeds of approximately $24,150,000 received during July 2004 from the sale of Common Stock, will be sufficient to meet our currently estimated operating and investing requirements at least through 2005.

Contractual Obligation and Commercial Commitments

Agreement with Cohesion Technolgies, Inc.

In June 2004, we entered into a sales distribution agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech Pharmaceuticals, Inc. (“ANPI”), to distribute, market and sell CoStasis® (VITAGEL™), a composite liquid hemostat, and the CELLPAKER® collection system to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Cohesion Technologies, Inc. based on the net sales of such products. We have committed to purchase $400,000 of inventory and related assets during the third quarter of 2004. The gross margin percentage for CoStatsis and the CELLPAKER system is expected to be lower than that for our current VITOSS product line.

Additional commitments and contingencies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2003 and in Note 8 of our Quarterly Report on Form 10-Q for the period ended June 30, 2004.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we anticipate the net loss during the remainder of 2004 to be comparable to the net loss recorded during the six months ended June 30, 2004, as we make investments needed to build our business and take advantage of growth opportunities.

Product Sales. Product sales for the three and six months ended June 30, 2004 increased to $5,612,129 and $10,714,647, respectively, from $3,686,302 and $6,901,437, respectively, for the same periods in 2003. Sales growth was primarily attributable to the launch of the VITOSS Scaffold CANISTER and the VITOSS Scaffold FOAM product platforms, as well as improved market penetration in the U.S. The improved market penetration also resulted from our continuing investments made during the second half of 2003 and the first half of 2004 in our U.S. field sales network in an effort to improve our distribution and market coverage.

Product sales for the three months ended June 30, 2004 increased 52% over product sales for the three months ended June 30, 2003. For the three months ended June 30, 2004 and 2003, 93% and 91% of product sales, respectively, were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during both periods in 2004 and 2003, were from sales of VITOSS, CORTOSS and ALIQUOT outside the U.S., primarily in Europe. In addition, product sales for the six months ended June 30, 2004 increased 55% over product sales for the six months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, 92% of product sales were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during both periods in 2004 and 2003, were primarily from sales of VITOSS, CORTOSS and ALIQUOT outside the U.S., primarily in Europe.

Gross Profit. Gross profit as a percent of sales was 79% for the second quarter of 2004, as compared to 83% for the same period in 2003. In addition, gross profit as a percent of sales was 80% for the six moths ended June 30, 2004 as compared to the 84% for the six months ended June 30, 2003. The lower gross profit percentage is a result of increases in the sales mix of our VITOSS Scaffold FOAM product platform, which has a lower gross profit percentage on a higher average selling price per unit as compared to our other products.

Operating Expenses. Operating expenses for the three months ended June 30, 2004 and 2003 were $6,924,781 and $5,207,764, respectively, which represents a 33% increase. Operating expenses for the six months ended June 30, 2004 and 2003 were $13,550,259 and $10,304,319, respectively, which represents a 32% increase.

General & administrative expenses for the three months ended June 30, 2004 increased to $1,225,473 from $989,732 for the same quarter of 2003 primarily due to additional headcount and increased patent legal expenses related to additional filings associated with our new products. Similarly, general & administrative expenses for the six months ended June 30, 2004 increased to $2,371,842 from $2,198,072 for the same period of 2003.

Selling & marketing expenses were $4,309,554 and $8,577,641 for the three and six month periods ended June 30, 2004, respectively, a 37% and 44% increase, respectively, from $3,140,972 and $5,945,111, respectively, in the comparable 2003 period. The increases in selling and marketing expenses between the three and six months ended June 30, 2004 and 2003 were primarily due to higher sales commissions paid in the U.S. as a result of increased product sales. The remainder of the increase in selling and marketing expenses was due to costs incurred in strengthening our sales management team and building and expanding distribution through our field sales team to support the growth of U.S. product sales.

Research & development expenses increased to $1,389,754 for the three months ended June 30, 2004 from $1,077,060 for the three months ended June 30, 2003. The increase is primarily due to development work associated with additional product configurations to be sold under our VITOSS Scaffold FOAM and ENDOSKELETON TA platforms. Likewise, research & development expenses increased to $2,600,776 for the six months ended June 30, 2004 from $2,161,136 for the six months ended June 30, 2003. The increase is primarily due to development work associated with additional product configurations to be sold under our VITOSS Scaffold FOAM and ENDOSKELETON TA platforms.

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $157,230 and $328,494 of net other expense for the three and six months ended June 30, 2004, respectively, as compared to $153,060 and $256,827 of net other expense for the three and six months ended June 30, 2003, respectively. The increase in net other expense for both the three and six month periods between 2004 and 2003 is primarily attributed to higher revenue interest expense incurred under the arrangement with Paul Royalty as a result of higher product sales.

Net Loss. As a result of the foregoing factors, our net loss for the three and six months ended June 30, 2004 was $2,633,974 and $5,257,310, respectively. In comparison, our net loss for the three and six months ended June 30, 2003 was $2,284,399 and $4,777,544, respectively.

Dividends on Preferred Stock. For the six months ended June 30, 2003, dividends declared of $268,521 were paid in Common Stock to holders of our Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (the “Series A Preferred Stock”). In addition, for the three and six months ended June 30, 2003, we recorded $564,036 and $850,869, respectively, to recognize the deemed dividend as it relates to the increasing dividend rate, which was applicable to the Series A Preferred Stock in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock.” There were no dividends or deemed dividends recorded during the three and six months ended June 30, 2004 as a result of the lapsing of the special rights associated with the Series A Preferred Stock upon conversion of the majority of the Series A Preferred Stock to Common Stock on June 27, 2003.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the three months ended June 30, 2004 was $2,633,974, or $.06 per common basic and diluted share, on 41,852,124 shares used in computing basic and diluted net loss applicable to common shareholders as compared to a net loss applicable to common shareholders for the three months ended June 30, 2003 of $2,848,435, or

$0.13 per common basic and diluted share, on 21,402,069 shares used in computing basic and diluted net loss applicable to common shareholders. The net loss applicable to common shareholders for the six months ended June 30, 2004 was $5,257,310, or $.13 per common basic and diluted share, on 41,788,011 shares used in computing basic and diluted net loss applicable to common shareholders as compared to a net loss applicable to common shareholders for the six months ended June 30, 2003 of $5,896,934, or $0.28 per common basic and diluted share, on 20,899,400 shares used in computing basic and diluted net loss applicable to common shareholders.

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

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments, if applicable. Interest rate changes would result in unrealized gains or losses in the market value of the short-term investments due to differences between the market interest rates and rates at the inception of the short-term investment.

As of December 31 2003, our investments consisted primarily of fully insured bank certificates of deposit, and we held no short-term investments as of June 30, 2004. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and principal financial and accounting officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2004, we held our 2004 Annual Meeting of Shareholders. At the Annual Meeting, the following matters were submitted to a vote of our shareholders:

1. The following six individuals were nominated and elected to serve as the directors of the Company:

Morris Cheston, Jr.	FOR: 26,306,824 WITHHOLD AUTHORITY: 23,229

David Fitzgerald	FOR: 26,216,321 WITHHOLD AUTHORITY: 113,732

Antony Koblish	FOR: 26,306,848 WITHHOLD AUTHORITY: 23,205

Robert M. Levande	FOR: 26,296,724 WITHHOLD AUTHORITY: 33,329

Mary Paetzold	FOR: 26,306,824 WITHHOLD AUTHORITY: 23,229

Russell B. Whitman	FOR: 26,226,321 WITHHOLD AUTHORITY: 103,732

2. The Company’s Board of Directors proposed that the shareholders adopt amendment and restatement the Company’s 1997 Equity Compensation Plan (the “Plan”) to:

a)	Increase the number of shares of the Company’s Common Stock available for issuance pursuant to grants thereunder from 4,850,000 to 7,350,000;

b)	Increase the maximum number of shares that may be granted under the Plan to any individual during any calendar year from 300,000 shares to 500,000 shares;

c)	Increase the number of shares that can be granted by the one-person committee created by the Plan from 20,000 shares per year per employee to 50,000 shares per year per employee; and

d)	Clarify changes to permit grantees to make broker-assisted exercises.

There were 16,304,679 votes in favor of adoption of the amendment and restatement, 917,193 votes against the amendment and restatement and 22,800 abstentions with respect to the adoption of the amendment and restatement of the Plan. Accordingly, the proposal regarding adoption of the amendment and restatement to the 1997 Equity Compensation Plan was approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit 10.1	Exclusive Sales Distribution Agreement, dated as of July 1, 2004, by and between the Company and Cohesion Technologies, Inc. *

Exhibit 10.2	Form of Indemnification Agreement, dated May 4, 2004, between the Company and each of Morris Cheston, Jr., David Fitzgerald, Antony Koblish, Robert M. Levande, Mary Paetzold and Russell B. Whitman

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

*	Confidential treatment requested

(b) Reports on Form 8-K.

On May 5, 2004 the Registrant furnished a Current Report on Form 8-K relating to the press release announcing its earnings for the first quarter of 2004.

On June 30, 2004, the Registrant filed a Current Report on Form 8-K relating to the development, manufacturing and supply agreement, dated March 25, 2003, between the Company and Kensey Nash Corporation; the Employment Agreement, dated April 23, 2003, between the Company and Antony Koblish; the Employment Agreement, dated April 23, 2003, between the Company and Joseph M. Paiva; and the Employment Agreement, dated April 23, 2003, between the Company and Erik M. Erbe, PhD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

August 6, 2004	By:	ANTONY KOBLISH
Antony Koblish Chief Executive Officer and President (Principal executive officer)

August 6, 2004	By:	JOSEPH M. PAIVA
Joseph M. Paiva Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1	Exclusive Sales Distribution Agreement, dated as of July 1, 2004, by and between the Company and Cohesion Technologies, Inc. *

Exhibit 10.2	Form of Indemnification Agreement, dated May 4, 2004, between the Company and each of Morris Cheston, Jr., David Fitzgerald, Antony Koblish, Robert M. Levande, Mary Paetzold and Russell B. Whitman

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

*	Confidential treatment requested