Form 10-Q
period 2004-09-30
ORTHOVITA INC
filed 2004-11-09
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number 0-24517

ORTHOVITA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2694857
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

45 Great Valley Parkway, Malvern, PA	19355
(Address of Principal Executive Offices)	(Zip Code)

(610) 640-1775

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date         .

Class	Outstanding as of November 9, 2004
Common Stock, par value $.01	46,517,466 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,305,930	$20,464,350
Short-term investments	—	1,998,000
Accounts receivable, net of allowance for doubtful accounts of $110,707 and $150,000, respectively	4,226,790	2,658,353
Inventories	6,978,456	3,603,134
Prepaid revenue interest expense	572,662	357,150
Other current assets	455,150	57,495

Total current assets	46,538,988	29,138,482

PROPERTY AND EQUIPMENT, net	4,278,282	4,361,729

OTHER ASSETS	66,813	50,352

	$50,884,083	$33,550,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$27,844	$73,499
Current portion of notes payable	402,169	352,487
Accounts payable	2,044,644	1,331,431
Accrued compensation and related expenses	961,087	1,053,111
Other accrued expenses	1,725,582	1,221,517

Total current liabilities	5,161,326	4,032,045

LONG-TERM LIABILITIES:
Capital lease obligations	39,575	58,488
Notes payable	288,316	394,188
Other long-term liabilities	150,850	104,880
Revenue interest obligation	7,167,700	7,167,700

Total long-term liabilities	7,646,441	7,725,256

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, 20,000,000 shares authorized, designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, $.01 par value, 2,000 shares authorized, 204 and 307 shares issued and outstanding	2	3
Common Stock, $.01 par value, 100,000,000 shares authorized, 46,513,427 and 39,921,712 shares issued and outstanding	465,134	399,217
Additional paid-in capital	138,400,642	113,059,329
Accumulated deficit	(101,226,035)	(92,012,770)
Accumulated other comprehensive income	436,573	347,483

Total shareholders’ equity	38,076,316	21,793,262

	$50,884,083	$33,550,563

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Unaudited)
PRODUCT SALES	$6,853,788	$4,185,621	$17,568,435	$11,087,058
COST OF SALES	3,125,496	740,557	5,218,700	1,858,392

GROSS PROFIT	3,728,292	3,445,064	12,349,735	9,228,666

OPERATING EXPENSES:
General and administrative	1,603,979	960,689	3,956,599	3,131,010
Selling and marketing	4,355,623	2,978,884	12,933,264	8,923,995
Research and development	1,605,098	1,478,505	4,225,096	3,667,392

Total operating expenses	7,564,700	5,418,078	21,114,959	15,722,397

OPERATING LOSS	(3,836,408)	(1,973,014)	(8,765,224)	(6,493,731)

INTEREST EXPENSE	(32,568)	(24,148)	(74,663)	(61,254)
REVENUE INTEREST EXPENSE	(165,680)	(173,755)	(527,336)	(462,559)
INTEREST INCOME	78,701	39,641	153,958	108,724

NET LOSS	(3,955,955)	(2,131,276)	(9,213,265)	(6,908,820)

DIVIDENDS PAID ON PREFERRED STOCK	—	—	—	(268,521)

DEEMED DIVIDENDS ON PREFERRED STOCK	—	—	—	(850,869)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,955,955)	$(2,131,276)	$(9,213,265)	$(8,028,210)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS-BASIC AND DILUTED	$(.08)	$(.05)	$(.21)	$(.29)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	47,506,585	40,025,619	43,751,121	27,344,866

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(9,213,265)	$(6,908,820)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	850,716	856,539
Provision for doubtful accounts	—	115,551
Write-down of inventory	1,275,367	300,233
Common Stock options and warrants issued for services rendered	413,018	631,275
Common Stock issued for services rendered	24,095	—
Loss on disposal of property and equipment	—	23,592
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(1,568,437)	(898,758)
Inventories	(4,650,689)	(558,546)
Prepaid revenue interest expense	(215,512)	(537,441)
Other current assets	(397,655)	(11,146)
Other assets	(16,461)	19,968
Increase (decrease) in -
Accounts payable	713,213	8,308
Accrued compensation and related expenses	(92,024)	(105,907)
Other accrued expenses	504,065	(103,776)
Other long-term liabilities	45,970	20,724

Net cash used in operating activities	(12,327,599)	(7,148,204)

INVESTING ACTIVITIES:
Sale (purchases) of investments	1,998,000	(2,000)
Proceeds from sale of property and equipment	14,480	—
Purchases of property and equipment	(781,749)	(256,672)

Net cash provided by (used in) investing activities	1,230,731	(258,672)

FINANCING ACTIVITIES:
Repayment of notes payable	(263,073)	(144,593)
Repayments of capital lease obligations	(64,568)	(269,110)
Proceeds from notes payable	206,883	—
Costs associated with sale of Preferred Stock and warrants	(10,767)	(124,404)
Proceeds from sales of Common Stock and warrants, net	24,027,917	12,413,523
Proceeds from exercise of Common Stock warrants and options and Common Stock purchased under the Employee Stock Purchase Plan	952,966	91,342

Net cash provided by financing activities	24,849,358	11,966,758

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	89,090	101,758

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,841,580	4,661,640
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,464,350	15,175,268

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,305,930	$19,836,908

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

We are a leading biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. We develop and market novel synthetic-based biomaterial products for use in spine surgery, the repair of osteoporotic fractures, and a broad range of clinical needs in the trauma, joint reconstruction, revision surgery and extremities markets. Our products are used in the regeneration of bone and soft-tissue.

Our near-term commercial business is based on our VITOSS® Scaffold technology platforms, which are designed to address the non-structural bone graft market and VITAGEL™, which is a matrix for soft-tissue healing. Our longer-term clinical development program is focused on our CORTOSS® technology platform, which is designed for injections in osteoporotic spines to treat vertebral compression fractures. We work jointly with Kensey Nash Corporation and Angiotech Pharmaceuticals, Inc. (“ANPI”) and continue to pursue similar relationships with other leaders in biomaterials.

We believe our cash and cash equivalents of $34,305,930 as of September 30, 2004 will be sufficient to meet our currently estimated operating and investing requirements at least through 2005.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly owned subsidiaries. We have eliminated all inter-company balances in consolidation.

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock and Common Stock options and warrants. As of September 30, 2004 and 2003, 204 and 307 shares, respectively, of outstanding Preferred Stock were assumed converted into 1,195,779 and 1,799,531 shares of Common Stock, respectively, for the basic and diluted net loss per common share calculation as these shares will automatically convert to Common Stock when the beneficial ownership limitation lapses (see Note 6). However, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three and nine months ended September 30, 2004 and 2003 since they were anti-dilutive due to our losses.

Revenue Recognition

In the U.S., product sales revenue is recognized upon shipment of our product to the end user customer. Outside the U.S., revenue from product sales is recognized upon receipt of our product by our independent, stocking distributors. We do not allow product returns or exchanges. We have no post-shipment obligations to our customers. Both our U.S. customers and our independent stocking distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and sales discounts are not offered. Revenue is not recognized until persuasive evidence of an arrangement exists, performance has occurred, the sales price is fixed or determinable and collection is probable.

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

Inventory

Inventory is stated at the lower of cost or market value using the first-in first-out basis, or FIFO. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense.

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

Income Taxes

We account for income taxes in accordance with an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are recorded without consideration as to their ability to be realized. The deferred tax asset includes net operating loss carryforwards, and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in our consolidated statements of operations but have been recorded as assets for tax return purposes. These tax assets are amortized over periods generally ranging from 10 to 17 years for tax purposes. The portion of any deferred tax asset, for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance against the asset. A valuation allowance has been established against all of our deferred tax assets since, given our history of operating losses, the realization of the deferred tax asset is not assured.

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. For options granted to employees, SFAS No. 123 allows a company to either record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25 and disclose the SFAS No. 123 fair value.

For the three and nine months ended September 30, 2004, we recorded $62,113 and $413,018, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For the three and nine months ended September 30, 2003, we recorded $242,811 and $631,275, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants and warrants. The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock option grants in each period.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss applicable to common shareholders:
As reported	$(3,955,955)	$(2,131,276)	$(9,213,265)	$(8,028,210)
Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(806,927)	(221,261)	(1,974,769)	(646,986)

Pro forma	$(4,762,882)	$(2,352,537)	$(11,188,034)	$(8,675,196)

Basic and diluted net loss per share:
As reported	$(.08)	$(.05)	$(.21)	$(.29)

Pro forma	$(.10)	$(.06)	$(.26)	$(.32)

Pro forma financial information required by SFAS No. 123 has been determined as if we had accounted for all outstanding and unvested stock option grants using the Black-Scholes fair value option pricing model with the following weighted average assumptions for the three and nine month periods ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average fair value of options granted	$3.28	$2.94	$3.23	$2.48
Risk-free interest rate	3.28%	2.48%	3.46%	2.85%
Volatility	86%	94%	86%	94%
Dividend yield	Zero	Zero	Zero	Zero
Expected life	6 years	6 years	6 years	6 years

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

Supplemental Cash Flow Information

During the three and nine months ended September 30, 2004, we granted options for the purchase of 17,500 and 116,200 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $62,113 and $413,018, respectively. In addition, during the three and nine months ended September 30, 2004, we issued 4,832 shares of Common Stock to a consultant in consideration for services valued at $24,095. During the three and nine months ended September 30, 2003, we granted options for the purchase of 80,150 shares and 230,100 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $242,811 and $631,275, respectively.

In addition during the nine months ended September 30, 2003, we issued an aggregate 84,281 shares of our Common Stock valued at $268,521 as payment of dividends to our holders of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (“Series A Preferred Stock”)(see Note 6). In March 2003, 85 shares of Series A Preferred Stock were converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock. In June 2003, 1,508 shares of Series A Preferred Stock automatically converted into 8,839,388 shares of Common Stock (see Note 6). In January 2004, an additional 103 shares of Series A Preferred Stock automatically converted into 603,750 shares of Common Stock (see Note 6).

For the nine months ended September 30, 2004, we issued notes payable of $206,833 in connection with the purchase of property and equipment. Cash paid for interest expense for the three and nine months ended September 30, 2004 was $32,568 and $74,663, respectively. For the three and nine months ended September 30, 2003, cash paid for interest expense was $24,148 and $61,254, respectively.

Cash paid for revenue interest expense for the nine months ended September 30, 2004 and 2003 was $742,850 and $1,000,000, respectively. There was no cash paid for revenue interest expense during the three months ended September 30, 2004 and 2003.

Comprehensive Income (Loss)

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of the consolidated balance sheets. For the three and nine months ended September 30, 2004 and 2003, comprehensive income (loss) was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss applicable to common shareholders	$(3,955,955)	$(2,131,276)	$(9,213,265)	$(8,028,210)
Foreign currency translation	(12,079)	8,121	89,090	101,758

Comprehensive loss	$(3,968,034)	$(2,123,155)	$(9,124,175)	$(7,926,452)

Reclassifications

The 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2004, we invested all excess cash in cash equivalents; however, if investments are held, such investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. We held no short-term investments as of September 30, 2004, and as of December 31, 2003, short-term investments consisted of certificates of deposit.

3. INVENTORIES:

As of September 30, 2004 and December 31, 2003, inventories consisted of the following:

	September 30, 2004	December 31, 2003
Raw materials	$283,327	$197,016
Work-in-process	2,997,416	1,784,789
Finished goods	3,697,713	1,621,329

	$6,978,456	$3,603,134

The increase in inventories for the nine months ended September 30, 2004 has primarily been a result of production of inventory to support the multiple commercial launches of new product configurations under our VITOSS Scaffold FOAM product platform. As of September 30, 2004 and December 31, 2003, inventories includes a provision of $1,275,367 and $300,233, respectively, to write down inventory to its net realizable value.

4. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”). The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the “revenue interest obligation” of $1,945,593, which made the balance of the revenue interest obligation $7,167,700 as of September 30, 2004 and December 31, 2003.

The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. During 2003 and the nine months ended September 30, 2004, Paul Royalty received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS.

The products that are subject to the revenue interest have been approved and marketed for less than three years or are still under development. For these reasons, as of September 30, 2004 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Accordingly, given these uncertainties, we have fully charged and, for the foreseeable future, we will continue to fully charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $165,680 and $527,336 has been recorded for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2003, revenue interest expense of $173,755 and $462,559, respectively, has been recorded. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

Throughout the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the contractually required advance payment of $1,000,000. Of the $1,000,000 paid to Paul Royalty, $642,850 was earned in 2003 and the balance of $357,150 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2003. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, which was paid to Paul Royalty during February 2004, net of the $357,150 balance in prepaid revenue interest expense outstanding as of December 31, 2003. During the three and nine months ended September 30, 2004, $165,680 and $527,336, respectively, of revenue interest expense was earned by Paul Royalty. The prepaid balance of $572,662 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of September 30, 2004. The amount of the advance payment remains $3,000,000 in each of the years 2005 through 2016. While we believe that we will have sufficient cash at the end of 2004 and 2005 to make the required $3,000,000 advance payments to Paul Royalty during 2005 and 2006, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2007 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

As of September 30, 2004, we were in compliance with all financial covenants. However, if we fail to maintain certain specified balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest.

We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of September 30, 2004, we would have owed Paul Royalty $19,292,901. As of September 30, 2004, we do not expect to fall out of compliance in the foreseeable future with the financial covenants of the revenue interest obligation.

5. OTHER ACCRUED EXPENSES:

As of September 30, 2004 and December 31, 2003, other accrued expenses consisted of the following:

	September 30, 2004	December 31, 2003
Commissions payable	$640,000	$415,316
Accrued professional fees	501,838	224,558
Royalties payable	187,658	117,548
Other	396,086	464,095

	$1,725,582	$1,221,517

6. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2003 through September 30, 2004.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2003	39,921,712	$21,793,262
Conversion of Preferred Stock to Common Stock	603,750	—
Exercise of Common Stock warrants and options and Common Stock purchased under the Employee Stock Purchase Plan	301,315	952,966
Currency translation adjustment	—	89,090
Issuance of Common Stock for services	4,832	24,095
Issuance of Common Stock options for services	—	413,018
Costs associated with the sale of preferred stock	—	(10,767)
Sale of Common Stock	5,681,818	24,027,917
Net loss	—	(9,213,265)

	46,513,427	$38,076,316

Preferred Stock and Warrants

In July and October 2002, we sold an aggregate of 1,900 shares of Series A Preferred Stock at $10,000 per share together with five-year warrants to purchase 8,352,872 shares of Common Stock at $1.612 per share, for net cash proceeds of $17,337,350. We incurred additional costs of $10,767 and $124,404 during the nine months ended September 30, 2004 and 2003, respectively, associated with the sale of the Series A Preferred Stock and warrants, which were offset against the proceeds of the transaction.

In March 2003, 85 shares of Series A Preferred Stock were voluntarily converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock.

On June 27, 2003, the shares of Series A Preferred Stock became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock (the “Series A Preferred Stock Designations”) as a result of the average of the closing prices of our Common Stock as reported on the Nasdaq National Market over the 20 trading days ended June 26, 2003. For the nine months ended September 30, 2004 and 2003, 103 and 1,508 shares of Series A Preferred Stock, respectively, automatically converted into 603,750 and 8,839,388 shares of Common Stock, respectively. As of September 30, 2004, the remaining 204 shares of Series A Preferred Stock (the “Blocked Series A Preferred Shares”) have not yet converted as a result of provisions in the Series A Preferred Stock

Designations, which limit the number of shares of Series A Preferred Stock that automatically convert by virtue of beneficial ownership limitations applicable to certain shareholders. However, the Blocked Series A Preferred Shares shall automatically convert into an aggregate of 1,195,779 shares of Common Stock as soon as the beneficial ownership limitation would not prevent such conversion. Nevertheless, as of June 27, 2003, dividends ceased to accrue on the Blocked Series A Preferred Shares. In addition, holders of the Blocked Series A Preferred Shares are no longer entitled to liquidation preferences, veto rights, anti-dilution protection or redemption rights. Accordingly, holders of the Blocked Series A Preferred Shares have no rights superior to holders of our Common Stock. The 1,195,779 shares of Common Stock have been included in the computation of basic and diluted loss per share for the three and nine months ended September 30, 2004.

During the nine months ended September 30, 2003, we declared and paid dividends of $268,521 on the Series A Preferred Stock. These dividends were paid in-kind by issuing an aggregate of 84,281 shares of our Common Stock. Due to the automatic conversion during the second quarter of 2003 of the Series A Preferred Stock described above, no dividends were required to be paid for periods after March 31, 2003.

The original terms of the Series A Preferred Stock stated that beginning after June 30, 2004, for any shares of Series A Preferred Stock still outstanding and not converted to Common Stock, the Dividend Rate would increase each quarter by an additional two percentage points per year, up to a maximum dividend rate of 14% per year. Accordingly, for the nine months ended September 30, 2003, we recorded $850,869 of dividend accretion related to the higher dividend rates applicable to the Series A Preferred Stock for periods beginning after June 30, 2004 in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock” (“SAB 68”).

Common Stock

In July 2004, we sold 5,681,818 shares of our Common Stock to ANPI for net proceeds of $24,027,917. Additionally, during the three and nine months ended September 30, 2004, we issued 4,832 shares of Common Stock to a consultant in consideration for services valued at $24,095, which was included in research and development expenses on the consolidated statements of operations.

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

Additionally during July 2003, 4,602,217 shares of Common Stock were issued upon the cashless exercise of outstanding warrants to purchase 8,352,872 shares of Common Stock that we sold to investors and 584,464 shares of Common Stock were issued upon the cashless exercise of 1,113,716 shares of Common Stock issued to the placement agent in connection with the Series A Preferred Stock and warrant financing completed in July and October, 2002 (see Preferred Stock and Warrants above).

Common Stock Warrants and Options

During the three and nine months ended September 30, 2004, stock options to purchase 36,965 and 153,470 shares of Common Stock were exercised for proceeds of $88,998 and $381,473, respectively. During the three and nine months ended September 30, 2003, stock options to purchase 2,125 and 32,075 shares of Common Stock were exercised for proceeds of $6,299 and $64,251, respectively.

During the three and nine months ended September 30, 2004, we granted options for the purchase of 17,500 and 116,200 shares of Common Stock, respectively, with various exercise prices to certain consultants in consideration for services valued at $62,113 and $413,018, respectively, which was included in selling and marketing expenses on the consolidated statements of operations. During the three and nine months ended September 30, 2003, we granted options for the purchase of 80,150 shares and 230,100 shares of Common Stock, respectively, with various exercise prices to certain consultants in consideration for services valued at $242,811 and $631,275, respectively, which was included in selling and marketing expenses on the consolidated statements of operations. The stock options were for services rendered and were fully vested on the date of grant.

Summary Common Stock warrant information as of September 30, 2004 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range
2004	10,000	$6.00
2005	113,559	$5.26 - $ 5.90
2007	10,000	$1.75
2008	104,000	$2.80
2008	1,004,540	$2.90 - $ 4.00

Total	1,242,099	$1.75 - $ 6.00

During the nine months ended September 30, 2004, warrants to purchase 128,572 shares of Common Stock were exercised for proceeds of $514,288. No warrants to purchase shares of Common Stock were exercised during the three months ended September 30, 2004 or the three and nine months ended September 30, 2003.

Employee Stock Purchase Plan

During the three and nine months ended September 30, 2004, 5,391 and 19,273 shares, respectively, of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $17,321 and $57,205, respectively. During the three and nine months ended September 30, 2003, 3,822 and 9,798 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $11,988 and $27,091, respectively.

7. PRODUCT SALES:

For the three and nine months ended September 30, 2004 and 2003, product sales by geographic market were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
PRODUCT SALES:	2004	2003	2004	2003

United States	$6,347,550	$3,862,089	$16,233,651	$10,230,302
Outside the United States	506,238	323,532	1,334,784	856,756

Total product sales	$6,853,788	$4,185,621	$17,568,435	$11,087,058

8. COMMITMENTS AND CONTINGENCIES:

Revenue Interest Obligation (see Note 4)

Agreement with Kensey Nash Corporation (“KNSY”)

In March 2003, we entered into an agreement with KNSY to jointly develop and commercialize new biomaterials-based products. KNSY has the exclusive right to manufacture any jointly developed approved product for seven years from first commercial sale of the first jointly developed product and we will market and sell the product worldwide. Following the regulatory clearance of a new product under the agreement, we have obligations to pay KNSY for manufacturing the product, to achieve minimum sales levels in the first two years for such approved product and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product platform, VITOSS Scaffold FOAM, and we commenced sales of the first product configuration under the VITOSS Scaffold FOAM product platform during February 2004.

During the nine months ended September 30, 2004, we purchased $3,529,652 of product inventory manufactured by KNSY on our behalf. As of September 30, 2004, we owed KNSY $542,590 for manufactured product inventory, which is included in accounts payable on the consolidated balance sheet. Amounts due to KNSY as of September 30, 2004 are expected to be paid by us during the fourth quarter of 2004.

Additionally, during the nine months ended September 30, 2004, KNSY earned $628,912 in royalty payments on VITOSS Scaffold FOAM product sales of which $288,078 was paid and the balance of $213,923 and $126,911 is included in accounts payable and other accrued expenses, respectively, on the consolidated balance sheet. All product royalty expense is included in cost of sales on the consolidated statements of operations.

Since the initial launch of VITOSS Scaffold in 2000, we have been obligated to pay to one of the product’s co-inventors a royalty up to an aggregate payment of $5,000,000 on VITOSS Scaffold product sales. In July 2004, KNSY purchased this royalty right effective April 1, 2004 from the co-inventor. We will now pay these royalties to KNSY. As a result, KNSY acquired the right to receive $228,884 of royalty payments on VITOSS Scaffold product sales for the period April 1 through September 30, 2004, of which $117,522 was paid and the balance of $72,785 and $38,577 is included in accounts payable and other accrued expenses, respectively, on the consolidated balance sheet.

Agreement with Cohesion Technologies, Inc.

In June 2004, we entered into an agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of ANPI, to distribute, market and sell CoStasis® (to be re-branded as VITAGEL™), a composite liquid hemostat, and the CELLPAKER® collection system to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to ANPI based on the net sales of such products. In accordance with the agreement, during the third quarter of 2004, we purchased approximately $400,000 of assets from ANPI of which $370,118 was prepaid as of September 30, 2004 and included in other current assets on the accompanying consolidated balance sheet as of September 30, 2004. We expect the assets to be shipped to us during the fourth quarter of 2004. The gross margin percentage for CoStatsis and the CELLPAKER system is expected to be lower than that for our current VITOSS product line.

Litigation

During the normal course of business, we may be party to various claims and/or legal proceedings. We do not believe that the resolution of any such matters would have a material effect upon our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical facts or statements of current conditions, our disclosure and analysis in this Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, future financing and liquidity, adding direct sales representatives, the adequacy of available resources, sales growth, uses of cash, adequacy and valuation of inventory, and other statements regarding matters that are not historical facts or statements of current condition.

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

OVERVIEW AND GENERAL DEVELOPMENT OF OUR BUSINESS

We are a leading biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. We develop and market novel synthetic-based biomaterial products for use in spine surgery, the repair of osteoporotic fractures, and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. Our products are used in the regeneration of bone and soft-tissues.

Our near-term commercial business is based on our VITOSS® Scaffold technology platforms, which are designed to address the non-structural bone graft market and VITAGEL™, which is a matrix for soft-tissue healing. Our longer-term clinical development program is focused on our CORTOSS® technology platform, which is designed for injection into osteoporotic spines to treat vertebral compression fractures. We work jointly with Kensey Nash Corporation (“KNSY”) and Angiotech Pharmaceuticals, Inc. (“ANPI”) and continue to pursue similar relationships with other leaders in biomaterials.

We believe our cash and cash equivalents of $34,305,930 as of September 30, 2004 will be sufficient to meet our currently estimated operating and investing requirements at least through 2005.

Product sales for the three months ended September 30, 2004 increased 64% over product sales for the three months ended September 30, 2003. For the three months ended September 30, 2004 and 2003, 93% and 92% of product sales, respectively, were in the U.S., primarily from sales of VITOSS and IMBIBETM. The remaining sales, during both periods in 2004 and 2003, were a result of VITOSS, CORTOSS and ALIQUOTTM sales outside the U.S., primarily in Europe. In addition, product sales for the nine months ended September 30, 2004 increased 58% over product sales for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, 92% of product sales were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during both periods in 2004 and 2003, were primarily a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

In the U.S., we have assembled a field sales network of direct sales representatives and independent sales agencies in order to market VITOSS and IMBIBE. In addition, we continue to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territories are under served. Our direct sales representatives work alone and/or in conjunction with our independent sales agencies. We intend to utilize our current field sales network to market VITAGEL in the U.S. Outside of the U.S., we utilize a network of independent, stocking distributors to market VITOSS, CORTOSS, and ALIQUOT.

To enhance our near term product development efforts, in March 2003, we entered into an agreement with KNSY to jointly develop and commercialize new biomaterials-based products. The new products to be developed under this agreement will be based on our proprietary VITOSS Scaffold bone void filler material in combination with proprietary resorbable KNSY biomaterials. Following the regulatory clearance of a new product under the agreement, we have obligations to pay KNSY for manufacturing the product, achieve minimum sales levels in the first two years for such approved product, and make royalty payments to KNSY based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product platform, VITOSS Scaffold FOAM, and we commenced sales of the first product configuration under the VITOSS Scaffold FOAM product platform during February 2004 (see Note 8 in accompanying notes to consolidated financial statements).

Additionally, in June 2004, we entered into an agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of ANPI, to distribute, market and sell CoStasis® (to be re-branded as VITAGEL™), a composite liquid hemostat, and the CELLPAKER® collection system to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to ANPI based on the net sales of such products. In accordance with the agreement, during the third quarter of 2004, we purchased approximately $400,000 of assets from ANPI of which approximately $370,118 was prepaid as of September 30, 2004. We expect the assets to be shipped to us during the fourth quarter of 2004. The gross margin percentage for CoStatsis and the CELLPAKER system is expected to be lower than that for our current VITOSS product line.

In connection with the ANPI agreement, we sold 5,681,818 shares of Common Stock to ANPI for net proceeds for $24,027,917.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the interim financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

In the U.S., product sales revenue is recognized upon shipment of our product to the end user customer. Outside the U.S., revenue from product sales is recognized upon receipt of our product by our independent, stocking distributors. We do not allow product returns or exchanges. We have no post-shipment obligations to our customers. Both our U.S. customers and our independent stocking distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and sales discounts are not offered. Revenue is not recognized until persuasive evidence of an arrangement exists, performance has occurred, the sales price is fixed or determinable and collection is probable.

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

Inventory

Inventory is stated at the lower of cost or market value using the first-in first-out basis, or FIFO. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense.

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”). The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the “revenue interest obligation” of $1,945,593, which made the balance of the revenue interest obligation $7,167,700 as of September 30, 2004 and December 31, 2003.

The products that are subject to the revenue interest have been approved and marketed for less than three years or are still under development. For these reasons, as of September 30, 2004 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Accordingly, given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $165,680 and $527,336 has been recorded for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2003, revenue interest expense of $173,755 and $462,559, respectively, has been recorded. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

Income Taxes

We account for income taxes in accordance with an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are recorded without consideration as to their ability to be realized. The deferred tax asset includes net operating loss carryforwards, and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in our consolidated statements of operations but have been recorded as assets for tax return purposes. These tax assets are amortized over periods generally ranging from 10 to 17 years for tax purposes. The portion of any deferred tax asset, for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance against the asset. A valuation allowance has been established against all of our deferred tax assets since, given our history of operating losses, the realization of the deferred tax asset is not assured.

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

For the three and nine months ended September 30, 2004, we recorded $62,113 and $413,018, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For the three and nine months ended September 30, 2003, we recorded $242,811 and $631,275, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our stock. Cash and cash equivalents were $34,305,930 and $20,464,350 at September 30, 2004 and December 31, 2003, respectively. In addition, we had $1,998,000 at December 31, 2003 in short-term investments, consisting of fully-insured bank certificates of deposit, which matured during the nine months ended September 30, 2004.

The following is a summary of selected cash flow information:

	Nine Months Ended September 30,
	2004	2003
Net cash used in operating activities	$(12,327,599)	$(7,148,204)

Net cash provided by (used in) investing activities	1,230,731	(258,672)

Net cash provided by financing activities	24,849,358	11,966,758

Effect of exchange rate changes on cash and cash equivalents	89,090	101,758

Net cash used in operating activities

Operating Cash Inflows –

Operating cash inflows for the nine months ended September 30, 2004 and 2003 have been derived primarily from VITOSS Scaffold and IMBIBE product sales in the U.S. and from VITOSS Scaffold, CORTOSS and ALIQUOT product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and short-term investments.

Operating Cash Outflows –

Our operating cash outflows for the nine months ended September 30, 2004 have primarily been used for (i) the production of inventory, including the inventory build to support the multiple commercial launches of new product configurations under our VITOSS Scaffold FOAM product platform, (ii) headcount additions, as we expand in our field sales network through strengthening our sales management team, and (iii) payment of sales commissions on growing product sales. Additionally, operating cash outflows have continued to be utilized for development and pre-clinical and clinical activities in preparation for regulatory filings of our products in our development pipeline.

In comparison, our operating cash outflows for the nine months ended September 30, 2003 were primarily used for (i) the production of inventory, (ii) payment of sales commissions, and (iii) headcount additions as we expand our field sales team in support of growing U.S. product sales related to VITOSS Scaffold and IMBIBE. In addition, funds have been used for development and pre-clinical and clinical activities in preparation for regulatory filings of our products in development. Additionally as of September 30, 2003, we prepaid to Paul Royalty $537,441 of revenue interest expense.

Operating Cash Flow Requirements Outlook –

We expect to focus our efforts on sales growth under our VITOSS Scaffold product line for the next couple years through the extension of our VITOSS Scaffold product line configurations and VITAGEL, on the collection and publication of VITOSS Scaffold post-clinical data for marketing and sales purposes, and on continual improvements to our distribution channels. As a result, there may be future quarterly fluctuations in spending. We expect to continue to use cash to build inventories for new product launches and to support the launch of VITAGEL. Prior to the launch of each new product line configuration, significant inventory levels must be manufactured. The inventory may be manufactured in anticipation of the receipt of regulatory clearance and may be initially built with one-year shelf life, so as to prepare for commercial launch of the product, once cleared, to our field sales network of independent sales agencies and direct sales representatives. If the inventory is built in the reporting periods prior to the receipt of the required regulatory clearance, the cost of the inventory manufactured will be expensed in accordance with SFAS No. 2 “Accounting for Research and Development Costs.”

In an effort to further accelerate the growth of sales of our new VITOSS Scaffold product line configurations in future quarters, we are continually investing in our direct sales team by adding direct sales representatives to our organization for those territories in the U.S. where we either do not currently have independent sales agency coverage or the territory is under served. We launched VITOSS Scaffold Micro Morsel CANISTERS and VITOSS Scaffold Standard Morsel CANISTERS through our U.S. distribution channels in January 2004, and in February 2004 we began selling the first product configurations under the VITOSS Scaffold FOAM product platform. Accordingly, future cash flow levels from our product sales continue to be difficult to predict, and product sales to-date may not be indicative of future sales levels. Sales of VITOSS Scaffold and IMBIBE in the U.S. may fluctuate due to the timing of orders from hospitals. VITOSS, CORTOSS and ALIQUOT sales levels outside of the U.S. may fluctuate due to the timing of any distributor stocking orders and may experience seasonal slowdowns during the summer months.

Additionally, we expect to continue to use cash and cash equivalents during 2004 and 2005 in operating activities associated with clinical trials in the U.S. for CORTOSS, research and development, including product development for our VITOSS Scaffold product line configurations and the ENDOSKELETON TA platform, and the associated marketing and sales activities with VITOSS, IMBIBE and VITAGEL in the U.S. and VITOSS, CORTOSS and ALIQUOT outside the U.S.

In November 2003, the pivotal clinical study design for CORTOSS in vertebral compression fractures was approved by the FDA pursuant to an investigational device exemption. The study design was subsequently amended and approved by FDA in August 2004. The amended study design compares CORTOSS to a treatment arm using polymethylmethacrylate bone cement instead of the previous design with a non-treatment arm consisting of conservative care and pain management. As a result, in October 2004 we commenced the amended study and we expect costs associated with patient enrollment for this pivotal study to increase later in 2004 and 2005. We do not expect to receive FDA approval for the sale of CORTOSS in the U.S. for the next several years, if at all.

Our efforts to grow sales and reduce our losses are heavily dependent upon the timing of receipt of FDA 510(k) clearance for new product line configurations, the timing of inventory builds to support product launches and related inventory valuations, the timing of subsequent launches and acceptance of our new product line configurations, such as VITOSS Scaffold FOAM and VITOSS Scaffold FOAM Flow, the rate at which we add new direct sales representatives and the rate at which our field sales network generates sales in their respective territories. Any efforts to grow sales are subject to certain risks related to our business, which are described in the Form 10-K for the year ended December 31, 2003 under the caption “Certain Risks Related to Our Business.” If the FDA does not clear additional new product line configurations under the 510(k) regulatory process, we do not expect sales to generate cash flow in excess of operating expenses for the foreseeable future, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and short-term investments to fund operating activities.

In conjunction with our agreement with KNSY, during the nine months ended September 30, 2004, we purchased $3,529,652 of product inventory manufactured by KNSY on our behalf. As of September 30, 2004, we owed KNSY $542,590 for manufactured product inventory, which is included in accounts payable on the consolidated balance sheet. Amounts due to KNSY as of September 30, 2004 are expected to be paid by us during the fourth quarter of 2004. Additionally, during the nine months ended September 30, 2004, KNSY earned $628,912 in royalty payments on VITOSS Scaffold FOAM product sales of which $288,078 was paid and the balance of $213,923 and $126,911 is included in accounts payable and other accrued expenses, respectively, on the consolidated balance sheet. Since the initial launch of VITOSS Scaffold in 2000, we have been obligated to pay to one of the product’s co-inventors a royalty up to an aggregate payment of $5,000,000 on VITOSS Scaffold product sales. In July 2004, KNSY purchased this royalty right from the co-inventor. We will now pay these royalties to KNSY. As a result, KNSY acquired the right to receive $228,884 of royalty payments on VITOSS Scaffold product sales for the period April 1 through September 30, 2004, of which $117,522 was paid and the balance of $72,785 and $38,577 is included in accounts payable and other accrued expenses, respectively, on the consolidated balance sheet.

During the remaining term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, which was paid to Paul Royalty during February 2004 net of the $357,150 balance in prepaid revenue interest expense outstanding as of December 31, 2003. The amount of the advance payment remains $3,000,000 in each of the years 2005 through 2016. While we believe that we will have sufficient cash at the end of 2004 and 2005 to make the required $3,000,000 advance payment to Paul Royalty during 2005 and 2006, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2007 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that period, with any excess advance payments to be refunded to us shortly after the end of the year.

Net cash provided by (used in) investing activities

Investing Cash Inflows –

During the nine months ended September 30, 2004, we received $1,998,000 from the maturity of short-term investments.

Investing Cash Outflows –

We have invested $781,749 and $256,672 for the nine months ended September 30, 2004 and 2003, respectively, primarily for the purchase of manufacturing equipment, computer equipment and leasehold improvements.

Investing Cash Outlook -

We expect the rate at which we invest funds in 2005 related to the purchase of leasehold improvements and capital equipment to increase by approximately $1,000,000 as compared to 2003 and year-to-date 2004. The anticipated investments in additional manufacturing equipment are expected to be related to our VITOSS Scaffold product line extensions and to the assumption in 2005 of manufacturing responsibilities related to VITAGEL. We anticipate a portion of our capital equipment needs to be financed through indebtedness secured by notes payable under an equipment line of credit.

Net cash provided by financing activities

Financing Cash Inflows -

During the nine months ended September 30, 2004, we sold 5,681,818 shares of Common Stock for net proceeds of $24,027,917.

During the nine months ended September 30, 2004, we received $952,966 from warrant and stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan.

During the nine months ended September 30, 2003, we sold 4,892,856 shares of Common Stock and warrants to purchase 978,573 shares of Common Stock for net proceeds of $12,413,523. During the nine months ended September 30, 2003, we received $91,342 from stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan.

For the nine months ended September 30, 2004, we issued notes payable of $206,883 in connection with the purchase of property and equipment.

Financing Cash Outflows –

During the nine months ended September 30, 2004 and 2003, $327,641 and $413,703, respectively, were used to repay capital lease obligations and notes payable.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as it relates to the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next two years, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash and cash equivalents to fund operating and investing activities. We believe our existing cash and cash equivalents of $34,305,930 as of September 30, 2004 will be sufficient to meet our currently estimated operating and investing requirements at least through 2005.

Contractual Obligations

Agreement with Cohesion Technolgies, Inc.

In June 2004, we entered into an agreement with ANPI, to distribute, market and sell CoStasis (to be re-branded as VITAGEL™), a composite liquid hemostat, and the CELLPAKER collection system to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to ANPI based on the net sales of such products. In accordance with the agreement, during the third quarter of 2004, we purchased approximately $400,000 of assets from ANPI of which approximately $370,118 was prepaid as of September 30, 2004. We expect the assets to be shipped to us during the fourth quarter of 2004. The gross margin percentage for CoStatsis and the CELLPAKER system is expected to be lower than that for our current VITOSS Scaffold product line.

Additional commitments and contingencies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2003 and in Note 8 of our Quarterly Report on Form 10-Q for the period ended September 30, 2004.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Product Sales. Product sales for the three and nine months ended September 30, 2004 increased to $6,853,788 and $17,568,435, respectively, from $4,185,621 and $11,087,058, respectively, for the same periods in 2003. Sales growth was primarily attributable to the expansion of our existing product portfolio and improved market penetration in the U.S. driven by continued investments in the U.S. field sales network which resulted in improved market coverage.

Product sales for the three months ended September 30, 2004 increased 64% over product sales for the three months ended September 30, 2003. For the three months ended September 30, 2004 and 2003, 93% and 92% of product sales, respectively, were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during both periods in 2004 and 2003, were a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe. In addition, product sales for the nine months ended September 30, 2004 increased 58% over product sales for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, 92% of product sales were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during both periods in 2004 and 2003, were primarily a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. Gross profit as a percent of sales was 54% for the third quarter of 2004, as compared to 82% for the same period in 2003. In addition, gross profit as a percent of sales was 70% for the nine months ended September 30, 2004 as compared to 83% for the nine months ended September 30, 2003. The gross profit percentages for the three and nine months ended September 30, 2004 were negatively impacted by a $1,275,367 adjustment to write down inventory to its net realizable value. The write down of inventory arose from the shift in product mix toward new products introduced this year, such as the VITOSS Scaffold FOAM products and related short shelf-life packaging on certain new products, as multiple products were launched during the first nine months of 2004. Excluding the $1,275,000 adjustment to write down inventory, the gross profit for the three and nine months ended September 30, 2004 was $5,003,659 and $13,625,102, respectively, and the gross profit percentages for the three and nine months ended September 30, 2004 were 73% and 78%, respectively. The lower gross profit percentages for the three and nine months ended September 30, 2004 were further impacted by the shift in product mix toward the VITOSS Scaffold FOAM product platform, which has a lower gross profit percentage on a higher average selling price per unit as compared to our other products.

Operating Expenses. Operating expenses for the three months ended September 30, 2004 and 2003 were $7,564,700 and $5,418,078, respectively, which represents a 40% increase as compared to a 64% increase in product sales for the respective periods. Similarly, operating expenses for the nine months ended September 30, 2004 and 2003 were $21,114,959 and $15,722,397, respectively, which represents a 34% increase as compared to a 58% increase in product sales for the respective periods.

General & administrative expenses for the three months ended September 30, 2004 increased to $1,603,979 from $960,689 for the same quarter of 2003 primarily due to consulting costs associated with Sarbanes-Oxley compliance initiatives, patent-related legal expenses related to additional filings associated with our new products, and additional headcount . Similarly, general & administrative expenses for the nine months ended September 30, 2004 increased to $3,956,599 from $3,131,010 for the same period of 2003. General & administrative expenses were 23% of product sales for both the three and nine months ended September 30, 2004, respectively. This compares to 23% and 28% of product sales during the respective periods in 2003.

Selling & marketing expenses were $4,355,623 and $12,933,264 for the three and nine month periods ended September 30, 2004, respectively, a 46% and 45% increase, respectively, from $2,978,884 and $8,923,995, respectively, in the comparable 2003 periods. The increases in selling and marketing expenses between the three and nine months ended September 30, 2004 and 2003 were primarily due to higher sales commissions paid in the U.S. as a result of increased product sales in the 2004 periods. The remainder of the increase in selling and marketing expenses was due to costs incurred in strengthening our sales management team and building and expanding distribution through our field sales team to support the growth of U.S. product sales. Selling & marketing expenses decreased to 64% and 74% of product sales for the three and nine months ended September 30, 2004, respectively, as compared to 71% and 80% of product sales, respectively, during the comparable periods last year.

Research & development expenses increased to $1,605,098 for the three months ended September 30, 2004 from $1,478,505 for the three months ended September 30, 2003. The increase is primarily due to development work associated with additional product configurations to be sold under our VITOSS Scaffold FOAM and ENDOSKELETON TA platforms. Likewise, research & development expenses increased to $4,225,096 for the nine months ended September 30, 2004 from $3,667,392 for the nine months ended September 30, 2003. Research & development expenses decreased to 23% and 24% of product sales for the three and nine months ended September 30, 2004, respectively, as compared to 35% and 33% of product sales, respectively, during the respective periods in 2003.

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $119,547 and $448,041 of net other expense for the three and nine months ended September 30, 2004, respectively, as compared to $158,262 and $415,089 of net other expense for the three and nine months ended

September 30, 2003, respectively. The decrease in net other expense for the three month period ended September 30, 2004 as compared to the same period in 2003 is primarily attributed to higher interest income as a result of higher cash and cash equivalent balances. The increase in net other expense for both the nine month period between 2004 and 2003 is primarily attributed to higher revenue interest expense incurred under the arrangement with Paul Royalty due to higher product sales.

Net Loss. As a result of the foregoing factors, our net loss for the three and nine months ended September 30, 2004 was $3,955,955 and $9,213,265, respectively. In comparison, our net loss for the three and nine months ended September 30, 2003 was $2,131,276 and $6,908,820, respectively.

Dividends on Preferred Stock. For the nine months ended September 30, 2003, dividends declared of $268,521 were paid in Common Stock to holders of our Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (the “Series A Preferred Stock”). In addition, for the nine months ended September 30, 2003, we recorded $850,869 to recognize the deemed dividend as it relates to the increasing dividend rate, which was applicable to the Series A Preferred Stock in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock.” There were no dividends or deemed dividends recorded during the three and nine months ended September 30, 2004 as a result of the lapsing of the special rights associated with the Series A Preferred Stock upon conversion of the majority of the Series A Preferred Stock to Common Stock on June 27, 2003.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the three months ended September 30, 2004 was $3,955,955, or $.08 per common basic and diluted share, on 47,506,585 shares used in computing basic and diluted net loss applicable to common shareholders as compared to a net loss applicable to common shareholders for the three months ended September 30, 2003 of $2,131,276, or $0.05 per common basic and diluted share, on 40,025,619 shares used in computing basic and diluted net loss applicable to common shareholders. The net loss applicable to common shareholders for the nine months ended September 30, 2004 was $9,213,265, or $.21 per common basic and diluted share, on 43,751,121 shares used in computing basic and diluted net loss applicable to common shareholders as compared to a net loss applicable to common shareholders for the nine months ended September 30, 2003 of $8,028,210, or $0.29 per common basic and diluted share, on 27,344,866 shares used in computing basic and diluted net loss applicable to common shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The functional currency for our European branch operation is the Euro. Accordingly, in accordance with SFAS No. 52 “Foreign Currency Translation,” all assets and liabilities related to this operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated in a separate component of shareholders’ equity (accumulated other comprehensive income). Revenues and expenses are translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments, if applicable. Interest rate changes would result in unrealized gains or losses in the market value of the short-term investments due to differences between the market interest rates and rates at the inception of the short-term investment.

As of December 31 2003, our investments consisted primarily of fully insured bank certificates of deposit, and we held no short-term investments as of September 30, 2004. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and principal financial and accounting officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the chief executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In preparation for the Company’s first management report on internal control over financial reporting, which will be included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, the Company has effected a number of enhancements in its internal control over financial reporting, including the following: implementing new manufacturing resource planning and inventory management related modules to its financial reporting and control systems, and hiring of additional personnel in appropriate areas for the scale-up of the Company’s operations.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, we sold 5,681,818 shares of Common Stock for gross proceeds of $25,000,000 and net proceeds of $24,027,917. Net proceeds will be used to fund operations.

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

ORTHOVITA, INC.
(Registrant)

November 9, 2004	By:	ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President
(Principal executive officer)

November 9, 2004	By:	JOSEPH M. PAIVA
Joseph M. Paiva
Chief Financial Officer
(Principal financial and accounting officer)