Form 10-K
period 2004-12-31
ORTHOVITA INC
filed 2005-03-16
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $177,409,984 as of June 30, 2004 (For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2004, (b) all directors of the registrant as of June 30, 2004 and (c) each stockholder that informed the registrant that as of June 30, 2004 it was the beneficial owner of 10% or more of the outstanding common stock of the registrant).

As of March 11, 2005, there were 47,165,380 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Orthovita, Inc.’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders (to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K) are incorporated into Part III of this annual report on Form 10-K by reference.

PART I

ITEM 1. BUSINESS

FORWARD LOOKING INFORMATION

In addition to historical facts or statements of current conditions, our disclosure and analysis in this Form 10-K contain some forward-looking statements. Forward-looking statements provide our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, future financing and liquidity, adding direct sales representatives, the adequacy of available resources, sales growth, uses of cash, adequacy and valuation of inventory, and other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements in this Form 10-K may turn out to be incorrect. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, demand and market acceptance of our products, and the other risk factors addressed in ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risks Related to Our Business.” In addition, our performance and financial results could differ materially from those reflected in the forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopedic and medical device industries.

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

GENERAL DEVELOPMENT OF OUR BUSINESS

We are a biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. We develop and market synthetic-based biomaterial products for use in spine surgery, the repair of osteoporotic fractures, and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. Our products are used in the regeneration of bone and soft-tissue. We also distribute products, which compliment our biomaterial platforms. We incorporated in Pennsylvania in 1992 and maintain a branch operation in Belgium, as well as several wholly-owned subsidiaries incorporated in Delaware to hold our intangible properties and surplus cash.

Over the past five-years, we have focused our efforts on our near-term commercial business based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market. More recently, we have also focused on VITAGEL™ Surgical Hemostat, which is a matrix for soft-tissue healing. Our longer-term U.S. clinical program is developing our CORTOSS® Synthetic Cortical Bone technology platform, which is designed for injection into osteoporotic spines to treat vertebral compression fractures. We work jointly with Kensey Nash Corporation (“Kensey”) and Angiotech Pharmaceuticals, Inc. (“Angiotech”) (a shareholder of the company) to develop and/or market novel synthetic-based biomaterial products and continue to pursue similar relationships with other leaders in biomaterials.

In June 2003, we began to assemble a U.S. field sales network of direct sales representatives and independent sales agencies in order to market VITOSS Bone Graft Substitute and IMBIBE® Bone Marrow Aspirate and Delivery Device. We may further strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territories are under served. We also utilize our current field sales network to market VITAGEL in the U.S. Outside of the U.S., we primarily utilize a network of independent, stocking distributors to market VITOSS Bone Graft Substitute, CORTOSS Synthetic Cortical Bone, and ALIQUOT® Micro Delivery System.

In June 2004, we entered into an agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis® (re-branded as VITAGEL Surgical Hemostat), a composite liquid hemostat, and the CELLPAKER® plasma collection system, used together with VITAGEL, to surgical customers throughout North America. We have an option to expand the VITAGEL territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Angiotech will cease to manufacture VITAGEL on September 30, 2005; therefore, we have begun the process to assume full responsibility for oversight and management for the manufacture of such products by early 2006.

Additionally, to enhance our near term product development efforts, in March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products. The new products to be developed under this agreement will be based on our proprietary VITOSS Bone Graft Substitute material in combination with proprietary resorbable Kensey biomaterials. If the regulatory clearance for a new product is obtained, we are obligated to pay Kensey for manufacturing the product, achieve minimum sales levels in the first two years following commercialization of the approved product under this agreement, and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the first jointly developed product platform, VITOSS FOAM, and we commenced sales on the first of several product configurations under the VITOSS FOAM product platform during February 2004. Approximately 42% of our product sales during 2004 were from products co-developed with Kensey, and we anticipate this percentage to increase during 2005.

In August 2002, we entered into a supply agreement with BioMimetic Pharmaceutical Inc. (“BioMimetic”) that enables BioMimetic to use its recombinant human platelet derived growth factor (“rhPDGF”) in combination with our proprietary VITOMATRIX™ particulate synthetic scaffold biomaterial, which we produce in the same process used to manufacture VITOSS Bone Graft Substitute. Under the agreement, we will supply our proprietary calcium phosphate biomaterial to BioMimetic for its clinical and commercial use in conjunction with its rhPDGF. The agreement provides that, upon obtaining the requisite regulatory approvals, BioMimetic will market and sell the combined product, which is currently distributed for investigational use, in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

Information regarding our product sales by geographic markets for the years ended December 31, 2004, 2003 and 2002 are included in Note 11 (Product Sales) to the consolidated financial statements, which is included elsewhere in this report on Form 10-K.

We market and sell our products for only the indication(s) or use(s) that have received regulatory approval.

We maintain a web site at www.orthovita.com and make available free of charge on this web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The reference to our website is intended to be an inactive textual reference only.

OUR PRODUCTS AND PRODUCT CANDIDATES

As further discussed below under the caption “Government Regulation,” our products and product candidates are subject to extensive regulation as medical devices by the FDA, regulatory authorities in Europe and regulatory authorities in other jurisdictions. In the European Union, we have selected TNO, or The Netherlands Organization for Applied Scientific Research, as our notified body (our “Notified Body”) under the Medical Devices Directive. Product approval applications for our products must be supported by valid scientific evidence, and may require clinical trial data, to demonstrate the safety and effectiveness of the products.

VITOSS Bone Graft Substitute

VITOSS Blocks and Morsels	Approved in European Union in July 2000 FDA 510(k) cleared December 2000

VITOSS Micro and Macro Morsels	FDA 510(k) cleared December 2000

VITOSS Standard and Micro Canisters	FDA 510(k) cleared November 2003

VITOSS FOAM Product Platform, including:

VITOSS FOAM Strips and Cylinders	FDA 510(k) cleared December 2003

VITOSS FOAM Flow	FDA 510(k) cleared December 2003

VITOSS FOAM Shapes	FDA 510(k) cleared December 2003

VITOSS Bone Graft Substitute is an ultra-porous resorbable beta-tricalcium phosphate bone void filler used to help the body guide the three-dimensional regeneration of the patient’s own bone. We launched VITOSS Bone Graft Substitute in the U.S. and the European Union in 2001 and have sold over 70,000 units to date. VITOSS Bone Graft Substitute’s ultra-porosity allows it to soak and hold 90% of its own volume in blood and bone marrow aspirate and has been shown to perform well in an array of applications in the spine, extremities and pelvis, such as spinal grafting and the treatment of bone defects due to trauma, degenerative disease and tumors. VITOSS Bone Graft Substitute integrates well into existing bone and promotes new bone in-growth and maturation. Since the initial U.S. regulatory clearance and subsequent product launch in mid-2001, we have developed and are developing a number of new VITOSS-based products and related delivery devices that are designed to expand the market for our VITOSS Bone Graft Substitute products by broadening the range of surgical indications and by addressing additional surgeon preferences and needs.

In 2003, we entered into a development, manufacturing and supply agreement with Kensey, which has led to the development and initial launch of a new product platform branded under the name VITOSS FOAM. The VITOSS FOAM products combine our base VITOSS Bone Graft Substitute technology with Kensey’s proprietary resorbable biomaterials to produce a wide array of pliant, flexible, flowable and compression resistant bone graft materials. The VITOSS FOAM products have the ability to soak and hold 90% of its own volume in blood and bone marrow aspirate while retaining these biological fluids in pliable and compression resistant forms. These forms can be designed into specific shapes and material characteristics to meet surgeon needs for handling and delivery in a variety of surgical approaches and applications.

Bone Defect Grafting. Injury or trauma to the bone, as well as degenerative conditions, disease and aging, affect the health and viability of the human skeleton. These conditions often result in the need for the repair of bone defects through a bone grafting procedure. We estimate that approximately 700,000 bone grafting procedures on a worldwide basis are performed each year in the spine, extremities and pelvis. Bone grafting material is either (i) autograft material, which is often obtained or harvested from the iliac crest region of the patient’s own hip, or (ii) allograft material, which is obtained from a cadaver, or (iii) synthetically derived materials that provide one or more components of either bone-like scaffold (such as VITOSS Bone Graft Substitute), cells or signals (such as bone morphogenic proteins). VITOSS Bone Graft Substitute has been used in bone grafting procedures as a bone graft substitute to provide a synthetic scaffold in a variety of applications, including those of the long bone, extremity, spine and pelvic areas.

A harvest of autograft material involves an additional procedure that extends surgical time, adding to costs and increasing blood loss and patient risk of infection or adverse reaction from the additional time under anesthesia. In addition, harvesting bone for autograft sometimes causes protracted pain that may necessitate additional medical care after the surgical procedure. Using VITOSS Bone Graft Substitute instead of autograft material may avoid these potential complications .

Spinal Grafting. Many patients affected by severe back pain due to degeneration of one or more discs are treated with a spinal surgical procedure. We estimate that each year approximately 500,000 spinal surgical procedures are done on a worldwide basis. In cases where the patient has advanced disc degeneration or spinal instability, a spinal surgical procedure may involve a surgical incision in the patient’s back or abdomen and frequently requires the removal of the affected disc material and the surgical attachment of a metal implant, spinal fusion cage, or machined bone derived from a cadaver to provide the initial support and intrinsic stability of the bony structure for the two surrounding vertebrae. Such spinal surgical procedures may require the use of a bone grafting material to help treat any surgically created bony defects. We believe the use of VITOSS Bone Graft Substitute, rather than allograft or autograft materials, in spinal grafting procedures is preferable for both the patient and the surgeon.

Iliac Crest Repair. The bone grafting material used to pack certain implants and cages used in spinal fusion procedure is often autograft material, obtained or “harvested” from the iliac crest region of the patient’s own hip through an operating procedure. This procedure leaves an open space in the iliac crest, which is often painful and slow healing. We estimate that each year, autograft material is used in approximately 200,000 spinal fusion procedures worldwide and that harvested material is used in another 100,000 non-spinal fusion related procedures worldwide. VITOSS Bone Graft Substitute can be used to repair the bone void left by the harvest procedure at the time of surgery and may reduce the incidence of post-operative bleeding and post-operative pain at the harvest site and speed healing time. In post-marketing studies of VITOSS Bone Graft Substitute for iliac crest repair, initial results indicated the use of VITOSS Bone Graft Substitute performs well in the formation of new bone.

Trauma. Physical trauma such as falls and accidents can result in bone fracture or damage. Fractures of broken bones are often realigned with hardware, such as plates, rods and screws. Once the hardware has been used to recreate the skeletal anatomy and to provide the stability of the bony structure, there are often defects or voids in the bone which remain. Those voids may require the use of bone graft material. The goal of bone grafting in trauma applications is to rapidly heal the damaged bone. Approximately 100,000 trauma related bone graft repairs are performed annually on a worldwide basis. Autograft, cadaver allograft, as well as synthetic scaffolds, like VITOSS Bone Graft Substitute, are used for trauma related bone graft repairs. VITOSS Bone Graft Substitute has been used as a bone graft substitute in a variety of trauma applications, including those of the long bone, extremity, and pelvis, as well as to fill bone void defects due to trauma in fractures of the wrist, ankle, tibia and femur.

Dental, Periodontal, Oral and Cranio-Maxillofacial. In August 2002, we entered into a supply agreement with BioMimetic that allows BioMimetic to use its rhPDGF in combination with our proprietary VITOMATRIX particulate synthetic scaffold biomaterial, which we produce in the same process used to manufacture VITOSS Bone Graft Substitute. Under the agreement, we will supply our proprietary calcium phosphate biomaterial to BioMimetic for its clinical and commercial use in conjunction with rhPDGF, which is currently distributed for investigational use. The agreement provides that, upon obtaining the requisite regulatory approvals, BioMimetic will market and sell the combined product in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

IMBIBE Bone Marrow Aspirate and Delivery Devices, used with VITOSS Bone Graft Substitute

Bone Marrow Aspirate Syringe	FDA 510(k) cleared September 2001
Disposable Delivery Funnel	Class I device (see Government Regulation below)
Disposable Delivery Tube	Class I device (see Government Regulation below)

The disposable IMBIBE devices provide spine and orthopedic surgeons with a simple method for harvesting a patient’s own bone marrow, mixing it with VITOSS Bone Graft Substitute, and delivering the mixture to the bone graft site. We believe IMBIBE, when used together with VITOSS Bone Graft Substitute, will provide greater flexibility and options for surgeons. IMBIBE is covered by a U.S. issued patent.

VITAGEL Surgical Hemostat

VITAGEL Surgical Hemostat, includes:

VITAGEL (previously named CoStasis)	PMA approved, U.S. distribution rights obtained June 2004 (See Government Regulation below)
CELLPAKER	PMA approved, U.S. distribution rights obtained June 2004 (See Government Regulation below)
MEA	PMA approved, U.S. distribution rights obtained June 2004 (See Government Regulation below)
LEA	PMA approved, U.S. distribution rights obtained June 2004 (See Government Regulation below)

VITAGEL is an FDA-approved, composite liquid hemostat that combines the biomaterials thrombin and collagen with the patient’s autologous plasma. When applied to the surgical site, VITAGEL creates a safe adherent matrix and an impermeable barrier to blood flow. VITAGEL has been marketed to general surgeons and is applicable in the spine, hip and knee replacement surgery markets, where bleeding is a significant complication for many routine surgeries. Our agreement with Angiotech also includes options for us to distribute VITAGEL at a future date in Europe and the rest of the world. In January 2005, we rebranded CoStasis as VITAGEL Surgical Hemostat with CELLPAKER accessories, and relaunched the product within our existing orthopedics and spine-based distribution channel, utilizing the same marketing strategy that we use for all of our VITOSS-related products. We believe this strategy will provide our sales network additional functional biomaterial products to offer to their customers.

Near-Term Product Development

We have developed and are continuing to develop new products under our approved VITOSS Bone Graft Substitute and VITAGEL Surgical Hemostat product platforms. We will further expand our VITOSS Bone Graft Substitute product portfolio during the second half of 2005, including the anticipated launch of VITOSS FOAM Pack for impaction grafting used in hip and knee revision procedures. We are seeking to bring any product line extensions to market in the U.S. through the 510(k) regulatory process (see Government Regulation below). These product line extensions will be in addition to our long-term U.S. CORTOSS investigational device exemption (“IDE”) clinical program, which is described below.

ENDOSKELETON™ TA Devices

We are developing our ENDOSKELETON technology platform. In the first quarter of 2004, we received 510(k) regulatory clearance for ENDOSKELETON TA Vertebral Body Replacement structural device, which provides physiological support to, or replaces damaged vertebral bodies and commenced limited sales during the second quarter of 2004. We plan to further develop our ENDOSKELETON technology platform to be used in conjunction with our bone graft substitute materials, such as our VITOSS FOAM products. We intend to evolve our ENDOSKELETON product program over the next several years into an array of products with regenerative scaffolds for the extremities, long bones and spine. We believe this configuration of the ENDOSKELETON product platform will expand our reach into new markets and new clinical indications.

CORTOSS Synthetic Cortical Bone

CORTOSS Synthetic Cortical Bone is a high-strength, self-setting composite engineered specifically to mimic the characteristics of human cortical bone. Laboratory tests demonstrate that CORTOSS exhibits compressive strength similar to human cortical bone and is bioactive such that it promotes bone growth. For patients with poor bone healing, as seen in osteoporotic patients, CORTOSS may be used in a variety of surgical procedures to quickly provide structural stability and reinforcement of the bones after surgery. The surgeon’s goal is to repair the patient’s bone and provide mobility to the patient as quickly as possible since prolonged bed rest or inactivity often results in decreased overall health for osteoporotic patients.

CORTOSS Synthetic Cortical Bone’s simple mix-on-demand delivery system design allows for minimum waste and maximum ease of use and flexibility for the surgeon. CORTOSS is an injectable material that is delivered aseptically through a pre-filled, unit dose, disposable cartridge. Delivery of CORTOSS to the surgical site may be started and stopped for a prolonged period of time throughout the surgical procedure as polymerization is initiated when CORTOSS is expressed through its static mix-tip. The polymerization is a self-setting reaction that causes CORTOSS to harden within minutes. CORTOSS provides two stages of fixation: immediate mechanical interlock into porous bone, followed by intimate bone growth over time along the contours of its surface. CORTOSS is covered by several U.S. issued patents and other U.S. and foreign patent applications are pending.

We received the CE Certification for CORTOSS Synthetic Cortical Bone for use in screw augmentation procedures in October 2001 in the European Union and regulatory approval in March 2001 in Australia, which enables us to sell CORTOSS in these territories as well as in other countries that have adopted the European Union’s regulatory standards. Screw augmentation is a procedure for securing the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. We successfully completed post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. In addition, during January 2003, we received CE Certification in the European Union to market CORTOSS for vertebral augmentation of vertebral compression fractures (“VCFs”) of the spine. Vertebral augmentation of VCFs is a procedure for repairing fractured vertebrae that can be performed on an outpatient or short-stay basis. During 2003 and 2004, we completed patient enrollment of two FDA-approved IDE pilot clinical studies in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the vertebroplasty and kyphoplasty surgical techniques, respectively. Both surgical techniques involve the injection of a self-setting material into the vertebral body to provide internal fixation of the VCF. Upon FDA review of the vertebroplasty pilot clinical data, we received approval from FDA to begin patient enrollment of the pivotal phase of that clinical study. The study design was subsequently amended and approved by FDA in August 2004. The amended study design now compares CORTOSS to a treatment arm using polymethylmethacrylate (“PMMA”) bone cement instead of a non-treatment arm consisting of conservative care and pain management. In October 2004, we commenced the amended study and we expect costs associated with patient enrollment for this pivotal study to increase in 2005. We do not expect to receive FDA approval for the sale of CORTOSS in the U.S. for the next several years, if at all.

Vertebral Augmentation of VCFs. We estimate there are approximately 700,000 patients worldwide with VCFs caused by osteoporotic bone or bone cancer resulting in severe pain and immobility. Of these, we believe approximately 260,000 fractures are diagnosed. The traditional treatments, e.g., bed rest, bracing, narcotics or anesthetic injections, do not address the underlying fracture. Vertebral augmentation of VCFs has been reported to provide early pain relief in over 90% of osteoporotic patients. Early relief of pain provided by vertebral augmentation of VCFs enables patients to maintain better functional capacity. Functional capacity, in turn, is believed to be directly related to the ability to live independently and unassisted. We are not aware of any product that has received FDA approval or CE Certification for use in this procedure on the basis of prospective, controlled clinical data. However, during 2004 several versions of PMMA bone cement have been 510(k) cleared by the FDA. We believe CORTOSS may have several advantages over PMMA in vertebral augmentation of VCFs, such as its lower temperature setting that reduces the risk of tissue necrosis associated with PMMA, its higher compression strength and more natural elasticity and its ability to be mixed on demand. In addition, CORTOSS does not release free unreacted monomers, which are very volatile, into the patient’s body like PMMA. Published data reports that monomer release have been shown to cause a variety of cardiopulmonary complications such as hypotension and emboli in the lungs and brain.

Screw Augmentation. Worldwide each year, we estimate approximately 1,500,000 orthopedic procedures are performed using internal fixation devices that involve screws. We believe about 1,000,000 of these involve long bone fractures that are treated with metal plates and screws and the remainder of these procedures involve hip fractures treated with compression screws and spinal fractures treated with pedicle screws. CORTOSS may be used in those procedures where the screws “strip” or fail to hold the integrity of the internal fixation construct due to poor bone quality, as is often the case with osteoporotic bone.

Long Bone Screw Augmentation. In long bone fractures, screws are placed into the plate and serve to compress the fracture, permitting faster healing. We estimate these screws “strip” or fail to hold in approximately 150,000 osteoporotic patients each year due to poor bone quality, as is often the case in osteoporotic bone. Where screws fail to hold, current treatment options include: (i) replacement of the screw with a screw of larger diameter, which may further weaken the bone and is not always possible because of the size of the screw holes and/or the bone, (ii) replacing the plate with a longer plate with more screw holes to span the failed screw holes, which adds considerable time to the procedure, creates a larger wound area, increases the risk of other screws failing due to their removal and reimplantation, and in certain situations is anatomically not possible, (iii) leaving the plate with the failed screws as it is and giving the patient a non-load bearing cast for a prolonged period of time, which increases the risk of post-operative complications related to immobilization, such as deep venous thrombosis, or (iv) augmenting the screws with PMMA bone cement, which is cumbersome and time consuming because it needs to be manually mixed and transferred into a syringe for application and, after mixing there only is a small time window in which it can be used before it sets, making it difficult to augment more than one screw at a time. Additionally, PMMA bone cement is not approved in either Europe or the U.S. for this indication. The use of CORTOSS Synthetic Cortical Bone to anchor the screw in a quick and efficient way will enable the full function of the screw to be restored. We are not aware of any cement products that have received FDA approval or CE Certification that would be in competition with CORTOSS for this indication.

A 37-patient multi-center clinical study in Europe of patients undergoing surgery to repair bone fractures demonstrated that CORTOSS Synthetic Cortical Bone enabled the successful use of metal screws in the repair procedures despite patients’ poor bone quality. The three-month study showed CORTOSS restored the holding power of 98 percent of previously failed bone screws, permitting the use of a plate to stabilize the fracture and healing in all 37 patients with no adverse events related to CORTOSS reported.

Pedicle Screw Augmentation. Many spinal surgeries today have become possible only due to the availability of instrumentation systems that allow manipulation and fixation of the individual elements of the spine. These instrumentation systems are attached to the spine by means of screws placed in the pedicle region of the vertebrae. In patients with sub-optimal bone quality, such as osteoporotic patients, the purchase or “bite” of these screws may be insufficient to maintain the integrity of the construction. We estimate there are approximately 280,000 patients who have pedicle screws implanted each year on a worldwide basis. We believe approximately 35,000 may require the augmentation of screws due to osteoporosis. We believe CORTOSS Synthetic Cortical Bone has the potential to ensure secure fixation of the screws, enabling the instrumentation systems to restore maximum possible fixation and stabilization of the spine. Additionally, we believe CORTOSS’s mix-on-demand delivery system makes its use here convenient and practical. We are not aware of any products approved for this indication that would be in competition with CORTOSS.

Compression Screw Augmentation. We estimate approximately 750,000 hip fractures occur annually worldwide of which an estimated 250,000 are repaired using compression screw augmentation. Many osteoporotic patients, particularly elderly women, suffer a fracture of the hip whereby the “ball” of the hip-and-socket, or the head of the femur leg bone, is separated from the rest of the bone. These fractures are often treated through the use of compression hip screws, which are placed through the femur bone and into the femoral head to stabilize and compress the fracture to permit healing. The healing of a fracture is directly proportional to the degree of stabilization. The failure of screws to hold is common, especially in osteoporotic bone. Additionally in many cases, even after the screw gains initial hold, once the patient becomes mobile, the screw’s sharp thread edges may cause the screw to cut through the bone and “walk-out” through the femoral head. Such a failure during or after the surgical procedure will result in the need for an artificial hip implant. We believe the use of CORTOSS Synthetic Cortical Bone to anchor the screw in a quick and efficient way will enable the full function of the screw to be restored. We are not aware of any products approved for this indication that would be in competition with CORTOSS.

In two separate clinical studies in Europe, CORTOSS Synthetic Cortical Bone was used to increase the holding power of screws in the bone and to protect the bone from the screw’s sharp threads. The first study included 25 patients with subtrochanteric fractures, which had been treated with dynamic hip screws, and was completed during early 2002. None of the augmented screws showed movement and the holding power of the screw was shown to increase significantly in all patients. This holding power was evidenced by an increase in torque resistance. A second clinical study was completed, which included 21 patients with intra-capsular fractures of the hip, and evaluated the effect of CORTOSS for the augmentation of two parallel screws used to reduce and fix the hip fracture. We believe the use of CORTOSS for this indication has the potential to reduce the need for a second corrective surgery.

ALIQUOT Micro Delivery System

Our ALIQUOT Micro Delivery System facilitates effective delivery of our CORTOSS Synthetic Cortical Bone product directly to the surgical site. A two-part system of catheter and syringe dispenser is designed to assure effective delivery of CORTOSS in vertebral augmentation of VCFs and screw augmentation procedures. During the second quarter of 2002, we received CE Certification from our Notified Body for ALIQUOT. The ALIQUOT system was used as part of our European multi-center prospective clinical study for CORTOSS in vertebral augmentation of VCFs and is being used in the U.S. clinical studies for CORTOSS in vertebral augmentation of VCFs. ALIQUOT is covered by U.S. issued patents.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

See ITEM 7.“Managements’ Discussion and Analysis of Financial Condition and Results of Operations,” included in this report for a discussion of significant contractual arrangements relating to (i) our joint product development and commercialization, (ii) our distribution arrangement and (iii) our revenue sharing arrangement.

OUR RESEARCH & DEVELOPMENT

We employ composite engineering, polymer science, solution chemistry and nanoparticulate ceramic glass science to create our biomaterials technology platforms. We then utilize biomaterials, those developed on our own and jointly with Kensey, to develop, synthetic, biologically-active products engineered to restore the human skeleton. Patents have been issued and additional patent applications have been filed to protect our key biomaterial developments. See “Patents and Proprietary Intellectual Property” below for additional information. We incurred approximately $5,657,000, $4,831,000 and $5,665,000 in research and development expenses in 2004, 2003 and 2002, respectively.

PATENTS AND PROPRIETARY INTELLECTUAL PROPERTY

Our strategy is to seek protection for our product technologies and manufacturing methods through the use of U.S. and foreign patents. We have filed or intend to file applications as appropriate for patents covering our technologies, products and processes. As of the date of this filing, the products we have developed and marketed are covered by one or more of our thirteen issued U.S. patents, fifteen pending U.S. patent applications and numerous counterparts of certain of these patents and pending patent applications outside the U.S., including Canada, Europe, Mexico and Japan. VITOSS Bone Graft Substitute and VITOSS FOAM family products may be covered by one or more of the following: U.S. Patent No.’s 5,939,039; 6,325,987; 6,383,519; 6,521,246. CORTOSS Synthetic Cortical Bone and ALIQUOT may be covered by one or more of the following: U.S. Patent No.’s 5,681,872; 5,914,356; 6,375,659; 6,613,018; 6,800,245. IMBIBE may be covered by U.S. Patent No. 6,736,799. Additional patents include U.S. Patent No.’s 6,458,162 and 6,709,744. These patents are set to expire between 2015 and 2021; however, certain of these patents may be extendable under 35 United States Code 156, which pertains to the extension of the patent term.

MANUFACTURING AND PRODUCT SUPPLY

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with current Good Manufacturing Practice (“GMP”) regulations, Quality System Regulation (“QSR”), requirements, International Organization for Standardization (“ISO”) 9000 Series standards and equivalent requirements.

Our 24,800 square foot VITOSS Bone Graft Substitute and CORTOSS manufacturing facilities which produce our commercial products, are leased through July 2012 and are certified as meeting the requirements of ISO 9000: 2000 for the period March 22, 2004 through March 22, 2007, and European Norm (“EN”) 13485 for the period July 1, 2003 through July 1, 2006. These facilities are subject to inspection by the FDA for compliance with FDA device manufacture requirements. The most recent FDA inspection resulted with no corrective actions being required. In addition to the need for CORTOSS U.S. regulatory approval, in order to commercialize CORTOSS in the U.S., the CORTOSS manufacturing facility and quality assurance system must pass inspection by the FDA. We believe our manufacturing facility has the capacity to meet our commercial needs for the next several years. We are manufacturing VITAGEL, IMBIBE, ENDOSKELETON TA, and ALIQUOT through outside third-party contract manufacturers. Our VITOSS Bone Graft Substitute is converted to VITOSS FOAM by Kensey, our development partner. Our third-party manufacturers are ISO 9001 certified or otherwise meet our quality system requirements (See GOVERNMENT REGULATION below). Angiotech will cease to manufacture VITAGEL on September 30, 2005; therefore, we have begun the process to assume full responsibility for oversight and management for the manufacture of such products by early 2006. We believe Angiotech will manufacture enough VITAGEL to supply our customers until our facility is operational in 2006.

Our ability to manufacture our products is dependent on a limited number of specialty suppliers of certain raw materials. We do not have any long-term supply agreements for raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Moreover, our failure to maintain strategic reserve supplies of each significant single-sourced material used to manufacture VITOSS Bone Graft Substitute, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Paul Capital Royalty Acquisition Fund, L.P., which is described below in ITEM 7 – Managements’ Discussion and Analysis of Financial Condition and Results of Operations – “Revenue Interests.”

SALES AND MARKETING

In June 2003, we began to assemble a U.S. field sales network of direct sales representatives and independent sales agencies in order to market VITOSS Bone Graft Substitute and IMBIBE Bone Marrow Aspirate and Delivery Device. We may further strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territories are under served. We also utilize our current field sales network to market VITAGEL in the U.S. Outside of the U.S., we primarily utilize a network of independent, stocking distributors to market VITOSS Bone Graft Substitute, CORTOSS, and ALIQUOT Micro Delivery System.

COMPETITION

Extensive research efforts and rapid technological change characterize the market for products in the orthopedic market. We face intense competition from medical device, biomedical technology, and medical products companies. Our products could be rendered noncompetitive or obsolete by competitors’ technological advances. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. These competitors may also be in the process of seeking FDA or other regulatory approvals, or patent protection, for new products. Our competitors could, therefore, commercialize new competing products in advance of our products. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations. We believe VITOSS Bone Graft Substitute faces competition from numerous synthetic and cadaver-based products currently on the market as well as other products and technologies that may enter the market in the future.

During 2002, synthetic recombinant signaling growth factors, also known as bone morphogenic proteins (“BMPs”), were introduced into the synthetic bone graft marketplace. BMPs are growth factors that are believed to significantly accelerate the healing mechanism of bone. We believe the healing mechanism of bone is dependent upon the presence of all three of the following components: (i) signaling molecules, either provided by the patient or commercially provided such as with BMPs, (ii) the patient’s own stem cells or osteoprogenitor cells, and (iii) scaffold or bone graft material, either provided by the patient or commercially provided, such as by VITOSS Bone Graft Substitute. We expect the introduction of BMPs to expand the overall bone graft market and in particular the synthetic segment of the bone graft market. We believe that several factors mitigate against the broad use of BMPs, including (i) concern over BMPs causing excess bone growth in unwanted areas, and (ii) the current high cost of BMPs in comparison to commercial bone graft materials and to VITOSS Bone Graft Substitute in particular. Moreover, due to the high cost of BMPs and the potential to cause excessive bone growth, surgeons may prefer using only a small volume of BMPs in relation to the anatomic site where new bone growth is sought. Additionally, now that BMPs have been on the market for almost two years, it is generally believed that better carriers or scaffolds must be developed to expand clinical usage and utility of BMPs.

In 2004, total disk replacement devices (TDR’s) were introduced in the spinal bone grafting market as a treatment alternative for degenerative disk disease designed to preserve the motion of the vertebrae of the spine. We believe that several factors mitigate against the broad use of TDR’s, including the need for surgeon training, the high level of surgeon technical skills required, surgeon concern regarding the challenges of TDR revision surgery should that become necessary due to loosening or subsidence of the device over time, and procedure reimbursement. It is too early to estimate the rate at which the market will adopt this technology as a treatment alternative or its resulting impact on our products .

VITAGEL is approved by the FDA as a surgical hemostat where bleeding may be a significant complication for many routine surgeries. As such, VITAGEL can be marketed broadly to general surgeons and is applicable in the spine, hip and knee replacement surgery markets. VITAGEL will face competition from several more established surgical hemostat products marketed by other companies with substantially greater resources than us. However, we believe VITAGEL offers unique advantages in comparison to these other products in terms of VITAGEL’s quick and easy preparation for use, as well as its use of the patient’s autologous plasma, instead of pooled donated human plasma as is the case with the leading products in the market.

CORTOSS is under clinical development in the U.S. for use in the vertebral augmentation of VCFs and has received a CE certification for use in the vertebral augmentation of VCFs and in screw augmentation. If CORTOSS is approved by the FDA for use in the vertebral augmentation of VCFs, it will face competition from the several PMMA bone cement products that have been 510(k) cleared by the FDA for this indication. Outside the U.S., CORTOSS is facing competition from several other PMMA bone cement products that have received CE Certification in 2004 for this indication. We do not know of any products that have received FDA approval or a CE Certification for use in screw augmentation or for which such approval is being sought.

GOVERNMENT REGULATION

In order to market our products, we must apply for, be granted and maintain all necessary regulatory approvals and comply with all regulatory requirements in each applicable jurisdiction. To date, we have received 510(k) regulatory clearance, as described below, for VITOSS Bone Graft Substitute in the U.S. from the FDA in December 2000 and the CE Certification in the European Union from our Notified Body in July 2000. In March 2001, we also received regulatory approval to sell VITOSS Bone Graft Substitute in Australia, and in June 2004, we received regulatory approval to sell VITOSS Bone Graft Substitute in Canada. The CE Certification permits us to sell our approved products in all of the countries of the European Union as well as in other countries, such as Switzerland and Israel, that have adopted the European Union’s regulatory standards. We received 510(k) regulatory clearance for VITOSS Canisters and VITOSS FOAM in November and December 2003, respectively, in the U.S. from the FDA. In September 2001, we received 510(k) regulatory clearance in the U.S. from the FDA to market our IMBIBE product for use as a bone marrow aspiration syringe.

We received CE Certification for CORTOSS in October 2001 in the European Union and regulatory approval in March 2001 in Australia, which enables us to sell CORTOSS in these territories for use in securing the fixation of bone screws in patients with weak bone caused by osteoporosis. In addition, during January 2003 our CE Certification was extended to enable us to market CORTOSS in the European Union for vertebral augmentation of VCFs, including compression fractures of the spine caused by osteoporosis and invasive tumors. During the second quarter of 2002, we received CE Certification from our Notified Body for ALIQUOT.

During 2003 and 2004, we completed patient enrollment of two investigational device exemption (“IDE”) pilot clinical studies in the U.S. for the use of CORTOSS Synthetic Cortical Bone in vertebral augmentation of VCFs using the vertebroplasty and kyphoplasty surgical techniques, respectively. Upon FDA review of the vertebroplasty pilot clinical data, we received approval from FDA to begin patient enrollment of the pivotal phase of that clinical study. The study design was subsequently amended in August 2004. The amended study design now compares CORTOSS to a treatment arm using polymethylmethacrylate bone cement instead of a non-operative arm consisting of conservative care and pain management under the previous design. In October 2004, we commenced the amended study and we expect costs associated with patient enrollment for this pivotal study to increase in 2005. We do not expect to receive premarket clearance for the sale of CORTOSS in the U.S. for the next several years, if at all (see MANUFACTURING AND PRODUCT SUPPLY above).

In December 2003, we received 510(k) regulatory clearance for our ENDOSKELETON TA product platform in the U.S. from the FDA.

The following discussion summarizes the regulatory requirements applicable to our products.

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

Before we can introduce a new device into the market, we must generally obtain market clearance through a 510(k) notification or premarket approval through a premarket approval application (“PMA”). A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not required a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies be performed to establish the device’s “substantial equivalence.”

Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues a letter finding the device to be “substantially equivalent” to a predicate device. Pursuant to the FFD&C Act, the FDA must make a determination with respect to a 510(k) submission within 90 days of its receipt. The FDA may, and often does, extend this time frame by requesting additional data or information.

A “not substantially equivalent” determination, or a request for additional information, could delay or prevent the market introduction of new products for which we file such notifications. For any of our products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions. The FDA has implemented a policy under which certain device modifications may be submitted as a “Special 510(k),” which will require only a 30-day review. Special 510(k)s are limited to those device modifications that do not affect the intended use or alter the fundamental scientific technology of the device and for which substantial equivalence can be demonstrated through design controls.

We must file a PMA if our proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III preamendment device (on the market since prior to May 28, 1976) for which FDA has called for PMAs. A PMA must be supported by valid scientific evidence that typically includes extensive data, including pre-clinical and clinical trial data, to demonstrate the safety and effectiveness of the device, as well as extensive manufacturing information.

FDA review of a PMA generally takes one to two years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended should the FDA ask for more information or clarification of information already provided in the submission.

During the PMA review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that they are in compliance with Quality System Regulation (“QSR”) requirements.

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

Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including reporting and record keeping requirements. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The most recent FDA inspection resulted with no corrective actions being required. The FFD&C Act requires devices to be manufactured in accordance with Quality System Regulation requirements that impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Medical devices are also subject to post-market reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or efficacy problems occur after the product reaches the market, the FDA may impose severe limitations on the use of any approved or cleared product.

Our labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved or uncleared uses. We, as well as our products, are also subject to a variety of state laws and regulations in those states or localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant the pre-market clearance or premarket approval for devices, withdrawal of marketing approvals, clearances and criminal prosecution.

Europe

In order to sell our products within the European Union, we are required to achieve compliance with the requirements of the European Union Medical Devices Directive (the “MDD”) and affix a CE Mark on our products to attest such compliance. To achieve this, our products must meet the “essential requirements” defined under the MDD relating to safety and performance and we must successfully undergo a verification of our regulatory compliance (“conformity assessment”) by an independent Notified Body. We have selected TNO, The Netherlands Organization for Applied Science Research, as our “Notified Body.” The nature of the conformity assessment will depend on the regulatory class of our products. Under European law, our products, other than IMBIBE and ALIQUOT (which are Class I – sterile and Class II-A, respectively), are likely to be in Class III. In the case of Class III products, we must (as a result of the regulatory structure which we have elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD and demonstrated by compliance with the ISO 9001: 2000 and EN 13485 standards for 2003). We are certified as meeting the requirements of ISO 9001: 2000 for the period March 23, 2004 through March 22, 2007, and EN 13485 for the period July 1, 2003 through July 1, 2006. Our Notified Body has audited our quality system and determined that it meets the requirements of the MDD. In addition, the Notified Body must approve the specific design of each device in Class III and IIa. As part of the design approval process, the Notified Body must also verify that the products comply with the essential requirements of the MDD. In order to comply with these requirements, we must, among other things, complete a risk analysis and may be required to present clinical data. The clinical data presented by us must provide evidence that the products meet the performance specifications claimed by us, provide sufficient evidence of adequate assessment of unwanted side effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. We are subject to continued surveillance by the Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. We also will be required to comply with additional national requirements that are beyond the scope of the MDD. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

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

The methodology for determining (1) the coverage status of our products; and (2) the amount of Medicare reimbursement for our products, varies based upon, among other factors, the setting in which a Medicare beneficiary received health care items and services. Acute care hospitals are generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the Prospective Payment System (“PPS”), acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, into which each Medicare beneficiary stay is assigned, regardless of the actual cost of the services provided. Certain additional or “outlier” payments may be made to a hospital for cases involving unusually high costs. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing the Company’s products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the services furnished to Medicare-eligible inpatients in which our products are utilized. Because PPS payments are based on predetermined rates and are often less than a hospital’s actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment, devices and supplies, including those sold by us, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. Our product revenue could be affected negatively if acute care hospitals discontinue product use due to insufficient reimbursement, or if other treatment options are perceived to be more cost-effective. Medicare also reimburses most outpatient services based on a prospective or predetermined fee schedule basis, subject to certain exceptions and limitations. Similarly, some states reimburse certain health care providers for inpatient services under their Medicaid programs by using prospective rates for diagnosis-related groups of illnesses. Therefore, health care providers may refuse to use our products if coverage or reimbursement is inadequate. Also, any changes in federal legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our products could have a material effect on our results of operations.

Inadequate coverage or reimbursement by private insurance companies and government programs could significantly reduce usage of our products. In addition, an increasing emphasis on managed care in the U.S. has placed, and we believe will continue to place, greater pressure on medical device pricing. Such pressures could have a material adverse effect on our ability to sell our products profitably. Failure by hospitals and other users of our products to obtain favorable coverage or reimbursement from third-party payers or changes in governmental and private third-party payers’ policies toward coverage or reimbursement for procedures employing our products could reduce demand for our products.

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

PRODUCT LIABILITY AND INSURANCE

We manufacture medical devices used on patients in surgery, and we may be subject to product liability lawsuits. We have experienced one product liability claim to date, which we believe is without merit and intend to defend vigorously. However, there can be no assurance that other product liability claims will not be asserted against us. Under certain of our agreements with our independent sales agencies and stocking distributors, we provide indemnification from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $10,000,000, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award.

EMPLOYEES

As of December 31, 2004, we had 114 full-time employees, with 64 employees at our Malvern, Pennsylvania headquarters, 45 employees throughout the U.S. and 5 employees in Europe. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

Our headquarters are located at the Great Valley Corporate Center in Malvern, Pennsylvania, which is a suburb of Philadelphia. Our manufacturing, research and development and administrative offices utilize approximately 24,800 square feet, which is leased through July 2012. In addition, approximately 6,610 square feet of warehouse space are leased through September 2007. We believe our manufacturing facility has the capacity to meet our commercial needs for at least the next several years. We also have our international sales and marketing activities based in leased administrative office space in Leuven, Belgium through May 2009.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings; however, we have experienced one product liability claim to date, which we believe is without merit and intend to defend vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is quoted on the Nasdaq National Market (“Nasdaq”) under the symbol “VITA.” The following table reflects the ranges of high and low sale prices for our Common Stock as reported on Nasdaq and Nasdaq Europe for the stated periods.

	Nasdaq		Nasdaq Europe
	High	Low	High	Low
2004:
First Quarter	$4.00	$2.90	Not Applicable
Second Quarter	5.19	3.64
Third Quarter	5.30	3.84
Fourth Quarter	4.57	3.56

2003:
First Quarter	$4.05	$2.60	$3.85	$2.50
Second Quarter	3.75	2.73	3.75	3.00
Third Quarter	4.02	3.03	3.75	3.25
Fourth Quarter	3.99	3.01	Voluntarily de-listed September 8,2003

As of March 11, 2005 there were 160 holders of record for shares of our Common Stock. Since a portion of our Common Stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders. On March 11, 2005, the last reported sale price of the Common Stock as reported by Nasdaq was $3.18 per share.

We have never declared or paid cash dividends on shares of our Common Stock and do not anticipate paying any cash dividends in the foreseeable future on shares of our Common Stock. Dividends declared in 2003 of $268,521 were paid by issuance of 84,281 shares of Common Stock to our holders of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (“Series A Preferred Stock”) prior to their automatic conversion into shares of Common Stock during the second quarter of 2003. As of December 31, 2004 and 2003, the remaining 117 and 307 shares, respectively, of Series A Preferred Stock (the “Blocked Series A Preferred Shares”) have not yet converted as a result of provisions in the Series A Preferred Stock Designations, which limit the number of shares of Series A Preferred Stock that automatically convert by virtue of beneficial ownership limitations applicable to certain shareholders. However, the Blocked Series A Preferred Shares as of December 31, 2004 and 2003 are not entitled to, and have not received, any further dividends since March 31, 2003 and shall automatically convert into an aggregate of 685,817 and 1,799,531 shares, respectively, of Common Stock as soon as the beneficial ownership limitation would not prevent such conversion.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected historical consolidated financial data derived from the consolidated financial statements of Orthovita, Inc. and subsidiaries as of and for each of the five years in the period ended December 31, 2004. This data should be read in conjunction with our consolidated financial statements, including notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this report.

	Year ended December 31
	2004	2003	2002	2001	2000
Statement of Operations Data:
Product sales (1)	$24,661,382	$15,468,621	$10,379,205	$3,940,395	$740,660
Cost of sales (2)	7,758,892	2,637,472	1,578,765	719,373	170,041
Operating expense	29,439,511	21,252,581	20,176,085	17,474,630	15,191,162
Interest (expense) income, net	(661,003)	(580,024)	(294,299)	88,189	214,273
Net gain on sale of product line (1)	—	—	—	(375,000)	(3,070,921)
Dividends paid on Preferred Stock (3)	—	(268,521)	(423,618)	—	—
Deemed dividends on Preferred Stock (3)	—	(850,869)	(8,198,840)	—	—

Net loss applicable to common shareholders	$(13,198,024)	$(10,120,846)	$(20,292,402)	$(13,790,419)	$(11,335,349)

Net loss per share applicable to common shareholders, basic and diluted	$(0.29)	$(0.33)	$(1.00)	$(0.82)	$(0.92)

Shares used in computing basic and diluted net loss per share	44,752,353	30,942,390	20,223,182	16,841,970	12,281,117

	As of December 31
	2004	2003	2002	2001	2000
Condensed Balance Sheet Data:
Cash, cash equivalents and short-term investments	$25,665,096	$22,462,350	$19,167,268	$12,906,557	$3,814,992
Accounts receivable, net	4,498,049	2,658,353	1,621,238	983,467	80,050
Inventories	8,998,361	3,603,134	2,870,342	1,606,333	182,399
Property and equipment, net	4,606,287	4,361,729	4,896,472	5,433,353	5,321,228
Long-term investments	3,039,485	—	—	—	—
Total assets	48,011,961	33,550,563	28,704,107	21,212,843	10,188,367
Current liabilities	5,662,799	4,032,045	3,795,403	2,907,776	3,751,327
Long-term liabilities (4)	7,825,280	7,725,256	7,850,891	5,634,626	1,307,425
Total shareholders’ equity	34,523,882	21,793,262	17,057,813	12,670,441	5,129,615

(1)	For the years 2001 through 2004, product sales primarily represent VITOSS Bone Graft Substitute sales in the U.S., Europe and Australia. For 2000, product sales represent VITOSS Bone Graft Substitute sales in Europe and BIOGRAN product sales prior to the sale of the BIOGRAN product line. On March 22, 2000, we sold the BIOGRAN dental grafting product line to Implant Innovations, Inc. (“3i”) for $3,900,000.
(2)	Cost of Sales for the year ended December 31, 2000 primarily reflects cost of sales of BIOGRAN, since prior to European approval of VITOSS Bone Graft Substitute in July 2000, costs of producing VITOSS Bone Graft Substitute were charged to Research & Development expenses.
(3)	See Note 10 of Notes to the Consolidated Financial Statements for further discussion regarding the dividends paid and the deemed dividends on Preferred Stock.
(4)	Included in long-term liabilities is a revenue interest obligation of $7,167,000 as of December 31, 2004, 2003 and 2002. As of December 31, 2001, long-term liabilities includes a revenue interest obligation of $5,222,107. See Note 6 of Notes to the Consolidated Financial Statements.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities as of the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We believe the following critical accounting policies, which have been reviewed with the Audit Committee, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is not recognized until persuasive evidence of an arrangement exists, performance has occurred, the sales price is fixed or determinable and collection is probable. In the U.S., product sales revenue is recognized upon either receipt of documentation from the customer indicating their consumption of product from consigned inventory or shipment of purchased product to the customer. Outside the U.S., revenue from product sales is primarily recognized upon receipt of our product by our independent stocking distributors. We do not allow product returns or exchanges. We have no post-shipment obligations to our customers. Both our U.S. customers and our independent stocking distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and sales discounts are not offered.

Allowance for Doubtful Accounts

We maintain an accounts receivable allowance for an estimated amount of losses that may result from a customer’s failure to pay for product purchased. We analyze accounts receivable and historical bad debts, customer concentrations and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers was to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or market value using the first-in first-out basis, or FIFO. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. For the years ended December 31, 2004 and 2003, inventories include a provision of $1,590,856 and $300,233, respectively, to write down inventory to its net realizable value prior to the expiry date of such inventory. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense.

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”). The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the “revenue interest obligation” of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700 as of December 31, 2004 and 2003.

The majority of products that are subject to the revenue interest have been approved and marketed for less than three years or are still under development. For these reasons, as of December 31, 2004 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Accordingly, given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense for the revenue interest due to Paul Royalty as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $837,844, $642,850 and $386,893 has been recorded for the years ended December 31, 2004, 2003 and 2002, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

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

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For the years ended December 31, 2004, 2003 and 2002, we recorded $439,068, $689,762, and $326,093, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For options granted to employees, SFAS No. 123 allows a company either to record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25, and disclose the SFAS No. 123 fair value.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement revises SFAS No. 123, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is interim and annual periods beginning after June 15, 2005. Upon the adoption of SFAS No. 123R, we will be required to expense stock options in our Consolidated Statements of Operations when they are granted. We estimate that the effect on net loss and loss per share in the periods following adoption of SFAS No. 123R will be consistent with our proforma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. However, the actual effect on net loss and loss per share will vary depending upon the number of grants of options in 2005 compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our stock. Our cash, cash equivalents and short-term investments of $22,462,350 as of December 31, 2003, was supplemented, during 2004, by the receipt in July 2004 of $24, 024,375 in net proceeds realized from the sale of 5,681,818 shares of our common stock to Angiotech, as well as to $1,293,355 realized from the exercise of stock options and warrants and the purchase of common stock under our Employee Stock Purchase Plan. From these amounts, $17, 846,441 of cash was used in operations, which included $8,825,779 in working capital for the increase in accounts receivable and inventory, and $1,424,513 was used to purchase property and equipment.

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. As of December 31, 2004 and 2003, cash, cash equivalents, short-term and long-term investments consisted of the following:

	Gross Unrealized
	Book Value	Gains	Losses	Fair Market Value
December 31, 2004:
Cash and cash equivalents	$9,831,544	$—	$—	$9,831,544
Short-term investments	15,857,774	834	(25,056)	15,833,552
Long-term investments	3,045,763	27	(6,305)	3,039,485

	$28,735,081	$861	$(31,361)	$28,704,581

Percentage of total assets				59.8%

December 31, 2003:
Cash and cash equivalents	$20,464,350	$—	$—	$20,464,350
Short-term investments: certificates of deposit	1,998,000	—	—	1,998,000

	$22,462,350	—	—	$22,462,350

Percentage of total assets				67.0%

The following is a summary of selected cash flow information:

	Year Ended December 31
	2004	2003	2002
Net cash used in operating activities	$(17,846,441)	$(8,413,547)	$(11,143,286)
Net cash (used in) provided by investing activities	(18,340,052)	1,358,973	(4,506,031)
Net cash provided by financing activities	25,404,849	12,277,642	17,631,695
Effect of exchange rate changes on cash and cash equivalents	148,838	66,014	286,333

Net (decrease) increase in cash and cash equivalents	$(10,632,806)	$5,289,082	$2,268,711

NET CASH USED IN OPERATING ACTIVITIES

OPERATING CASH INFLOWS-

Operating cash inflows for the years ended December 31, 2004 and 2003 have been derived primarily from VITOSS Bone Graft Substitute and IMBIBE Bone Marrow Aspirate and Delivery Device product sales in the U.S. and from VITOSS Bone Graft Substitute, CORTOSS Synthetic Cortical Bone and ALIQUOT Micro Delivery System product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and investments.

OPERATING CASH OUTFLOWS-

Our operating cash outflows for the twelve months ended December 31, 2004 have primarily been used for (i) the production of inventory, including $6,986,083 used for the inventory build to support the multiple commercial launches of new product configurations under our VITOSS FOAM product platform, (ii) headcount additions, as we expand our field sales network and strengthen our sales management team, (iii) payment of sales commissions on growing product sales and (iv) operating expenses including Sarbanes-Oxley compliance-related activities. Additionally, operating cash outflows have continued to be utilized for development and pre-clinical and clinical activities in preparation for regulatory filings of our products in our development pipeline.

In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, which was paid to Paul Royalty during February 2004 net of the $357,150 balance in prepaid revenue interest expense outstanding as of December 31, 2003. During the year ended December 31, 2004, we paid Kensey $5,285,408 for product inventory manufactured on our behalf. In accordance with the Angiotech agreement, during 2004, we purchased from Angiotech approximately $400,000 of centrifuge assets, which are used along with VITAGEL. Additionally, during the year ended December 31, 2004, we paid Angiotech $164,565 for product inventory manufactured on our behalf.

Our operating cash outflows for 2003 have primarily been used for the production of inventory, additional investments made in strengthening our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we did not have independent sales agency coverage or the territory is under served in order to support the growth of U.S. product sales and the increased commissions paid to the independent sales agencies and direct sales representatives in the U.S. as a result of higher product sales. In addition, funds have been used for development and pre-clinical and clinical activities in preparation for regulatory filings of our products in development. Additionally for the year ended December 31, 2003, we paid a contractually required advance payment of $1,000,000 to Paul Royalty. Of the $1,000,000 paid to Paul Royalty, $642,850 was earned during 2003 and the balance of $357,150 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2003.

OPERATING CASH FLOW REQUIREMENTS OUTLOOK—

We expect to focus our efforts on sales growth under our VITOSS Bone Graft Substitute product line for 2005 through additional extensions of our VITOSS FOAM product line configurations and the launch of VITAGEL Surgical Hemostat, on the collection and publication of VITOSS Bone Graft Substitute post-clinical data for marketing and sales purposes, and on continual improvements to our distribution channels. We expect to continue to use cash to build inventories for new product launches and to support the launch of VITAGEL. As a result, there may be future quarterly fluctuations in spending. Prior to the launch of each new product line configuration, significant inventory levels must be manufactured. The inventory may be manufactured in anticipation of the receipt of regulatory clearance and may be initially built with one-year shelf life, so as to accelerate the commercial launch of the product, once cleared, to our field sales network of independent sales agencies and direct sales representatives. If the inventory is built in the reporting periods prior to the receipt of the required regulatory clearance, the cost of the inventory manufactured will be expensed in accordance with SFAS No. 2 “Accounting for Research and Development Costs.”

In an effort to further increase sales of our new VITOSS Bone Graft Substitute product line configurations in future quarters, we intend to add direct sales representatives to our organization for those territories in the U.S. where we either do not currently have independent sales agency coverage or the territory is under served.

Additionally, we expect to continue to use cash and cash equivalents during 2005 in operating activities associated with clinical trials in the U.S. for CORTOSS, research and development, product development for our VITOSS Bone Graft Substitute product line configurations and the ENDOSKELETON TA platform, and the associated marketing and sales activities with VITOSS Bone Graft Substitute, IMBIBE and VITAGEL in the U.S. and VITOSS Bone Graft Substitute, CORTOSS and ALIQUOT outside the U.S. We expect to incur approximately $4.5 million in external costs over the next two to three years in the execution of the CORTOSS pivotal clinical study in the U.S. The timing of such expense is largely dependent upon the rate of patient enrollment in the study.

Our operating cash flow requirements are heavily dependent upon the timing of receipt of FDA 510(k) clearance for new product line configurations, the timing of inventory builds to support product launches and related inventory valuations, the timing of subsequent launches and acceptance of our new product line configurations, such as VITAGEL and VITOSS FOAM Pack, the rate at which we add new direct sales representatives and the rate at which our field sales network generates sales in their respective territories. Accordingly, for 2005, our operating cash flow requirements may still be subjected to quarterly volatility, up or down. If the FDA does not clear additional new product line configurations under the 510(k) regulatory process, we do not expect sales to generate cash flow in excess of operating expenses for the foreseeable future, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and short-term investments to fund operating activities.

Agreement with Kensey Nash Corporation In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products. Kensey has the exclusive right to manufacture any jointly developed approved product for seven years from first commercial sale of the first jointly developed product and we will market and sell the product worldwide. In March 2005, the initial term of this agreement was extended by amendment for an additional three years. Following the regulatory clearance of a new product under the agreement, we have obligations to pay Kensey for manufacturing the product, to achieve minimum sales levels in the first two years following commercialization of the first approved product under this agreement and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product platform, VITOSS FOAM, and we commenced sales of the first of several product configurations under the VITOSS FOAM product platform during February 2004. Approximately 42% of our product sales during 2004 were from products co-developed with Kensey and we anticipate this percentage to increase during 2005. As of December 31, 2004, we owed Kensey $1,329,050 for manufactured product inventory, which is included in accounts payable on the consolidated balance sheet. Amounts due to Kensey as of December 31, 2004 are expected to be paid by us during the first quarter of 2005. We expect the amount of product inventory to be manufactured by Kensey on our behalf in 2005 to be approximately $5,000,000, which reflects a greater portion of inventory replenishment rather than launch quantity production.

Agreement with Cohesion Technologies, Inc. In June 2004, we entered into an agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech Pharmaceuticals, Inc., to distribute, market and sell CoStasis® (to be re-branded as VITAGEL™), a composite liquid hemostat, and the CELLPAKER® collection system to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products and we have begun the process to allow us to assume the full responsibility for the oversight and management for the manufacturing of such products by early 2006. We expect to spend approximately $2,000,000 during 2005 to complete the transfer of manufacturing responsibilities, most of which is expected to be capitalized. The gross margin percentage for VITAGEL and CELLPAKER is expected to be lower than that for our current VITOSS Bone Graft Substitute product line.

Revenue Interest The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS Bone Graft Substitute, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum rate of 4.375% on that portion of product sales that specifically relates to VITOSS Bone Graft Substitute and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest.

During the remaining term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2005, Paul Royalty paid to us $262,154 which represents the balance of the prepaid revenue interest expense outstanding as of December 31, 2004. In January 2005, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000, which was paid to Paul Royalty during January 2005. The amount of the advance payment shall be $3,000,000 in each of the years 2006 through 2016. While we believe that we will have sufficient cash at the end of 2005 and 2006 to make the required $3,000,000 advance payment to Paul Royalty during 2006 and 2007, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2007 through 2016. Advance payments affect cash flow when made, but they affect reported earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that period, with any excess advance payments to be refunded to us shortly after the end of the year.

As of December 31, 2004, we were in compliance with all financial covenants. However, if we fail to maintain certain specified balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of December 31, 2004, we would have owed Paul Royalty $20,993,264. As of December 31, 2004, we do not expect to fall out of compliance in the foreseeable future with the financial covenants of the revenue interest obligation.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

INVESTING CASH INFLOWS–

During 2004 and 2003, we received $1,998,000 and $1,994,000, respectively, from the sale of investment grade marketable securities.

During the year ended December 31, 2004, we received $14,480 from the sale of used laboratory equipment.

INVESTING CASH OUTFLOWS–

During the year ended December 31, 2004, $18,928,019 was used for the purchase of investment grade short-term and long-term marketable securities, with a weighted average maturity of less than six months and a weighted average interest rate of approximately 2.5%.

We have invested $1,424,513 and $635,027 for the year ended December 31, 2004 and 2003, respectively, primarily for the purchase of manufacturing equipment, computer equipment and leasehold improvements.

INVESTING CASH OUTLOOK—

We expect the rate at which we invest funds in 2005 related to the purchase of leasehold improvements and capital equipment to increase by approximately $1,000,000 as compared to 2003 and 2004. The anticipated investments in additional manufacturing equipment primarily relate to our assumption in 2005 of full manufacturing responsibilities related to VITAGEL by early 2006 and to our VITOSS Bone Graft Substitute product line extensions. We will seek to finance new capital investments through notes payable or capital leases under an equipment line of credit.

NET CASH PROVIDED BY FINANCING ACTIVITIES

FINANCING CASH INFLOWS–

During the year ended December 31, 2004, we sold 5,681,818 shares of Common Stock for net proceeds of $24,024,375. During the year ended December 31, 2003, we sold 4,892,856 shares of Common Stock and warrants to purchase 978,573 shares of Common Stock at a price of $2.80 per share for net proceeds of $12,392,785 (see Note 10 to the consolidated financial statements).

During the year ended December 31, 2004, we received $514,288, $696,932 and $82,135 from warrant exercises, stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan, respectively. During the year ended December 31, 2003, we received $175,000, $81,486 and $45,762 from warrant exercises, stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan, respectively.

For the years ended December 31, 2004 and 2003, we issued notes payable of $537,974 and $292,293, respectively, in connection with the purchase of property and equipment.

FINANCING CASH OUTFLOWS–

During 2004 and 2003, $440,088 and $585,280, respectively, were used to repay notes payable and capital lease obligations.

During the year ended December 31, 2004 and 2003, we incurred additional costs of $10,767 and $124,404, respectively, associated with the prior year sale of our stock.

FINANCING REQUIREMENTS OUTLOOK—

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as it relates to the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next two years, if ever. Until such sales levels are achieved, we expect to continue to use cash, cash equivalents, short-term and long-term investments to fund operating and investing activities. We believe our existing cash, cash equivalents, short-term and long-term investments of $28,704,581 as of December 31, 2004, will be sufficient to meet our currently estimated operating and investing requirements into 2006. We will seek to finance a portion of our capital equipment needs through indebtedness secured by notes payable.

CONTRACTUAL OBLIGATIONS

	Leases	Notes Payable and Capital Lease Obligations	Total
2005	$422,695	$484,672	$907,367
2006	436,907	310,198	747,105
2007	425,328	181,678	607,006
2008	374,254	—	374,254
2009	381,694	—	381,694
2010 and thereafter	1,014,890	—	1,014,890

	$3,055,768	$976,548	$4,032,316

Leases. We lease office space and equipment under non-cancelable operating leases.

Notes Payable and Capital Lease Obligations. During July 2002, we entered into a financing arrangement with a lending institution. The arrangement provided individual notes payable with a term of 35 months from the date of issuance for each note. The notes payable are secured by certain capital assets. During 2004, we closed on two individual notes totaling an aggregate principal amount of $537,974 with annual interest rates of approximately 11.43%. During 2003, we closed on two individual notes totaling an aggregate principal amount of $292,293 with annual interest rates of approximately 10.42%, and during 2002, we closed on three individual notes totaling an aggregate principal amount of $788,381 with annual interest rates of approximately 11.29%. During January 2002, we entered into a $125,000 capital lease financing arrangement with a different lending institution. The term of this lease is 60 months with an annual interest rate of 11.45%.

Revenue Interest. See above discussion under Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Critical Accounting Policies and Liquidity and Capital Resources.

Agreement with Kensey Nash Corporation. See above discussion under Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Liquidity and Capital Resources.

Agreement with Cohesion Technologies, Inc. See above discussion under Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Liquidity and Capital Resources.

RESULTS OF OPERATIONS

This section should be read in conjunction with the detailed discussion under “Liquidity and Capital Resources.” As noted above, we expect to continue to incur operating losses in the future as we continue our product development efforts.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Product Sales. Product sales for 2004 increased 59% to $24,661,382 from $15,468,621 in 2003. Sales growth was primarily attributable to the expansion of our existing product portfolio and improved market penetration in the U.S., reflecting the increased size of the U.S. field sales network, which resulted in improved market coverage.

For the year ended December 31, 2004 and 2003, 93% and 92% of product sales, respectively, were in the U.S., primarily from sales of VITOSS Bone Graft Substitute and IMBIBE. The remaining sales, during 2004 and 2003, were a result of VITOSS Bone Graft Substitute, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. Gross profit for the full year 2004 and 2003 was $16,902,490 and $12,831,149, respectively. As a percentage of sales, gross profit was 69% for 2004, as compared to 83% for 2003. The gross profit percentage for 2004 was negatively impacted by a $1,590,856 adjustment to write down inventory to its net realizable value. The write down of inventory arose from the shift in product mix toward certain VITOSS FOAM products introduced in 2004 and one-year shelf-life packaging on other VITOSS FOAM products. The $1,590,856 adjustment to write down inventory during the year ended December 31, 2004 lowered the gross profit percentage by 6% for the period. The lower gross profit percentage for 2004 was further affected by the shift in product mix toward the VITOSS FOAM product platform, which has a lower gross profit percentage on a higher average selling price per unit as compared to our other products.

Operating Expenses. Operating expenses for the years ended December 31, 2004 and 2003 were $29,439,511 and $21,252,581, respectively, which represents a 39% increase as compared to a 59% increase in product sales for year.

General & administrative expenses for 2004 increased to $5,595,049 from $4,243,108 for 2003 primarily due to consulting costs associated with Sarbanes-Oxley compliance initiatives, patent-related legal expenses in connection with additional filings associated with our new products, and additional headcount. General & administrative expenses decreased to 23% of product sales for 2004 as compared to 27% of product sales for 2003.

Selling & marketing expenses were $18,187,113 for the year ended December 31, 2004, a 49% increase from $12,178,503 for the year ended December 31, 2003. Selling and marketing expenses increased for the twelve months ended December 31, 2004 primarily due to higher salary and benefit costs incurred by increasing the size of our sales management team and expanding our field sales team of direct sales representatives to support the growth of U.S product sales. The remainder of the increase in selling and marketing expenses was due to higher commissions paid in the U.S. as a result of increased product sales in 2004. Selling & marketing expenses decreased to 74% of product sales for 2004 as compared to 79% of product sales for 2003.

Research & development expenses increased to $5,657,349 for 2004 from $4,830,970 for 2003. The 17% increase is primarily due to development work associated with additional product configurations to be sold under our VITOSS FOAM platform and costs associated with restarting and revalidating our CORTOSS manufacturing facility. Research & development expenses decreased to 23% of product sales for 2004 as compared to 31% of product sales during 2003. We expect research and development expenses to increase in 2005 as a result of our CORTOSS clinical trial in the U.S.

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $661,003 and $580,024 of net other expense for the years ended December 31, 2004 and 2003, respectively. The increase in net other expense is primarily attributed to higher revenue interest expense incurred under the arrangement with Paul Royalty due to higher product sales. This increase in net other expense was partially offset by higher interest income as a result of higher average cash, cash equivalent, short-term and long-term investment balances.

Dividends on Preferred Stock. For the year ended December 31, 2003, dividends declared of $268,521 were paid in 84,281 shares of our Common Stock to holders of our Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (the “Series A Preferred Stock”). In addition, for the year ended December 31, 2003, we recorded $850,869 to recognize the deemed dividend as it relates to the increasing dividend rate, which was applicable to the Series A Preferred Stock in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock (“SAB 68”). There were no dividends or deemed dividends recorded during 2004 as a result of conversion of the majority of the Series A Preferred Stock to Common Stock on June 27, 2003.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Product Sales. Product sales for 2003 increased 49% to $15,468,621 as compared to $10,379,205 for 2002. The product sales increase from 2002 to 2003 is primarily attributable to market penetration of our VITOSS Micro Morsels and Macro Morsels product configurations, which are sold under our VITOSS Bone Graft Substitute product platform in the U.S. Additionally, the improved penetration resulted from the addition during the second half of 2003 of our first direct sales representatives in our U.S. field sales network to improve our distribution and market coverage. Approximately 92% of product sales for 2003 were from VITOSS Bone Graft Substitute and IMBIBE sales in the U.S., as compared to approximately 93% of product sales from the U.S. during 2002. The remaining sales during both 2003 and 2002 were primarily a result of VITOSS Bone Graft Substitute and CORTOSS sales in Europe.

Gross Profit. Our gross profit for the year ended December 31, 2003 was $12,831,149 or 83% of product sales. In comparison, our gross profit for the year ended December 31, 2002 was $8,800,400 or 85% of product sales. The decrease in gross profit margins for 2003 in comparison to 2002 is due to the slightly lower margins on the new product configurations sold under our VITOSS Bone Graft Substitute platform in the U.S. as well as slightly higher proportion of sales from outside of the U.S. during 2003, where the average selling price is lower in comparison to the U.S.

Operating Expenses. Operating expenses for year ended December 31, 2003 were $21,252,581 compared to $20,176,085 for the same period in 2002.

General & administrative expenses for the year ended December 31, 2003 were $4,243,108, a 25% decrease from $5,640,465 in 2002. The lower general & administrative expenses were principally due to lower administrative headcount related costs.

For the year ended December 31, 2003, selling & marketing expenses increased 37% to $12,178,503 from $8,870,748 in the comparable period last year. The increase in selling and marketing expenses was principally due to the expansion of our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territory is under served in order to support the growth of U.S. product sales and the increased commissions paid to the independent sales agencies and direct sales representatives in the U.S. as a result of higher product sales.

For the year ended December 31, 2003, research and development expenses decreased to $4,830,970 from $5,664,872 during the same period in 2002, due to the completion in 2002 of certain process development work relative to CORTOSS.

Net Other Expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $580,024 and $294,299 of net other expense for the years ended December 31, 2003 and 2002, respectively. The increase in net other expense between 2003 and 2002 is primarily attributable to higher revenue interest expense under the arrangement with Paul Royalty incurred as a result of higher product sales.

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

The original terms of the Series A Preferred Stock stated that beginning after June 30, 2004, for any shares of Series A Preferred Stock still outstanding and not converted to Common Stock, the dividend rate will increase each quarter by an additional two percentage points per year, up to a maximum dividend rate of 14% per year. Accordingly, for the years ended December 31, 2003 and 2002, we recorded $850,869 and $218,168, respectively, of dividend accretion related to the higher dividend rates applicable to the Series A Preferred Stock for periods beginning after June 30, 2004 in accordance with SAB 68. It was determined that the Series A Preferred Stock has a beneficial conversion feature (“BCF”) in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27. We consider the quarterly reporting period in which the BCF was recognized to be appropriately excludable from the period of dividend attribution as described in SAB 68, since the third quarter of 2002 already included a disproportionate dividend attribution. Due to the BCF on the July 2002 closing, we commenced recognition of the implied discount addressed in SAB 68 in the fourth quarter of 2002. Similarly, for the October 2002 closing, no additional dividend was recorded pursuant to SAB 68 as the fourth quarter of 2002 included the BCF for the October 2002 closing. The SAB 68 discount relating to the October 2002 closing began to be recorded in the first quarter of 2003.

CERTAIN RISKS RELATED TO OUR BUSINESS

If losses continue in the long term, it could limit our growth in the orthopedic industry and jeopardize our viability.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our stock. In July 2004, we raised approximately $24.0 million in net proceeds from the sale of 5,681,818 shares of our common stock to Angiotech Pharmaceuticals, Inc. We believe our existing cash, cash equivalents, short-term and long-term investments of $28,704,581 as of December 31, 2004, will be sufficient to meet our currently estimated operating and investing requirements into 2006. To date, we have not been profitable. We have incurred substantial operating losses since our inception and, at December 31, 2004, had an accumulated deficit of approximately $105.2 million. These losses have resulted principally from:

•	the development and patenting of our technologies;

•	pre-clinical and clinical studies;

•	preparation of submissions to the FDA and foreign regulatory bodies;

•	the development of manufacturing, sales and marketing capabilities; and

•	unforeseen competitor developments which adversely affect our distribution channels.

We expect to continue to incur significant operating losses in the future as we continue our product development efforts, expand our marketing and sales activities and further develop our manufacturing capabilities. We may not ever successfully commercialize our products in development. We may never be able to achieve or maintain profitability in the future and our products may never be commercially accepted or generate sufficient product sales to fund operations.

If we fail to meet our obligations under a revenue sharing agreement, we may be required to repurchase from an investor its right to receive revenues on certain of our product sales, and the investor could foreclose on certain assets that are essential to our operations.

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Royalty. In this financing, we sold Paul Royalty a revenue interest and shares of our common stock. The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS Bone Graft Substitute, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum rate of 4.375% on that portion of product sales specifically related to VITOSS Bone Graft Substitute and CORTOSS Synthetic Cortical Bone if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. We do not currently expect that changes in the revenue interest percentage resulting from fluctuations in sales of products subject to the revenue interest will have a material effect on operating results for a period when considered relative to sales of the products for that period.

Throughout the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the contractually required advance payment of $1,000,000. Of the $1,000,000 paid to Paul Royalty, $642,850 was earned in 2003 and the balance of $357,150 was included in prepaid revenue interest expense on the consolidated balance sheet as of December 31, 2003. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, which was paid to Paul Royalty during February 2004, net of the $357,150 balance in prepaid revenue interest expense outstanding as of December 31, 2003. During the year ended December 31, 2004, $837,844 of revenue interest expense was earned by Paul Royalty. The prepaid balance of $262,154 was included in prepaid revenue interest expense on the consolidated balance sheet as of December 31, 2004. In January 2005, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000, which was paid to Paul Royalty during January 2005. Paul Royalty paid to us the $262,154 balance in prepaid revenue interest expense outstanding as of December 31, 2004. The amount of the advance payment remains $3,000,000 in each of the years 2006 through 2016. While we believe that we will have sufficient cash at the end of 2005 to make the required $3,000,000 advance payments to Paul Royalty during 2006, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2007 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS Bone Graft Substitute, CORTOSS and RHAKOSS, in North America and Europe, and the 12% revenue interest we pay to one of our wholly-owned subsidiaries, on the sales of our products (collectively, the “Pledged Assets”). We are also required to maintain:

•	cash and cash equivalent balances equal to or greater than the product of (i) 1.5 times (ii) total operating losses, net of non-cash charges, for the preceding fiscal quarter; and

•	total shareholders’ equity of at least $8,664,374; provided, however, that under the provisions of the agreement with Paul Royalty, when calculating shareholders’ equity for the purposes of the financial covenants, the revenue interest obligation is included in shareholders’ equity at its carrying value.

As of December 31, 2004, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest.

In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Paul Royalty’s right to require us to repurchase its revenue interest:

•	a judicial decision that has a material adverse effect on our business, operations, assets or financial condition;

•	the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments;

•	a voluntary or involuntary bankruptcy that involves us or one of our wholly owned subsidiaries;

•	our insolvency;

•	a change in control of our company; and

•	the breach of a representation, warranty or certification made by us in the agreements with Paul Royalty that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice of the breach from Paul Royalty.

In addition, our failure to maintain strategic reserve supplies of each significant single-source material used to manufacture VITOSS Bone Graft Substitute, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Paul Royalty. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of December 31, 2004, we would have owed Paul Royalty $20,993,264.

The repurchase price for Paul Royalty’s revenue interest as of a given date is calculated in three steps. First, a specified annual rate of return (not to exceed 45%) is applied to Paul Royalty’s $10,000,000 original purchase price from October 16, 2001 to the date of determination of the repurchase price. Second, the result obtained from the first step of the calculation is added to the original $10,000,000 purchase price. Third, the sum obtained from the second step of the calculation is reduced by the sum of $3,333,333 and the actual amount of revenue interest paid during the specified period.

If we were unable to repurchase the revenue interest upon a repurchase event, Paul Royalty could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Paul Royalty could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of the date of this filing. In the event that we repurchased Paul Royalty’s revenue interest, Paul Royalty would have no obligation to surrender the shares of our common stock that it had purchased as part of the revenue interests assignment transaction.

If we are unable to increase sales of our approved products, our operating results will be affected adversely.

Because several of our products have only been recently approved and launched, and the markets for our products are evolving, we cannot accurately predict either the future growth rate of product sales, if any, or the ultimate size of these markets. Certain factors that may limit our ability to increase sales include:

•	our dependence on the efforts of independent agents and distributors to promote the use of our products, over which we have limited control;

•	the introduction of new products into the market by other orthopedic companies based upon competing technologies;

•	our dependence on the continued publication of independent pre-clinical and clinical data to support the use of our products;

•	our need to train a sufficient number of surgeons to create demand for our products; and

•	the need for payors to authorize insurance reimbursement for procedures using our products.

Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. Surgeons will not use our products unless they determine, based on experience, clinical data and recommendations from other surgeons and mentors, that our products are safe and effective. Our products are based on new technologies that have not previously been used and compete with more established treatments currently accepted as the standards of care. The attributes of some of our products may require some changes in surgical techniques that have become standard within the medical community, and there may be resistance to change. Therefore, for these products, we must be able to convince surgeons who currently favor existing techniques to switch to new procedures that would facilitate use of our products. Many surgeons will not purchase our products until there is sufficient, long-term clinical evidence to convince them to alter their existing treatment methods. In addition, surgeons may be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement for our products. We believe our product sales to date have been made to a relatively small group of early adopting surgeons. Any failure to gain market acceptance of our products could result in lower sales and our inability to become profitable.

If we are unable to operate an effective sales and distribution network, our ability to generate sales and become profitable will be impaired.

We have assembled a field sales network of independent sales agencies and direct sales representatives in the U.S. in order to market VITOSS Bone Graft Substitute, VITAGEL and IMBIBE. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS Bone Graft Substitute, CORTOSS and ALIQUOT. We seek to strengthen our field sales network through the addition of direct sales representatives in those U.S. territories where we either do not have independent sales agency coverage or the territories are underserved. We are dependent upon our distributors, sales agencies and direct sales representatives for the sale of our products. Any failure to maintain and effectively manage our distribution network will impair our ability to generate additional sales and become profitable.

There can be no assurance that the distributors and agencies will perform their obligations in their respective territories as expected, or that we will continue to derive any revenue from these arrangements. We cannot assure that our interests will continue to coincide with those of our distributors and agencies. In addition, we cannot assure that our distributors and agencies will not develop independently, or with other companies, other competitive products.

The independent U.S. agencies selling VITOSS Bone Graft Substitute generally sell products from other orthopedic companies. A single agency may sell VITOSS Bone Graft Substitute, as well as hardware manufactured by other orthopedic companies consisting of metal plates, screws and titanium spinal cages, to end user hospitals. Our sales could be adversely affected if, for any reason, one or more of our successful agencies lost their hardware product line provided by other orthopedic companies. Additionally, our independent agencies may be unable or unwilling to carry or effectively sell VITOSS Bone Graft Substitute as a result of the introduction of new products into the market based upon other technologies that could compete with VITOSS Bone Graft Substitute. Our sales could be adversely affected if one or more of our successful agencies eliminated VITOSS Bone Graft Substitute from their product line for any other reason and terminated their agency arrangement with us. The complete product line represented by the distributors and agencies, including our products, is an important factor in the distributors’ or agencies’ ability to penetrate the market. Accordingly, our ability to penetrate the markets that we intend to serve is highly dependent upon the quality and breadth of the other product lines carried by our distribution network, the components of which may change from time to time, and over which we have little or no control.

Although we believe that we have fully built our sales management team, in an effort to further accelerate the growth of sales, we continue to add direct sales representatives to our organization for certain open or underserved territories in the U.S. The addition of direct sales representatives will increase our operating expenses. Furthermore, there is no assurance that adding direct sales representatives will improve sales or that our direct sales representatives will be successful in generating sufficient sales to cover the cost of supporting their sales activities. There is no assurance that we will be able to attract and retain qualified personnel to market or sell our products or that we will successfully implement this type of sales and distribution method.

The unapproved or “off-label” use of our products could adversely affect the reputation of our products.

The medical devices that we manufacture and market, or intend to market, are subject to extensive regulation by the FDA, the European Union Medical Devices Directive and other worldwide regulatory agencies. In order to market our products, we must apply for, receive and maintain all necessary regulatory approvals in each applicable jurisdiction for specified uses of the products. Under FDA regulations, we are only permitted to commercially distribute our products for approved indication(s) or use(s); failure to comply with these regulations may subject us to FDA enforcement.

We believe that there has been an unmet medical need for an injectable material for use in procedures done to repair vertebral compression fractures. In an attempt to address this need, we pursued clinical studies in Europe to demonstrate the safety of using our injectable product CORTOSS in this type of procedure. CORTOSS subsequently received CE Certification in January 2003 for use in repairing vertebral compression fractures. However, surgeons may have attempted to use CORTOSS “off-label” in procedures to repair vertebral compression fractures performed prior to the European Union’s approval of CORTOSS for this type of procedure. Furthermore, all surgeons have not been trained in the proper use of CORTOSS to repair vertical compression fractures since the European Union only recently approved the use of CORTOSS for that type of procedure. A surgeon who has not been properly trained to use CORTOSS in a procedure to repair vertebral compression fractures could pose a risk to the reputation of our CORTOSS product. The occurrence of an adverse event while using our product “off-label” could negatively affect the reputation of CORTOSS or any of our other products as well as us.

Our plan to assume manufacturing of VITAGEL may not be successful.

Angiotech intends to close their VITAGEL manufacturing facility during September 2005 and we will assume full manufacturing for the VITAGEL product in early 2006. In order to bridge the VITAGEL supply of product until our Orthovita facility is fully operational in early 2006, Angiotech must produce enough VITAGEL at their facility through September of 2005 to fulfill our sales forecast through the first half of 2006. We believe Angiotech will manufacture enough VITAGEL to supply our customers until our facility is operational in 2006.

If we do not successfully train a sufficient number of surgeons in the use of our products, demand for our products could be adversely affected.

It is critical to the commercial success of our products that our independent distributors, agents and direct sales representatives succeed in training a sufficient number of surgeons in the use of our products. This training requires a commitment of time and money by surgeons that they may be unwilling to give. Even if surgeons are willing, if they are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could damage our business and reduce product sales.

If health care providers cannot obtain third-party reimbursement for procedures using our products, or if such reimbursement is inadequate, we may never become profitable.

Successful sales of our products in the U.S. and other markets will depend on the availability of adequate reimbursement from third-party payors. Healthcare providers, such as hospitals and surgeons that purchase medical devices for treatment of their patients, generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance reimbursement plans are important factors in determining whether new products will be accepted. Healthcare providers may refuse to use our products if reimbursement is inadequate. We do not yet know how reimbursement will be handled for all of our products because some procedures that use our products are new and reimbursement policies regarding these procedures have not been finalized. Inadequate reimbursement by private insurance companies and government programs could prevent growth in, and even significantly reduce usage of, our products. Moreover, failure by hospitals and other users of our products to obtain coverage or reimbursement from third-party payors or changes in governmental and private third-party payors’ policies toward reimbursement for procedures employing our products would reduce demand for our products.

In addition, an increasing emphasis on managed care in the U.S. has placed, and we believe will continue to place, greater pressure on medical device pricing. Such pressures could have a material adverse effect on our ability to sell our products profitably.

We may need to raise additional capital. If we are unable to raise additional capital in the future, our product development could be limited and our long term viability may be threatened; however, if we raise additional capital, your percentage ownership as a shareholder of Orthovita will decrease and constraints could be placed on the operation of our business.

However, there are factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds including, without imitation:

•	unforeseen developments during our pre-clinical and clinical trials;

•	delays in the timing of receipt of required regulatory approvals;

•	unforeseen difficulties in operating an effective direct sales and distribution network;

•	unanticipated expenditures in research and product development or manufacturing activities;

•	delayed or lack of market acceptance of our products;

•	unanticipated expenditures in the acquisition and defense of intellectual property rights;

•	the failure to develop strategic alliances for the marketing of some of our products;

•	unforeseen changes in healthcare reimbursement for procedures using our products;

•	inability to increase sales of our approved products;

•	inability to train a sufficient number of surgeons in the use of our products to create demand for our products;

•	difficulties in maintaining commercial scale manufacturing capacity and capability;

•	unforeseen problems with our third-party manufacturers and service providers or with our specialty suppliers of certain raw materials;

•	unanticipated difficulties in operating in international markets;

•	inability to meet our obligations under a revenue sharing agreement;

•	the need to respond to technological changes and increased competition;

•	unforeseen problems in attracting and retaining qualified personnel to market our products;

•	enactment of new legislation or administrative regulation;

•	the application to our business of new court decisions and regulatory interpretations;

•	claims that might be brought in excess of our insurance coverage; any imposition of penalties for failure to comply with regulatory guidelines; or

•	management’s perception that uncertainties relating to these factors may be increasing.

In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product line through acquisitions or joint ventures. Any such acquisitions or joint ventures may increase our capital requirements.

While we have no immediate plans to do so, we may seek to obtain additional funds in the future through subsequent equity or debt financings, or strategic alliances with third parties, either alone or in conjunction with equity. These financings could result in substantial dilution to our shareholders or require debt service and/or revenue sharing arrangements. Any such financing may not be available or, if available, may only be available on unfavorable terms.

If adequate financing is not available, we may be required to delay, scale back or eliminate certain operations. In the worst case, our long-term viability would be threatened.

If we fail to obtain and maintain the regulatory approvals necessary to sell our products, sales could be delayed or never realized.

The jurisdictions in which we will seek to market our products will regulate these products as medical devices. In most circumstances, we and our distributors and agents must obtain regulatory approvals and otherwise comply with extensive regulations regarding safety, quality and efficacy standards. These regulations vary from country to country, and the regulatory review can be lengthy, expensive and uncertain. We may not obtain or maintain the regulatory approvals necessary to market our products in our targeted markets. Moreover, regulatory approvals that are obtained may involve significant restrictions on the anatomic sites and types of procedures for which our products can be used. In addition, we may be required to incur significant costs in obtaining or maintaining our regulatory approvals. If we do not obtain or maintain regulatory approvals to enable us to market our products in the U.S. or elsewhere, or if the approvals are subject to significant restrictions, we may never generate significant revenues. The regulatory requirements in some of the jurisdictions where we currently market or intend to market our products are summarized below.

United States

Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. To date, we have received 510(k) clearance from the FDA to market our VITOSS Bone Graft Substitute and IMBIBE labels. During 2002 and 2003, we received approval from the FDA to conduct two pilot clinical studies in the United States for the use of CORTOSS in vertebral augmentation. There can be no assurance that the data from these clinical trials will support FDA clearance or approval to market this product for the designated use.

We are currently manufacturing VITOSS Bone Graft Substitute and CORTOSS in the U.S., distributing VITOSS Bone Graft Substitute, VITAGEL and IMBIBE in the U.S., and distributing VITOSS Bone Graft Substitute, CORTOSS and ALIQUOT outside the U.S. We are manufacturing IMBIBE and ALIQUOT in the U.S. through outside third-party contract manufacturers. In addition, during March 2003, we entered into an agreement with Kensey whereby, for a period of seven years, Kensey will have the exclusive right to manufacture any approved jointly developed products under the agreement, including the VITOSS FOAM product platform. In March 2005, the initial term of the agreement was extended by amendment for an additional three years. VITAGEL and CELLPAKER will be manufactured by Angiotech under a June 2004 agreement until such time as we have completed the assumption of oversight and management for the manufacturing of such products.

VITOSS Bone Graft Substitute, as well as any other products that we manufacture or distribute following their approval by the FDA, will be subject to extensive regulation by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may impose severe limitations on the use of the product. Moreover, modifications to the approved or cleared product may require the submission of a new 510(k) notification or premarket approval application or premarket application supplement. We may not be successful in obtaining approval to market the modified product in a timely manner, if at all. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

European Union and Other International Markets

General. International sales of medical devices are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our products in markets outside the United States will be subject to regulatory clearances in those jurisdictions. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by foreign government authorities is uncertain and can be expensive. Our ability to market our products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

Requirement of CE Certification in the European Union. To market a product in the European Union, we must be entitled to affix a CE Certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE Certification enables us to market a product in all of the countries of the European Union, as well as in other countries, such as Switzerland and Israel, that have adopted the European Union’s regulatory standards. To date, we have received a CE Certification for the use of VITOSS Bone Graft Substitute as a bone void filler and for the use of CORTOSS in screw augmentation and vertebral augmentation procedures. There can be no assurance that we will receive CE Certifications for CORTOSS for any other indications for use or that we will receive CE Certifications for other products.

If we do not manage commercial scale manufacturing capability and capacity for our products in compliance with regulatory requirements and in a cost-effective manner, our product sales may suffer.

Our VITOSS Bone Graft Substitute and CORTOSS Synthetic Cortical Bone manufacturing facilities produce commercial products and are currently certified as meeting the requirements of ISO 9001: 2000 for the period March 23, 2004 through March 22, 2007 and European Norm 13485 for the period July 1, 2003 through July 1, 2006, and are subject to inspection by the FDA for compliance with FDA device manufacture requirements. In addition to the need for regulatory approval in the U.S. for CORTOSS, in order to commercialize CORTOSS in the U.S., its manufacturing facility and quality assurance system must first pass inspection by the FDA.

Our product sales depend upon, among other things, our ability to manufacture our products in commercial quantities, in compliance with regulatory requirements and in a cost-effective manner. The manufacture of our products is subject to regulation and periodic inspection by the FDA and other regulatory bodies for compliance with quality standards. There can be no assurance that the regulatory authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in meeting the applicable standards and request or seek remedial action.

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

We are dependent on a limited number of specialty suppliers of certain raw materials.

Our ability to manufacture VITOSS Bone Graft Substitute and CORTOSS and to have VITOSS FOAM and VITAGEL manufactured for us is dependent on a limited number of specialty suppliers of certain raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Moreover, our failure to maintain strategic reserve supplies of each significant single-sourced material used to manufacture VITOSS Bone Graft Substitute, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Paul Capital Royalty Acquisition Fund, L.P. Although we believe that we maintain good relationships with our suppliers, there can be no guarantee that such supplies and services will continue to be available with respect to our current and future commercialized products.

We are dependent on Kensey and other third-party manufacturers for the supply of products that we may sell.

We are manufacturing IMBIBE and ALIQUOT through outside third-party contract manufacturers. Our third-party manufacturers are either ISO 9001 certified or meet our quality system requirements. In addition, during March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based spine products. The new products that may be developed under this agreement will be based on our proprietary VITOSS Bone Graft Substitute in combination with biomaterials proprietary to Kensey. Kensey will have the exclusive right to manufacture any such approved jointly developed products under the agreement for a period of seven years. In March 2005, the initial term of the agreement was extended by amendment for an additional three years. Such jointly developed products comprised 42% of our total product sales for 2004 and we anticipate this percentage to increase for 2005. There can be no guarantee these third-party manufacturers will continue to provide such supplies and services with respect to our current and future commercialized products.

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

VITOSS Bone Graft Substitute, IMBIBE, CORTOSS and ALIQUOT are currently our only products for which we have received regulatory approvals for sale. VITOSS Bone Graft Substitute is cleared for sale in the U.S. and the European Union. IMBIBE is cleared for sale in the U.S. CORTOSS and ALIQUOT are cleared for sale in the European Union. In addition, we obtained distribution rights to VITAGEL and CELLPAKER in June 2004 and launched that product in the U.S. in January 2005. Future levels of VITOSS Bone Graft Substitute, VITAGEL, CORTOSS, ALIQUOT, CELLPAKER and IMBIBE product sales are difficult to predict. VITOSS Bone Graft Substitute product sales to date may not be indicative of future sales levels. VITOSS Bone Graft Substitute, CORTOSS and ALIQUOT sales levels in Europe may fluctuate due to the timing of any distributor stocking orders and VITOSS Bone Graft Substitute, VITAGEL, IMBIBE and CELLPAKER sales levels may fluctuate in the U.S. due to the timing of orders from hospitals. Our results of operations may fluctuate significantly in the future as a result of a number of additional factors, many of which are outside of our control. These factors include, but are not limited to:

•	the timing of governmental approvals for our products and our competitors’ products;

•	unanticipated events associated with clinical and pre-clinical trials of our products;

•	the medical community’s acceptance of our products;

•	the timing in obtaining adequate third-party reimbursement of our products;

•	the success of competitive products;

•	our ability to enter into strategic alliances with other companies;

•	expenses associated with development and protection of intellectual property matters;

•	establishment of commercial scale manufacturing capabilities;

•	events affecting logistics and elective surgery trends;

•	the timing of expenses related to commercialization of new products;

•	competitive disruptions to our distribution channels; and

•	the adequate training of a sufficient number of surgeons in the use of our products.

The results of our operations may fluctuate significantly from quarter to quarter and may not meet expectations of securities analysts and investors. This may cause our stock price to be volatile.

Our business will be damaged if we are unable to protect our proprietary rights to our products, and we may be subject to intellectual property infringement claims by others.

We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these measures afford only limited protection and may not adequately protect our rights. For example, our patents may be challenged, invalidated or circumvented by third parties. As of December 31, 2004, we own or control twelve issued U.S. patents and sixteen pending patent applications in the U.S., and several counterparts of certain of these patents and pending patent applications worldwide, including Canada, Europe, Mexico and

Japan. There can be no assurance that patents will issue from any of the pending patent applications. Moreover, we cannot be certain that we were the first creator of inventions covered by pending patent applications or we were the first to file patent applications for the relevant inventions for the following reasons:

•	patent applications filed prior to December 2000 in the U.S. are maintained in secrecy until issued;

•	patent applications filed after November 2000 in the U.S. are maintained in secrecy until eighteen months from the date of filing; and

•	the publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries.

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

Extensive research efforts and rapid technological change characterize the market for products in the orthopedic market. We anticipate that we will face intense competition from medical device, medical products and pharmaceutical companies. For instance, several PMMA bone cement received 510(k) clearance in 2004 for vertebral augmentation of VCFs. Further, in 2004, the spinal bone grafting market saw the introduction of total disk replacement devices (TDRs) as treatment alternative for degenerative disk disease designed to preserve the motion of the vertebrae of the spine. Our products could be rendered noncompetitive or obsolete by these and other competitors’ technological advances. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. These competitors may be in the process of seeking FDA or other regulatory approvals, or patent protection, for competitive products. Our competitors could, therefore, commercialize competing products in advance of our products. They may also enjoy substantial advantages over us in terms of:

•	research and development expertise;

•	experience in conducting clinical trials;

•	experience in regulatory matters;

•	manufacturing efficiency;

•	name recognition;

•	sales and marketing expertise;

•	established distribution channels; and

•	established relationships with health care providers and payors.

These advantages may adversely affect our plans for market acceptance of our products.

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

Provisions of Pennsylvania law or our Articles of Incorporation may deter a third-party from seeking to obtain control of us or may affect your rights as a shareholder.

Certain provisions of Pennsylvania law could make it more difficult for a third-party to acquire us, or could discourage a third-party from attempting to acquire us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, our Articles of Incorporation enable our board of directors to issue up to 20,000,000 shares of preferred stock having rights, privileges and preferences as are determined by the board of directors. Accordingly, our board is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of our common shareholders. For example, an issuance of preferred stock could:

•	adversely affect the voting power of the common shareholders;

•	make it more difficult for a third-party to gain control of us;

•	discourage bids for our common stock at a premium; or

•	otherwise adversely affect the market price of the common stock.

Our board previously designated 1,900 shares of preferred stock as Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, of which 117 shares are issued and outstanding as of December 31, 2004. However, holders of the outstanding shares of our Series A Stock are not currently entitled to vote these shares and will not be able to vote them until automatically converted into 685,817 shares of common stock in accordance with the terms of the Series A Preferred Stock, and they have no rights superior to those of holders of our common stock. The rights of the Series A Preferred Stock are described in our Current Report on Form 8-K filed with the Commission on July 8, 2003.

We may issue additional shares of our authorized preferred stock at any time.

We do not intend to pay any cash dividends to our common shareholders.

We have never declared nor paid dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not intend to pay any cash dividends on our common stock in the foreseeable future.

Our stock price may be volatile.

Our stock price, like that of many small cap medical technology companies, may be volatile. In general, equity markets, including Nasdaq, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. The following factors could also cause our stock price to be volatile or decrease:

•	fluctuations in our results of operations;

•	under-performance in relation to analysts’ estimates or financial guidance provided by us;

•	changes in the financial guidance we provide to the investment community;

•	changes in stock market analyst recommendations regarding our stock;

•	announcements of technological innovations or new products by us or our competitors;

•	issues in establishing commercial scale manufacturing capabilities;

•	disruptions with our third-party manufacturers for the supply of certain products that we may sell;

•	unanticipated events associated with clinical and pre-clinical trials;

•	FDA and international regulatory actions regarding us or our competitors;

•	determinations by governments and insurance companies regarding reimbursement for medical procedures using our or our competitors’ products;

•	the medical community’s acceptance of our products;

•	product sales growth rates;

•	difficulties in establishing and expanding our distribution channels;

•	disruptions to our distribution channels as a result of competitive market changes;

•	product recalls;

•	developments with respect to patents or proprietary rights;

•	public concern as to the safety of products developed by us or by others;

•	changes in health care policy in the United States and internationally;

•	acquisitions or strategic alliances by us or our competitors;

•	business conditions affecting other medical device companies or the medical device industry generally; and

•	general market conditions, particularly for companies with small market capitalizations.

If we are sued in a product liability action, we could be forced to pay substantial damages and the attention of our management team may be diverted from operating our business.

We manufacture medical devices that are used on patients in surgery, and we may be subject to a product liability lawsuit. In particular, the market for spine products has a history of product liability litigation. Under certain of our agreements with our distributors and sales agencies, we indemnify the distributor or sales agency from product liability claims. Any product liability claim brought against us, whether meritorious or not, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $10 million, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we may decide not to carry this insurance. Even a meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could result in the diversion of management’s attention from our core business. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.

Our business could suffer if we cannot attract and retain the services of key employees.

We depend substantially upon the continued service and performance of our existing executive officers. We rely on key personnel in formulating and implementing our product research, development and commercialization strategies. Our success will depend in large part on our ability to attract and retain highly skilled employees. We compete for such personnel with other companies, academic institutions, government entities and other organizations. We may not be successful in hiring or retaining qualified personnel. If one or more of our key employees resigns, the loss of that employee could harm our business. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees, despite our use of confidentiality agreements.

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

As of December 31, 2004, our total exposure to foreign currency risk in U.S. dollar terms was approximately $1,907,000, or 4.0%, of our total assets. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $191,000 at December 31, 2004.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term and long-term investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of December 31, 2004, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. As of December 31, 2003, our investments consisted primarily of fully insured bank certificates of deposit. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Management’s Report on Internal Control Over Financial Reporting

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

Management is responsible for the integrity and objectivity of the financial information included in this report. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Where necessary, the consolidated financial statements reflect estimates based on management judgment.

Management has established and maintains a system of internal accounting and other controls for the Company. This system and its established accounting procedures and related controls are designed to provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, that policies and procedures are implemented by qualified personnel, and that published financial statements are properly prepared and fairly presented.

Antony Koblish	Joseph M. Paiva
Chief Executive Officer	Chief Financial Officer

March 15, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Orthovita, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Orthovita, Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Orthovita, Inc.’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee and the Board of Directors. As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, have audited management’s assessment of the Company’s internal control over financial reporting. Their report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting appears below.

Antony Koblish	Joseph M. Paiva
Chief Executive Officer	Chief Financial Officer

March 15, 2005

(c) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Orthovita, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orthovita, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Orthovita, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Orthovita, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthovita, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 15, 2005

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 of Form 10-K not contained in this annual report on Form 10-K will be set forth under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1	Amended and Restated Articles of Incorporation of the Company (3)

3.2	Amended and Restated Bylaws of the Company, as amended (15)

4.1	Specimen of Common Stock Certificate of the Company (6)

4.2	Statement of Designation of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (11)

4.3	Registration Rights Agreement dated August 22, 2000 among the Company, Brown Simpson Partners I, Ltd., Janney Montgomery Scott LLC, Emerging Growth Equities, Ltd. and VFT Special Ventures Ltd. (4)

4.7	Investor Rights Agreement dated as of July 19, 2002 between the Company and the other parties named therein. (11)

4.8	Warrant to Purchase Shares of Common Stock dated as of November 3, 1999 in favor of Progress Capital, Inc. (6)

4.9	Warrant to Purchase 31,779 Shares of Common Stock dated August 22, 2000 in favor of Janney Montgomery Scott LLC (4)

4.10	Warrant to Purchase 31,780 Shares of Common Stock dated August 22, 2000 in favor of VFT Special Ventures Ltd. (4)

4.15	Warrant to Purchase 50,000 Shares of Common Stock dated October 23, 2001 in favor of Tucker Anthony Incorporated (7)

4.17	Form of Warrant issued to the Designees of Placement Agent SmallCaps Online Group, LLC (11)

*10.1	Employment Letter dated as of March 12, 1999 by and between the Company and Dr. Maarten Persenaire (14)

*10.2	Employment Agreement dated as of December 31, 1999 by and between the Company and David Joseph (6)

*10.3	Addendum to Employment Agreement dated as of January 1, 2002 between the Company and David S. Joseph (7)

*10.4	Employment Agreement dated as of January 1, 2002 by and between the Company and Erik M. Erbe (7)

*10.5	Employment Agreement, dated as of May 10, 2002 by and between the Company and Erik M. Erbe (10)

*10.6	Employment Agreement, dated as of May 10, 2002 by and between the Company and Antony Koblish (10)

*10.7	Employment Agreement, dated as of May 10, 2002 by and between the Company and Joseph M. Paiva (10)

10.8	Change of Control Agreement, dated as of April 23, 2001 between the Company and David McIlhenny (14)

*10.9	1993 Stock Option Plan (3)

*10.10	Amended and Restated 1997 Equity Compensation Plan (13)

10.11	Amended and Restated Employee Stock Purchase Plan (3)

10.12	Master Equipment Lease Agreement dated as of July 11, 1997 between the Company and Finova Technology Finance, Inc. (2)

10.13	Amendment to the Master Equipment Lease Agreement dated as of April 15, 1999 between the Company and Finova Technology Finance, Inc. (5)

10.14	Revenue Interests Assignment Agreement dated as of October 16, 2001 among Vita Special Purpose Corp., the Company and Paul Capital Royalty Acquisition Fund, L.P. (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2)(9)

10.15	Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated March 22, 2002 among the Company, Paul Capital Royalty Acquisition Fund, L.P. and Vita Special Purpose Corp. (7)

10.16	Assignment dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.17	Security Agreement dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.18	Pledge Agreement dated as of October 16, 2001 between Vita Licensing, Inc. and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.19	Stock Purchase Agreement dated as of October 16, 2001 between the Company and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.20	Third Amendment to Line of Credit, Term Loan and Security Agreement dated October 25, 2000 between the Company and Progress Bank (6)

10.21	Capital Expenditure Loan Note dated October 25, 2000 between the Company and Progress Bank (6)

10.32	Preferred Stock and Warrant Purchase Agreement dated as of July 19, 2002 between the Company and the Purchasers named therein. (12)

10.33	Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (14)

10.34	Form of Promissory Note relating to Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (14)

21.1	Subsidiaries (14)

23.1	Consent of KPMG LLP (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on May 1, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on June 15, 1998 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-47386) filed on October 5, 2000 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 13, 2001 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on November 27, 2001 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2002 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 23, 2002 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Amendment to the Company’s Current Report on Form 8-K filed on July 31, 2002 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2003 and incorporated herein by reference.

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
Date: March 15, 2005
	By:	ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
ANTONY KOBLISH Antony Koblish	Chief Executive Officer, President and Director (principal executive officer)	March 15, 2005

DAVID FITZGERALD David Fitzgerald	Chairman	March 15, 2005

JOSEPH M. PAIVA Joseph M. Paiva	Chief Financial Officer (principal financial and accounting officer)	March 15, 2005

MORRIS CHESTON, JR. Morris Cheston, Jr.	Director	March 15, 2005

ROBERT M. LEVANDE Robert M. Levande	Director	March 15, 2005

MARY E. PAETZOLD Mary E. Paetzold	Director	March 15, 2005

RUSSELL B. WHITMAN Russell B. Whitman	Director	March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited the accompanying consolidated balance sheets of Orthovita, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orthovita, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Orthovita, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 15, 2005

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,831,544	$20,464,350
Short-term investments	15,833,552	1,998,000
Accounts receivable, net of allowance for doubtful accounts of $75,681 and $150,000, respectively	4,498,049	2,658,353
Inventories	8,998,361	3,603,134
Prepaid revenue interest expense	262,154	357,150
Other current assets	535,348	57,495

Total current assets	39,959,008	29,138,482

Property And Equipment, Net	4,606,287	4,361,729
Long-Term Investments	3,039,485	—
Other Assets	407,181	50,352

TOTAL ASSETS	$48,011,961	$33,550,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$456,024	$352,487
Current portion of capital lease obligations	28,648	73,499
Accounts payable	1,939,459	1,331,431
Accrued compensation and related expenses	1,240,825	1,053,111
Other accrued expenses	1,997,843	1,221,517

Total current liabilities	5,662,799	4,032,045

LONG-TERM LIABILITIES:
Other long-term liabilities	165,704	104,880
Notes payable	459,783	394,188
Capital lease obligations	32,093	58,488
Revenue interest obligation	7,167,700	7,167,700

Total long-term liabilities	7,825,280	7,725,256

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, 20,000,000 shares authorized designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, $.01 par value, 2,000 shares authorized, 117 and 307 shares issued and outstanding	1	3
Common Stock, $.01 par value, 100,000,000 shares authorized, 47,146,232 and 39,921,712 shares issued and outstanding	471,462	399,217
Additional paid-in capital	138,797,392	113,059,329
Accumulated deficit	(105,210,794)	(92,012,770)
Accumulated other comprehensive income	465,821	347,483

Total shareholders’ equity	34,523,882	21,793,262

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,011,961	$33,550,563

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004	2003	2002
PRODUCT SALES	$24,661,382	$15,468,621	$10,379,205
COST OF SALES	7,758,892	2,637,472	1,578,765

Gross profit	16,902,490	12,831,149	8,800,440

OPERATING EXPENSES:
General and administrative	5,595,049	4,243,108	5,640,465
Selling and marketing	18,187,113	12,178,503	8,870,748
Research and development	5,657,349	4,830,970	5,664,872

Total operating expenses	29,439,511	21,252,581	20,176,085

Operating loss	(12,537,021)	(8,421,432)	(11,375,645)

INTEREST EXPENSE	(120,230)	(89,685)	(79,490)
REVENUE INTEREST EXPENSE	(837,844)	(642,850)	(386,893)
INTEREST INCOME	297,071	152,511	172,084

NET LOSS	$(13,198,024)	$(9,001,456)	$(11,669,944)

DIVIDENDS PAID ON PREFERRED STOCK	—	268,521	423,618
DEEMED DIVIDENDS ON PREFERRED STOCK	—	850,869	8,198,840

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(13,198,024)	$(10,120,846)	$(20,292,402)

NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS, BASIC AND DILUTED	$(0.29)	$(0.33)	$(1.00)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	44,752,353	30,942,390	20,223,182

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2001	$—	$208,745	$74,066,082	$(61,599,522)	$(4,864)		$12,670,441
Exercise of Common Stock options to purchase 35,000 shares of Common Stock and 22,824 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	578	80,057	—	—	—	80,635
Issuance of 37,835 shares of Common Stock for services	—	378	69,620	—	—	—	69,998
Issuance of Common Stock options and warrants for services	—	—	326,093	—	—	—	326,093
Sale of 1,900 shares of Series A Preferred Stock and warrants, net	19	—	17,337,331	—	—	—	17,337,350
Adjustment to issuance of Common Stock under restricted stock award	—	(162)	(97,338)	—	—	—	(97,500)
Retirement of 860,882 treasury shares	—	(8,608)	(1,936,985)	—	—	—	(1,945,593)

Comprehensive loss:

Net loss	—	—	—	(11,669,944)	—	$(11,669,944)	(11,669,944)
Dividends paid in Common Stock (146,311 shares)	—	1,463	422,155	(423,618)	—	(423,618)	—
Deemed dividends on Series A Preferred Stock	—	—	8,198,840	(8,198,840)	—	(8,198,840)	—
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	286,333	286,333	286,333

Comprehensive loss	—	—	—	—	—	$(20,006,069)	—

BALANCE, DECEMBER 31, 2002	19	202,394	98,465,855	(81,891,924)	281,469		17,057,813
Exercise of Common Stock options and warrants to purchase 139,250 shares of Common Stock and 16,641 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	1,559	300,689	—	—	—	302,248
Issuance of 25,000 shares of Common Stock for services	—	250	92,750	—	—	—	93,000
Issuance of Common Stock options and warrants for services	—	—	1,007,262	—	—	—	1,007,262
Conversion of 1,593 shares of Series A Preferred Stock into 9,337,629 shares of Common Stock	(16)	93,376	(93,360)	—	—	—	—
Redemption of warrants in exchange of issuance of 5,186,681 shares of Common Stock	—	51,867	(51,867)	—	—	—	—
Series A Preferred Stock issuance costs	—	—	(124,404)	—	—	—	(124,404)
Sale of 4,892,856 shares of Common Stock and warrants, net	—	48,928	12,343,857	—	—	—	12,392,785
Comprehensive loss:
Net loss	—	—	—	(9,001,456)	—	$(9,001,456)	(9,001,456)
Dividends paid in Common Stock (84,281 shares)	—	843	267,678	(268,521)	—	(268,521)	—
Deemed dividends on Series A Preferred Stock	—	—	850,869	(850,869)	—	(850,869)	—
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	66,014	66,014	66,014

Comprehensive loss	—	—	—	—		$(10,054,832)	—

BALANCE, DECEMBER 31, 2003	3	399,217	113,059,329	(92,012,770)	347,483		21,793,262
Exercise of Common Stock options and warrants to purchase 393,167 shares of Common Stock and 25,387 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	4,186	1,289,169	—	—	—	1,293,355
Issuance of 10,434 shares of Common Stock for services	—	104	47,694	—	—	—	47,798
Issuance of Common Stock options and warrants for services	—	—	439,068	—	—	—	439,068
Modification to terms of incentive stock options for services	—	—	16,477	—	—	—	16,477
Conversion of 190 shares of Series A Preferred Stock into 1,113,714 shares of Common Stock	(2)	11,137	(11,135)	—	—	—	—
Series A Preferred Stock issuance costs	—	—	(10,767)	—	—	—	(10,767)
Sale of 5,681,818 shares of Common Stock	—	56,818	23,967,557	—	—	—	24,024,375
Comprehensive loss:
Net loss	—	—	—	(13,198,024)	—	$(13,198,024)	(13,198,024)
Other comprehensive loss:
Unrealized loss on investments	—	—	—	—	(30,500)	(30,500)	(30,500)
Currency translation adjustment	—	—	—	—	148,838	148,838	148,838

Comprehensive loss	—	—	—	—	—	$(13,079,686)	—

BALANCE, DECEMBER 31, 2004	$1	$471,462	$138,797,392	$(105,210,794)	$465,821		$34,523,882

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
OPERATING ACTIVITIES:
Net loss	$(13,198,024)	$(9,001,456)	$(11,669,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,189,957	1,146,178	1,171,439
Common stock issued for services rendered	47,798	93,000	69,998
Common stock options and warrants issued for services	439,068	1,007,262	326,093
Modification to terms of incentive stock options for services	16,477	—	—
Provision for doubtful accounts	—	110,000	20,000
Loss on disposal of property and equipment	—	23,592	4,473
(Increase) decrease in -
Accounts receivable	(1,839,696)	(1,147,115)	(657,771)
Inventories	(5,395,227)	(732,792)	(1,264,009)
Prepaid revenue interest expense	94,996	(357,150)	—
Other current assets	(477,853)	(3,591)	71,118
Other assets	(356,829)	44,531	63,228
Increase (decrease) in -
Accounts payable	608,028	654,750	(333,742)
Other long-term liabilities	60,824	31,989	10,891
Other accrued expenses	964,040	(282,745)	1,044,940

Net cash used in operating activities	(17,846,441)	(8,413,547)	(11,143,286)

INVESTING ACTIVITIES:
Purchase of investments	(18,928,019)	—	(3,992,000)
Proceeds from sale of investments	1,998,000	1,994,000	—
Purchases of property and equipment	(1,424,513)	(635,027)	(514,031)
Proceeds from sale of property and equipment	14,480	—	—

Net cash (used in) provided by investing activities	(18,340,052)	1,358,973	(4,506,031)

FINANCING ACTIVITIES:
Proceeds from notes payable	537,974	292,293	788,380
Repayment of notes payable	(368,842)	(250,801)	(83,197)
Repayments of capital lease obligations	(71,246)	(334,479)	(491,473)
Proceeds from exercise of common stock options and warrants and common stock purchased under the Employee Stock Purchase Plan	1,293,355	302,248	80,635
Proceeds from sale of Common Stock and warrants, net	24,024,375	12,392,785	—
(Costs of) proceeds from sale of Common and Preferred Stock and warrants	(10,767)	(124,404)	17,337,350

Net cash provided by financing activities	25,404,849	12,277,642	17,631,695

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	148,838	66,014	286,333

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,632,806)	5,289,082	2,268,711

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,464,350	15,175,268	12,906,557

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,831,544	$20,464,350	$15,175,268

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

Orthovita, Inc. and subsidiaries (the “Company”) is a biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. We develop and market synthetic-based biomaterial products for use in spine surgery, the repair of osteoporotic fractures, and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. Our products are used in the regeneration of bone and soft-tissues. We also distribute products, which compliment our biomaterial platforms.

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market, and VITAGEL™ Surgical Hemostat, which is a matrix for soft-tissue healing. Our longer-term U.S. clinical development program is focused on our CORTOSS® Synthetic Cortical Bone technology platform, which is designed for injection into osteoporotic spines to treat vertebral compression fractures. We work jointly with Kensey Nash Corporation (“Kensey”) and Angiotech Pharmaceuticals, Inc. (“Angiotech”) (a shareholder of the Company) to develop and/or market novel synthetic-based biomaterial products and continue to pursue similar relationships with other leaders in biomaterials.

In the U.S., we have assembled a field sales network of direct sales representatives and independent sales agencies in order to market VITOSS, VITAGEL and IMBIBE® Bone Marrow Aspirate Device. Outside of the U.S., we primarily utilize a network of independent, stocking distributors to market VITOSS, CORTOSS, and ALIQUOT® Micro Delivery System.

In June 2004, we entered into an agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis® (re-branded as VITAGEL Surgical Hemostat), a composite liquid hemostat, and the CELLPAKER® plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products.

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products. The new products to be developed under this agreement will be based on our proprietary VITOSS material in combination with proprietary resorbable Kensey biomaterials. Following the regulatory clearance of a new product under the agreement, we have obligations to pay Kensey for manufacturing the product, achieve minimum sales levels in the first two years following commercialization of the first approved product under this agreement, and make royalty payments to Kensey based on the net sales of such product.

2. Summary of Significant Accounting Policies:

Preparation of Financial Statements and Use of Estimates

The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly owned subsidiaries. We have eliminated all intercompany balances in consolidation.

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock and Common Stock options and warrants. As of December 31, 2004 and 2003, 117 and 307 shares, respectively, of outstanding Preferred Stock were assumed converted into 685,817 and 1,799,531 shares of Common Stock, respectively, for the basic and diluted net loss per common share calculation as these shares will automatically convert to Common Stock when the beneficial ownership limitation lapses (see Note 10). However, Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the years ended December 31, 2004, 2003 and 2002 since they were anti-dilutive due to our losses.

Revenue Recognition

In the U.S., product sales revenue is recognized upon either receipt of documentation from the customer indicating their consumption of product from consigned inventory or shipment of purchased product to the customer. Outside the U.S., revenue from product sales is primarily recognized upon receipt of our product by our independent, stocking distributors. We do not allow product returns or exchanges. We have no post-shipment obligations to our customers. Both our U.S. customers and our independent stocking distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and sales discounts are not offered. Revenue is not recognized until persuasive evidence of an arrangement exists, performance has occurred, the sales price is fixed or determinable and collection is probable.

Allowance for Doubtful Accounts

We maintain an accounts receivable allowance for an estimated amount of losses that may result from a customer’s failure to pay for product purchased. We analyze accounts receivable and historical bad debts, customer concentrations and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”). The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the “revenue interest obligation” of $1,945,593, which made the balance of the revenue interest obligation $7,167,700 as of December 31, 2004 and 2003.

The products that are subject to the revenue interest have been approved and marketed for less than three years or are still under development. For these reasons, as of December 31, 2004 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense for the revenue interest due to Paul

Royalty as revenues subject to the revenue interest obligation are recognized (see Note 6). Revenue interest expense of $837,844, $642,850 and $386,893 has been recorded for the years ended December 31, 2004, 2003 and 2002, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

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

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For the years ended December 31, 2004, 2003 and 2002, we recorded $439,068, $689,762, and $326,093, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For options granted to employees, SFAS No. 123 allows a company to either record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value in the financial statement footnotes. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25 and disclose the SFAS No. 123 fair value.

The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock option grants in each period.

	Year ended December 31
	2004	2003	2002
Net loss applicable to common shareholders:
As reported	$(13,198,024)	$(10,120,846)	$(20,292,402)
Less: stock-based employee compensation expense included in reported net loss	16,477	—	—
Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(3,540,632)	(1,785,962)	(1,356,561)

Pro forma	$(16,722,179)	$(11,906,808)	$(21,648,963)

Basic and diluted net loss per share:
As reported	$(0.29)	$(0.33)	$(1.00)

Pro forma	$(0.37)	$(0.38)	$(1.07)

Pro forma financial information required by SFAS No. 123 has been determined as if we had accounted for all outstanding and unvested stock option grants using the Black-Scholes fair value option pricing model with the following weighted average assumptions for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Weighted average fair value of options granted	$2.54	$2.58	$1.95
Risk-free interest rate	2.90%	2.84%	3.81%
Volatility	86%	94%	94%
Dividend yield	Zero	Zero	Zero
Expected life	6 years	6 years	6 years

The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases (See “ Recent Accounting Pronouncements” for information regarding SFAS No. 123R).

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

Supplemental Cash Flow Information

During 2004, 2003 and 2002, respectively, we issued options and/or warrants for the purchase of 129,250, 354,100 and 273,850 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $439,068, $1,007,262 and $326,093, respectively.

During 2004, we modified the terms of certain incentive stock option agreements in consideration for services valued at $16,477.

In addition during 2003 and 2002, we issued an aggregate 84,281 and 146,311 shares, respectively, of our Common Stock valued at $268,521 and $423,618, respectively, as payment of dividends to our Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (“Series A Preferred Stock”) shareholders (see Note 10).

In 2004 and 2003, we issued 10,434 and 25,000 shares of Common Stock, respectively, valued at $47,798 and $93,000, respectively, pursuant to a clinical assessment agreement, and in 2002, we issued 37,835 shares of Common Stock valued at $69,998 to our non-employee directors in consideration for their services.

In 2002, we incurred capital lease obligations of $125,000.

In 2004, 2003 and 2002, cash paid for interest expense and revenue interest expense was $933,592, $732,535 and $466,383, respectively. The Company paid no income taxes in 2004, 2003 and 2002.

In 2002, pursuant to a product development and equity financing, 860,882 shares of our Common Stock were surrendered to us. The value of the surrendered shares of our Common Stock on March 22, 2002 was $2.26 per share, or $1,945,593 in the aggregate (see Note 6).

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is interim and annual periods beginning after June 15, 2005. Historically, we have elected to follow the intrinsic value method in accounting for our employee stock options. Accordingly, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Upon the adoption of SFAS No. 123R, we will be required to expense stock options in our Consolidated Statements of Operations when they are granted. We estimate that the effect on net loss and loss per share in the periods following adoption of SFAS No. 123R will be consistent with our proforma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. However, the actual effect on net loss and loss per share will vary depending upon the number of grants of options in 2005 compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company for inventory costs incurred on or after January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial statements.

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

The Company adopted Interpretation No. 46-R in March 2004.

The adoption of Interpretation No. 46-R did not have any impact on our financial statements.

Reclassifications

Certain amounts from prior years have been reclassified to conform with the 2004 presentation.

3. Cash, Cash Equivalents and Investments:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of December 31, 2004 and 2003, cash, cash equivalents and investments consisted of the following:

	Gross Unrealized
	Book Value	Gains	Losses	Fair Market Value
December 31, 2004:
Cash and cash equivalents	$9,831,544	$—	$—	$9,831,544
Short-term investments: due in less than one year	15,857,774	834	(25,056)	15,833,552
Long-term investments: due in one to two years	3,045,763	27	(6,305)	3,039,485
	$28,735,081	$861	$(31,361)	$28,704,581
December 31, 2003:
Cash and cash equivalents	$20,464,350	$—	$—	$20,464,350
Short-term investments: certificates of deposit due in less than one year	1,998,000	—	—	1,998,000
	$22,462,350	—	—	$22,462,350

Amortization expense related to long-term investments was $24,482 for the year ended December 31, 2004.

4. Inventories:

As of December 31, 2004 and 2003, inventories consisted of the following:

	December 31
	2004	2003
Raw materials	$504,217	$197,016
Work-in-process	3,414,068	1,784,789
Finished goods	5,080,076	1,621,329

	$8,998,361	$3,603,134

The increase in inventories from 2003 to 2004 has primarily been a result of production of inventory to support the multiple commercial launches of new product configurations under our VITOSS FOAM product platform. For the year ended December 31, 2004 and December 31, 2003, inventories include a provision of $1,590,856 and $300,233, respectively, to write down inventory to its net realizable value.

5. Property and Equipment:

As of December 31, 2004 and 2003, property and equipment consisted of the following:

	December 31
	2004	2003
Machinery and equipment	$4,723,545	$4,040,995
Furniture and computer, sales, marketing and office equipment	2,408,181	2,111,474
Leasehold improvements	4,460,991	4,130,470

	11,592,717	10,282,939
Less – Accumulated depreciation and amortization	(6,986,430)	(5,921,210)

	$4,606,287	$4,361,729

Total assets under capital lease are $2,648,493 and $2,694,140 with related accumulated amortization of $2,364,512 and $2,238,401 at December 31, 2004 and 2003, respectively (see Note 7). Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $1,165,475, $1,146,178, and $1,171,439, respectively.

6. Revenue Interest Obligation:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Royalty. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with EITF 88-18. On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the “revenue interest obligation” of $1,945,593, which made the balance of the revenue interest obligation $7,167,700 as of December 31, 2004 and 2003.

The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS Bone Graft Substitute, CORTOSS Synthetic Cortical Bone and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum of 4.375% if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. As a result of this provision, during 2003 and 2004, Paul Royalty received 4.375% on that portion of product sales that specifically related to VITOSS Bone Graft Substitute and CORTOSS.

Throughout the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2003, we paid to Paul Royalty the contractually required advance payment of $1,000,000. Of the $1,000,000 paid to Paul Royalty, $642,850 was earned in 2003 and the balance of $357,150 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2003. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, which was paid to Paul Royalty during February 2004, net of the $357,150 balance in prepaid revenue interest expense outstanding as of December 31, 2003. During the year ended December 31, 2004, $837,844 of revenue interest expense was earned by Paul Royalty. The prepaid balance of $262,154 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2004. In January 2005, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000, which was paid to Paul Royalty during January 2005. Paul Royalty paid to us the $262,154 balance in prepaid revenue interest expense outstanding as of December 31, 2004. The amount of the advance payment remains $3,000,000 in each of the years 2006 through 2016. While we believe that we will have sufficient cash at the end of 2005 to make the required $3,000,000 advance payments to Paul Royalty during 2006, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2007 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

The products that are subject to the revenue interest have been approved and marketed for less than three years or are still under development. For these reasons, as of December 31, 2004 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense for the revenue interest due to Paul Royalty as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $837,844, $642,850 and $386,893 has been recorded for the years ended December 31, 2004, 2003 and 2002, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS Bone Graft Substitute, CORTOSS and RHAKOSS, in North America and Europe, and the 12% revenue interest we pay to one of our wholly-owned subsidiaries, on the sales of these products (collectively, the “Pledged Assets”). We are also required to maintain:

•	cash and cash equivalent balances equal to or greater than the product of (i) 1.5 times (ii) total operating losses, net of non-cash charges, for the preceding fiscal quarter; and

•	total shareholders’ equity of at least $8,664,374; provided, however, that under the provisions of the agreement with Paul Royalty, when calculating shareholders’ equity for the purposes of the financial covenants, the revenue interest obligation is included in shareholders’ equity at its carrying value.

As of December 31, 2004, we were in compliance with all financial covenants. However, if we fail to maintain certain specified balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest. In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Paul Royalty’s right to require us to repurchase its revenue interest:

•	a judicial decision that has a material adverse effect on our business, operations, assets or financial condition;

•	the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments;

•	a voluntary or involuntary bankruptcy that involves us or one of our wholly owned subsidiaries;

•	our insolvency;

•	a change in control of our company; and

•	the breach of a representation, warranty or certification made by us in the agreements with Paul Royalty that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice of the breach from Paul Royalty.

In addition, our failure to maintain strategic reserve supplies of each significant single-source material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Paul Royalty. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of December 31, 2004, we would have owed Paul Royalty $20,993,264. As of December 31, 2004, we do not expect to be out of compliance in the foreseeable future with the financial covenants of the revenue interest obligation.

The repurchase price for Paul Royalty’s revenue interest as of a given date is calculated in three steps. First, a specified annual rate of return (not to exceed 45%) is applied to Paul Royalty’s $10,000,000 original purchase price from October 16, 2001 to the date of determination of the repurchase price. Second, the result obtained from the first step of the calculation is added to the original $10,000,000 purchase price. Third, the sum obtained from the second step of the calculation is reduced by the sum of $3,333,333 and the actual revenue interest paid during the specified period.

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

7. Notes Payable and Capital Lease Obligations:

During July 2002, we entered into a financing arrangement with a lending institution. The arrangement provided individual notes payable with a term of 35 months from each individual note’s inception and consisted of the following:

	2004	2003	2002	Total
Notes payable issued	$537,974	$292,292	$788,381	$1,618,647
Annual interest rate (approximate)	11.43%	10.42%	11.29%	—
Aggregate outstanding balance at December 31, 2004	$518,157	$201,235	$196,415	$915,807
Aggregate outstanding balance at December 31, 2003	—	$282,504	$464,171	$746,675

The notes payable are secured by certain capital assets.

Capital lease obligations consisted of the following:

	December 31
	2004	2003
Capital lease obligations	$68,256	$148,069

Less – amount representing interest	(7,515)	(16,082)
Present value of minimum lease payments	60,741	131,987
Less – current portion of minimum lease payments	(28,648)	(73,499)

	$32,093	$58,488

During January 2002, we entered into a $125,000 capital lease financing arrangement with a different lending institution. The term of this lease is 60 months with an annual interest rate of 11.45%. The lease is secured by the underlying capital asset. As of December 31, 2004 and 2003, the outstanding balance under this arrangement was $60,741 and $86,302, respectively.

In 1997, we secured a $1,200,000 capital asset lease financing arrangement with a lending institution which was increased an additional $1,500,000 in December 1998. The term of each individual lease is 42 months from each individual lease’s inception and annual interest is approximately 10.85% and 9.4% under the 1997 and 1998 arrangements, respectively. We have utilized all available financing under this capital lease arrangement. As of December 31, 2003, the outstanding balance under this arrangement was $45,685. We had no outstanding balance under this arrangement as of December 31, 2004.

Borrowing and capital lease obligation maturities as of December 31, 2004 are as follows:

	Capital Leases	Notes Payable
2005	$28,648	$456,024
2006	32,093	278,105
2007	—	181,678

Total	$60,741	$915,807

Interest expense on notes payable and capital lease obligations was $95,748, $89,685, and $79,490 for the years ended December 31, 2004, 2003, and 2002, respectively.

8. Other Accrued Expenses:

As of December 31, 2004 and 2003, other accrued expenses consisted of the following:

	December 31
	2004	2003
Commissions payable	$613,660	$415,316
Royalties payable	206,246	117,548
Accrued professional fees	580,050	224,558
Other	597,887	464,095

	$1,997,843	$1,221,517

9. Profit Sharing Plan:

The Company has a Section 401(k) plan for all qualified employees, as defined. Company contributions are discretionary and determined annually and were $189,284, $139,374 and $124,754 for the years ended December 31, 2004, 2003 and 2002, respectively.

10. Shareholders’ Equity:

Preferred Stock and Warrants

In July and October 2002, we sold an aggregate of 1,900 shares of Series A Preferred Stock at $10,000 per share together with five-year warrants to purchase 8,352,872 shares of Common Stock at $1.612 per share, for net cash proceeds of $17,337,350. We incurred additional costs of $124,404 the year ended December 31, 2003 associated with the sale of the Series A Preferred Stock and warrants, which were offset against the proceeds of the transaction.

In March 2003, 85 shares of Series A Preferred Stock were voluntarily converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock.

On June 27, 2003, the shares of Series A Preferred Stock became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock (the “Series A Preferred Stock Designations”) as a result of the average of the closing prices of our Common Stock as reported on the Nasdaq National Market over the 20 trading days ended June 26, 2003. During 2004 and 2003, 190 shares and 1,508 shares of Series A Preferred Stock, respectively, automatically converted into 1,113,714 and 8,839,388 shares of Common Stock, respectively. As of December 31, 2004 and 2003, the remaining 117 and 307 shares, respectively, of Series A Preferred Stock (the “Blocked Series A Preferred Shares”) have not yet converted as a result of provisions in the Series A Preferred Stock Designations, which limit the number of shares of Series A Preferred Stock that automatically convert by virtue of beneficial ownership limitations applicable to certain shareholders. However, the Blocked Series A Preferred Shares as of December 31, 2004 and 2003 shall automatically convert into an aggregate of 685,817 and 1,799,531 shares, respectively, of Common Stock as soon as the beneficial ownership limitation would not prevent such conversion. The 685,817 and 1,799,531 shares of Common Stock have been included in the computation of basic and diluted loss per share for years ended December 31, 2004 and 2003.

As of June 27, 2003, dividends ceased to accrue on the Blocked Series A Preferred Shares. In addition, holders of the Blocked Series A Preferred Shares are no longer entitled to liquidation preferences, veto rights, anti-dilution protection or redemption rights. Accordingly, holders of the Blocked Series A Preferred Shares have no rights superior to holders of our Common Stock, and do not have voting rights.

On July 9, 2003, following the automatic conversion of the Series A Preferred Stock into shares of Common Stock, we called for redemption on July 25, 2003 all of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock that were issued during July and October 2002 as part of our Series A Preferred Stock financing (see above) and offered all holders of the warrants the option to pay the exercise price by the surrender and cancellation of a portion of shares of Common Stock then held by the holder of such warrants or issuable upon such exercise of the warrants. Any shares so surrendered by holders electing the “cashless exercise” alternative offered by us were to be valued at $3.59 per share of Common Stock and credited toward the total exercise price due us upon the exercise of the warrants. This amount was equal to the average of the closing sale prices of our Common Stock as reported on the Nasdaq National Market for the 20 trading days preceding July 8, 2003, the date on which our Board of Directors approved the redemption of the warrants. Holders of the warrants called for redemption elected to exercise all of their warrants pursuant to the cashless exercise alternative offered by us and described above. Accordingly, during July 2003, we issued an aggregate 5,186,681 shares of our Common Stock upon the cashless exercise of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock. In accordance with the Series A Preferred Stock Designations, all of the redemption features of the Series A Preferred Stock were within our control; therefore, the Series A Preferred Stock is classified within shareholders’ equity on our consolidated balance sheets.

For each of the Series A Preferred Stock closings during July and October 2002, the respective proceeds were allocated to the Series A Preferred Stock and the warrants based on the relative fair values of each instrument. The fair value of the warrants issued, in both July and in October 2002, were determined based on an independent third party valuation.

Accordingly, approximately $8,565,000 of the July 2002 proceeds was allocated to the Series A Preferred Stock and approximately $3,504,000 of the proceeds was allocated to the warrants. Similarly, approximately $2,885,000 of the October 2002 proceeds was allocated to the Series A Preferred Stock and approximately $1,296,000 of the proceeds was allocated to the warrants. In addition, in accordance with EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the issuance costs were not offset against the proceeds received in the issuance in calculating the intrinsic value of the conversion option but were considered in the calculation of the amount shown on the consolidated balance sheets. After considering the allocation of the proceeds based on the relative fair values, it was determined that the Series A Preferred Stock has a beneficial conversion feature (“BCF”) in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with the Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27. Accordingly, a BCF adjustment of $3,604,962 was recorded, with respect to the Series A Preferred Stock at the July 2002 closing. The value of the BCF was recorded in a manner similar to a deemed dividend, and since the Series A Preferred Stock has no maturity date and is convertible at the date of issuance, the BCF was fully amortized through retained earnings during the third quarter of 2002. We recorded a similar deemed dividend charge during the fourth quarter of 2002 of $4,375,710 for the BCF with respect to the Series A Preferred Stock sold at the October 2002 closing.

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

Common Stock

In July 2004, we sold 5,681,818 shares of our Common Stock to Angiotech for net proceeds of $24,024,375. Additionally, in 2004 and 2003, we issued 10,434 and 25,000 shares of Common Stock, respectively, valued at $47,798 and $93,000, respectively, pursuant to a clinical assessment agreement, which was included in selling and marketing expenses on the consolidated statements of operations.

During June and July 2003, we sold 4,892,856 shares of Common Stock for net proceeds of $12,392,785. The investors also received five-year warrants to purchase 978,573 shares of Common Stock, exercisable for cash only, at an exercise price of $4.00 per share, subject to certain weighted average anti-dilution adjustments. Additionally, we issued to the placement agent for the transaction five-year warrants to purchase an aggregate 146,786 shares of our Common Stock at an exercise price of $4.00 per share which were valued at $278,000. We incurred additional costs of $10,767 during 2004 associated with the sale of the Common Stock and warrants, which were offset against the proceeds of the transaction.

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Royalty. In this financing, we sold Paul Royalty 2,582,645 shares of Common Stock, which was recorded at its market value of $4,777,893. In March 2002, Paul Royalty exchanged 860,882 shares of our Common Stock (See Note 6) for our right to receive certain credits against the revenue interest obligation.

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

As of December 31, 2004, there were 8,000,000 options authorized for issuance under the Plan, 510,908 options available for grant under the Plan and 2,866,534 exercisable options outstanding with a weighted average exercise price of $3.79 per share.

For all outstanding options, the weighted average exercise price per share is $3.85 with a weighted average remaining contractual life of approximately seven and one-half years. Summary stock option information is as follows:

	Aggregate Number	Aggregate Exercise Price	Exercise Price Range
Outstanding, December 31, 2001	2,470,800	$10,923,512	$1.00 - 11.63
Granted	1,185,000	3,016,109	1.64 - 4.35
Exercised	(35,000)	(42,000)	1.00 - 1.70
Cancelled	(518,250)	(2,312,814)	1.85 - 5.31

Outstanding, December 31, 2002	3,102,550	11,584,807	1.00 - 11.63
Granted	1,715,372	5,412,062	2.65 - 4.13
Exercised	(39,250)	(80,564)	1.00 - 3.00
Cancelled	(88,500)	(377,570)	1.70 - 6.38

Outstanding, December 31, 2003	4,690,172	16,538,735	1.00 - 11.63
Granted	2,629,283	11,396,477	3.03 - 5.15
Exercised	(264,595)	(696,932)	1.65 – 4.13
Cancelled	(466,982)	(1,860,852)	1.65 - 6.60

Outstanding, December 31, 2004	6,587,878	$25,377,428	$1.00 - 11.63

Additional information regarding stock options as of December 31, 2004 is as follows:

Exercise Price Range	Number of Options Outstanding
$1.65 - $1.98	117,500
2.02 - 2.49	342,300
2.56 - 2.95	472,190
3.00 - 3.25	1,554,240
3.26 - 3.99	687,015
4.00 - 4.25	537,050
4.26 - 4.50	1,968,783
4.51 – 4.99	236,200
5.00 – 5.75	578,000
5.90 – 11.63	94,600
6,587,878

During 2004, 2003 and 2002, respectively, we issued options for the purchase of 129,250, 354,100 and 163,850 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $439,068, $1,007,262 and $233,813, respectively.

During 2004, we modified the terms of certain incentive stock option agreements in consideration for services valued at $16,477.

Employee Stock Purchase Plan

In November 1998, an Employee Stock Purchase Plan (the “ESPP”) was established to provide eligible employees an opportunity to purchase our Common Stock. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase Common Stock. The per share purchase price is 85% of the lower closing price on the first or last trading day of each calendar quarter. The amount that may be offered pursuant to the ESPP is 300,000 shares of our Common Stock. There were 25,387, 16,641 and 22,824 shares purchased under the ESPP during 2004, 2003 and 2002, respectively, for cash proceeds of $82,135, $45,762, and $38,635, respectively. As of December 31, 2004, there were 191,120 shares of Common Stock available for purchase under the Plan.

Common Stock Purchase Warrants

Common stock purchase warrant information as of December 31, 2004 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range
2005	113,559	$5.26 - $5.90
2007	10,000	$1.75
2008	104,000	$2.80
2008	1,004,540	$2.90 - $4.00

Total	1,232,099	$1.75 - $5.90

During 2004 and 2003, warrants to purchase 128,572 and 100,000 shares, respectively, of Common Stock were exercised for proceeds of $514,288 and $175,000, respectively.

During 2004, warrants to purchase 10,000 shares of our Common Stock expired unexercised at an exercise price of $6.00. During 2003, warrants to purchase 677,831 shares of our Common Stock expired unexercised at exercise prices ranging from $4.00 to $8.60. During 2002, warrants to purchase 547,010 shares of our Common Stock expired unexercised at an exercise price of $4.25 per share.

During October 2003, as partial payment for services rendered, we modified the exercise price and expiration date of the warrants to purchase 104,000 shares of Common Stock that were previously issued. The per share exercise price of these warrants has been reduced from $4.625 to $2.80 and the expiration date has been extended from October 1, 2005 to October 1, 2008. We recorded the Black-Scholes value of this modification, which was $317,500.

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

During 2002, pursuant to a clinical assessment agreement, we issued warrants to purchase an aggregate 110,000 shares of our Common Stock. These warrants have an exercise price of $1.75 per share and an exercise period of five years. The warrants were valued at $92,280 using the Black-Scholes Model.

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

In July and October 2002, in connection with the Series A Preferred Stock financings we sold five-year warrants to purchase 8,352,872 shares of Common Stock at $1.612 per share. Additionally, in July and October 2002, we issued to the designees of the placement agent for the transaction, five-year warrants to purchase an aggregate 1,113,716 shares of our Common Stock at $1.706 per share, which were valued at $1,207,503.

11. Product Sales:

For the years ended December 31, 2004, 2003 and 2002, product sales by geographic market were as follows:

	Year Ended December 31
	2004	2003	2002
United States	$22,850,522	$14,191,293	$9,689,798
Outside the United States	1,810,860	1,277,328	689,407

Total product sales	$24,661,382	$15,468,621	$10,379,205

12. Income Taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The components of income taxes are as follows:

	Year Ended December 31
	2004	2003	2002
Current	$—	$—	$—
Deferred	(8,333,503)	(4,041,131)	(6,744,448)

	(8,333,503)	(4,041,131)	(6,744,448)

Valuation allowance	$8,333,503	$4,041,131	$6,744,448

	$—	$—	$—

The difference between our federal statutory income tax rate and our effective income tax rate is primarily due to the valuation allowance and the state income taxes.

Components of our deferred tax asset as of December 31, 2004 and 2003 are as follows:

	December 31
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$24,561,863	$18,794,412
Accrued expenses not currently deductible and other	5,635,748	4,455,478
Research and patent costs capitalized for tax purposes	10,550,226	9,271,073
Research and development credits	1,049,084	942,455

	41,796,921	33,463,418
Valuation allowance	(41,796,921)	(33,463,418)

Net deferred tax asset	$—	$—

The asset and liability method requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of our deferred tax assets since the realization of the deferred tax asset is not assured given our history of operating losses. The deferred tax asset includes net operating loss carryforwards and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in the accompanying Statements of Operations but have been recorded as assets for income tax purposes. These tax assets are amortized over periods generally ranging from 10 to 17 years for tax purposes.

As of December 31, 2004, we had approximately $53,500,000 of federal net operating loss carryforwards, $46,790,000 of state net operating loss carryforwards and $9,700,000 of foreign net operating loss carryforwards. Federal and state net operating loss carryforwards begin to expire in 2009 and 2005, respectively. The foreign net losses have an unlimited carryforward period. The amount of U.S. federal net operating loss carryforwards which can be utilized in any one period may be limited by federal income tax regulations, since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in prior years. Research and development tax credits begin expiring in 2010.

13. Commitments and Contingencies:

Operating Leases

We lease office space and equipment under non-cancelable operating leases. For the years ended December 31, 2004, 2003 and 2002, lease expense was $368,468, $423,059 and $493,202, respectively. At December 31, 2004, future minimum rental payments under operating leases are as follows:

2005	$422,695
2006	436,907
2007	425,328
2008	374,254
2009	381,694
2010 and thereafter	1,014,890

$3,055,768

Revenue Interest Obligation (see Note 6)

Agreement with Kensey Nash Corporation (see Note 16)

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products. Kensey has the exclusive right to manufacture any jointly developed approved product for seven years from first commercial sale of the first jointly developed product and we will market and sell the product worldwide. Following the regulatory clearance of a new product under the agreement, we have obligations to pay Kensey for manufacturing the product, to achieve minimum sales levels in the first two years for such approved product and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product platform, VITOSS FOAM, and we commenced sales of the first of several product configurations under the VITOSS FOAM product platform during February 2004.

During the year ended December 31, 2004, we purchased $6,614,458 of product inventory manufactured by Kensey on our behalf. As of December 31, 2004, we owed Kensey $1,329,050 for manufactured product inventory, which is included in accounts payable on the consolidated balance sheet. Amounts due to Kensey as of December 31, 2004 are expected to be paid by us during the first quarter of 2005. All product royalty expense paid to Kensey is included in cost of sales on the consolidated statements of operations.

Since the initial launch of VITOSS Bone Graft Substitute in 2000, we have been obligated to pay to one of the product’s co-inventors a royalty up to an aggregate payment of $5,000,000 on VITOSS Bone Graft Substitute product sales. In July 2004, Kensey purchased this royalty right effective April 1, 2004 from the co-inventor. We will now pay these royalties to Kensey.

Agreement with Cohesion Technologies, Inc. (a shareholder of the Company)

In June 2004, we entered into an agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis® (re-branded as VITAGEL™), a composite liquid hemostat, and the CELLPAKER® plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products and have begun the process to allow us to assume full responsibility for the oversight and management of the manufacturing of such products by early 2006. In accordance with the agreement, during the third quarter of 2004, we purchased approximately $400,000 of assets from Angiotech. The gross margin percentage for CoStatsis and the CELLPAKER system is expected to be lower than that for our current VITOSS Bone Graft Substitute product line.

All product royalty expense paid to Angiotech is included in cost of sales on the consolidated statements of operations.

During the year ended December 31, 2004, we purchased $164,565 of product inventory from Angiotech.

14. Quarterly Financial Data (Unaudited):

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
2004:
Product sales	$5,102,518	$5,612,129	$6,853,788	$7,092,947	$24,661,382
Gross profit	4,173,406	4,448,037	3,728,292	4,552,755	16,902,490
Total operating expenses	6,625,478	6,924,781	7,564,700	8,324,552	29,439,511
Net interest expense	171,264	157,230	119,547	212,962	661,003
Net loss applicable to common shareholders	(2,623,336)	(2,633,974)	(3,955,955)	(3,984,759)	(13,198,024)
Net loss per share applicable to common shareholders, basic and diluted	$(0.06)	$(0.06)	$(0.08)	$(0.08)	$(0.29)

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
2003:
Product sales	$3,215,135	$3,686,302	$4,185,621	$4,381,563	$15,468,621
Gross profit	2,707,177	3,076,425	3,445,064	3,602,483	12,831,149
Total operating expenses	5,096,555	5,207,764	5,418,078	5,530,184	21,252,581
Net interest expense	103,767	153,060	158,262	164,935	580,024
Net loss	(2,493,145)	(2,284,399)	(2,131,276)	(2,092,636)	(9,001,456)
Dividends paid on Preferred Stock	268,521	—	—	—	268,521
Deemed dividends on Preferred Stock	286,833	564,036	—	—	850,869
Net loss applicable to common shareholders	(3,048,499)	(2,848,435)	(2,131,276)	(2,092,636)	(10,120,846)
Net loss per share applicable to common shareholders, basic and diluted	$(0.15)	$(0.13)	$(0.05)	$(0.05)	$(0.33)

15. Valuation and Qualifying Accounts:

Description	Balance, Beginning of Period	Cost and Expenses	Deductions(1)	Balance, End of Period
For the year ended December 31, 2004:
Reserve for doubtful accounts	$150,000	$—	$74,319	$75,681

For the year ended December 31, 2003:
Reserve for doubtful accounts	$60,000	$110,000	$20,000	$150,000

For the year ended December 31, 2002:
Reserve for doubtful accounts	$40,000	$20,000	$—	$60,000

(1)	Represents write-offs of specific accounts receivable.

16.	Subsequent Events:

On March 3, 2005, we expanded our existing relationship with Kensey and agreed to pursue co-development of soft tissue repair products for orthopedics. In addition, we agreed to a lengthened term of our original co-development agreement signed in March 2003. Similar to the terms of the original agreement, Kensey will manufacture the new co-developed soft tissue products and we will market and sell the products worldwide, with Kensey receiving a royalty on the net sales. The new products are expected to be available for launch in 2006 pending receipt of required regulatory clearances. In addition, the first agreement, under which the VITOSS FOAM products have been commercialized, has been extended until 2014.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (3)

3.2	Amended and Restated Bylaws of the Company, as amended (15)

4.1	Specimen of Common Stock Certificate of the Company (6)

4.2	Statement of Designation of Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (11)

4.3	Registration Rights Agreement dated August 22, 2000 among the Company, Brown Simpson Partners I, Ltd., Janney Montgomery Scott LLC, Emerging Growth Equities, Ltd. and VFT Special Ventures Ltd. (4)

4.7	Investor Rights Agreement dated as of July 19, 2002 between the Company and the other parties named therein. (11)

4.8	Warrant to Purchase Shares of Common Stock dated as of November 3, 1999 in favor of Progress Capital, Inc. (6)

4.9	Warrant to Purchase 31,779 Shares of Common Stock dated August 22, 2000 in favor of Janney Montgomery Scott LLC (4)

4.10	Warrant to Purchase 31,780 Shares of Common Stock dated August 22, 2000 in favor of VFT Special Ventures Ltd. (4)

4.15	Warrant to Purchase 50,000 Shares of Common Stock dated October 23, 2001 in favor of Tucker Anthony Incorporated (7)

4.17	Form of Warrant issued to the Designees of Placement Agent SmallCaps Online Group, LLC (11)

*10.1	Employment Letter dated as of March 12, 1999 by and between the Company and Dr. Maarten Persenaire (14)

*10.2	Employment Agreement dated as of December 31, 1999 by and between the Company and David Joseph (6)

*10.3	Addendum to Employment Agreement dated as of January 1, 2002 between the Company and David S. Joseph (7)

*10.4	Employment Agreement dated as of January 1, 2002 by and between the Company and Erik M. Erbe (7)

*10.5	Employment Agreement, dated as of May 10, 2002 by and between the Company and Erik M. Erbe (10)

*10.6	Employment Agreement, dated as of May 10, 2002 by and between the Company and Antony Koblish (10)

*10.7	Employment Agreement, dated as of May 10, 2002 by and between the Company and Joseph M. Paiva (10)

10.8	Change of Control Agreement, dated as of April 23, 2001 between the Company and David McIlhenny (14)

*10.9	1993 Stock Option Plan (3)

*10.10	Amended and Restated 1997 Equity Compensation Plan (13)

10.11	Amended and Restated Employee Stock Purchase Plan (3)

10.12	Master Equipment Lease Agreement dated as of July 11, 1997 between the Company and Finova Technology Finance, Inc. (2)

10.13	Amendment to the Master Equipment Lease Agreement dated as of April 15, 1999 between the Company and Finova Technology Finance, Inc. (5)

10.14	Revenue Interests Assignment Agreement dated as of October 16, 2001 among Vita Special Purpose Corp., the Company and Paul Capital Royalty Acquisition Fund, L.P. (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2)(9)

10.15	Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated March 22, 2002 among the Company, Paul Capital Royalty Acquisition Fund, L.P. and Vita Special Purpose Corp. (7)

10.16	Assignment dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.17	Security Agreement dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.18	Pledge Agreement dated as of October 16, 2001 between Vita Licensing, Inc. and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.19	Stock Purchase Agreement dated as of October 16, 2001 between the Company and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.20	Third Amendment to Line of Credit, Term Loan and Security Agreement dated October 25, 2000 between the Company and Progress Bank (6)

10.21	Capital Expenditure Loan Note dated October 25, 2000 between the Company and Progress Bank (6)

10.32	Preferred Stock and Warrant Purchase Agreement dated as of July 19, 2002 between the Company and the Purchasers named therein. (12)

10.33	Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (14)

10.34	Form of Promissory Note relating to Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (14)

21.1	Subsidiaries (14)

23.1	Consent of KPMG LLP (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on May 1, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on June 15, 1998 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-47386) filed on October 5, 2000 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 13, 2001 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on November 27, 2001 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2002 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 23, 2002 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Amendment to the Company’s Current Report on Form 8-K filed on July 31, 2002 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2003 and incorporated herein by reference.