Form 10-Q
period 2005-03-31
ORTHOVITA INC
filed 2005-05-09
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to                     .

Commission File Number 0-24517.

ORTHOVITA, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2694857.
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Great Valley Parkway, Malvern, PA	19355.
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (610) 640-1775.

Not Applicable.

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

Class

Outstanding as of May 6, 2005

Common Stock, par value $.01

47,863,757 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,190,717	$9,831,544
Short-term investments	16,559,539	15,833,552
Accounts receivable, net of allowance for doubtful accounts of $80,000 and $75,681, respectively	4,719,088	4,498,049
Inventories	11,244,104	8,998,361
Prepaid revenue interest expense	1,360,570	262,154
Other current assets	467,138	535,348

Total current assets	39,541,156	39,959,008

Property and equipment, net	4,741,276	4,606,287
Long-term investments	3,533,663	3,039,485
Other assets	358,785	407,181

	$48,174,880	$48,011,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$389,129	$456,024
Current portion of capital lease obligations	29,476	28,648
Accounts payable	5,469,528	1,939,459
Accrued compensation and related expenses	795,337	1,240,825
Other accrued expenses	2,073,055	1,997,843

Total current liabilities	8,756,525	5,662,799

LONG-TERM LIABILITIES:
Other long-term liabilities	173,490	165,704
Notes payable	383,699	459,783
Capital lease obligation	24,406	32,093
Revenue interest obligation	7,167,700	7,167,700

Total long-term liabilities	7,749,295	7,825,280

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, 20,000,000 shares authorized, designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, $.01 par value, 2,000 shares authorized, 117 and 117 shares issued and outstanding	1	1
Common Stock, $.01 par value, 100,000,000 shares authorized, 47,173,367 and 47,146,232 shares issued and outstanding	471,734	471,462
Additional paid-in capital	138,946,594	138,797,392
Accumulated deficit	(108,100,330)	(105,210,794)
Accumulated other comprehensive income	351,061	465,821

Total shareholders’ equity	31,669,060	34,523,882

	$48,174,880	$48,011,961

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2005	2004
	(Unaudited)
PRODUCT SALES	$7,885,737	$5,102,518
COST OF SALES	2,496,883	929,112

GROSS PROFIT	5,388,854	4,173,406

OPERATING EXPENSES:
General and administrative	1,716,317	1,146,369
Selling and marketing	5,086,394	4,268,087
Research and development	1,379,425	1,211,022

Total operating expenses	8,182,136	6,625,478

OPERATING LOSS	(2,793,282)	(2,452,072)

INTEREST EXPENSE	(113,083)	(22,593)
REVENUE INTEREST EXPENSE	(239,430)	(192,751)
INTEREST INCOME	256,259	44,080

NET LOSS	$(2,889,536)	$(2,623,336)

NET LOSS PER SHARE, BASIC AND DILUTED	$(.06)	$(.06)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	47,837,038	41,723,972

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(2,889,536)	$(2,623,336)
Adjustments to reconcile net loss to net cash used in operating activities - Depreciation and amortization	405,806	283,369
Common stock issued for services rendered	19,868	—
Common Stock options issued for services rendered	67,865	114,477
Provision for doubtful accounts	19,104	—
(Increase) decrease in -
Accounts receivable	(240,143)	(637,436)
Inventories	(2,245,743)	(2,101,814)
Prepaid revenue interest expense	(1,098,416)	(550,099)
Other current assets	68,210	(38,873)
Other assets	48,396	(7,431)
Increase (decrease) in -
Accounts payable	3,530,069	557,413
Accrued compensation and related expenses	(445,488)	(459,447)
Other accrued expenses	75,212	105,257
Other long-term liabilities	7,786	—

Net cash used in operating activities	(2,677,010)	(5,357,920)

INVESTING ACTIVITIES:
Purchases of investments	(4,532,895)	—
Proceeds from sale of investments	3,200,000	—
Purchases of property and equipment	(445,243)	(268,997)

Net cash used in investing activities	(1,778,138)	(268,997)

FINANCING ACTIVITIES:
Repayment of notes payable	(142,979)	(81,479)
Repayments of capital lease obligations	(6,859)	(32,895)
Costs associated with sale of Common Stock	—	(10,767)
Proceeds from exercise of Common Stock options and Common Stock purchased under the Employee Stock Purchase Plan	61,741	94,430

Net cash used in financing activities	(88,097)	(30,711)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(97,582)	12,158

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,640,827)	(5,645,470)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,831,544	20,464,350

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,190,717	$14,818,880

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

We are a biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. We develop and market synthetic-based biomaterial products for use in spine surgery, the repair of osteoporotic fractures, and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. We also distribute products, which compliment our biomaterials platforms. Our products are used in the regeneration of bone and soft-tissue.

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market and VITAGEL™, which is a matrix for soft-tissue healing. Our longer-term U.S. clinical program is focused on our internally developed CORTOSS® Synthetic Cortical Bone technology platform, which is primarily designed for injections in osteoporotic spines to treat vertebral compression fractures. In addition, we employ in-house research and development to create new biomaterial technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) and Angiotech Pharmaceuticals, Inc. (“Angiotech”) (a shareholder of the Company) to develop and/or market novel synthetic-based biomaterial products and continue to pursue similar relationships with other leaders in biomaterials.

We believe our existing cash, cash equivalents, short-term and long-term investments of $25,283,919 as of March 31, 2005, will be sufficient to meet our currently estimated operating and investing requirements through at least 2006.

Basis of Presentation

The preparation of the consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission, which includes consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations, and our wholly-owned subsidiaries. We have eliminated all inter-company balances in consolidation.

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock and Common Stock options and warrants. As of March 31, 2005 and 2004, 117 and 204 shares, respectively, of outstanding Preferred Stock were assumed converted into 685,817 and 1,195,781 shares of Common Stock, respectively, for the basic and diluted net loss per common share calculation as these shares will automatically convert to Common Stock when the beneficial ownership limitation lapses (see Note 6). However, 7,834,127 and 5,982,290 Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2005 and 2004, respectively, since they were anti-dilutive due to our losses.

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For the three months ended March 31, 2005 and 2004, we recorded $67,865 and $114,477, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For options granted to employees, SFAS No. 123 allows a company to either record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value in the financial statement footnotes. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25 and disclose the SFAS No. 123 fair value.

The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock option grants in each period.

	Three months ended March 31
	2005	2004
Net loss:
As reported	$(2,889,536)	$(2,623,336)
Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(733,622)	(598,160)

Pro forma	$(3,623,158)	$(3,221,496)

Basic and diluted net loss per share:
As reported	$(.06)	$(.06)
Pro forma	$(.08)	$(.08)

Pro forma financial information required by SFAS No. 123 has been determined as if we had accounted for all outstanding and unvested stock option grants using the Black-Scholes fair value option pricing model with the following weighted average assumptions for the three months ended March 31, 2005 and 2004:

	Three months ended March 31
	2005	2004
Weighted average fair value of options granted	$3.83	$3.54
Risk-free interest rate	3.59%	2.13%
Volatility	81%	86%
Dividend yield	0%	0%
Expected life	6 years	6 years

The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases (See “Recent Accounting Pronouncements” for information regarding SFAS No. 123R).

Supplemental Cash Flow Information

During the three months ended March 31, 2005 and 2004, we granted options for the purchase of 22,500 and 38,500 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $67,865 and $114,477, respectively.

During the three months ended March 31, 2005, we issued 5,042 shares of Common Stock valued at $19,868 pursuant to a clinical assessment agreement.

Cash paid for interest expense and revenue interest expense for the three months ended March 31, 2005 was $113,083 and $239,430, respectively. During the first quarter of 2004, cash paid for interest expense and revenue interest expense was $22,593 and $192,751, respectively.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of the consolidated balance sheets. For the three months ended March 31, 2005 and 2004, comprehensive loss was:

	Three Months Ended March 31
	2005	2004
Net loss	$(2,889,536)	$(2,623,336)
Foreign currency translation	(97,582)	12,158

Comprehensive loss	$(2,987,118)	$(2,611,178)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the value of employee stock options and similar awards. In April 2005, the SEC deferred implementation of SFAS 123R for certain registrants to no later than the beginning of the first fiscal year after June 15, 2005. Historically, we have elected to follow the intrinsic value method in accounting for our employee stock options. Accordingly, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Upon the adoption of SFAS No. 123R, we will be required to expense stock options in our Consolidated Statements of Operations over the vesting period based upon the fair value on the grant date. We estimate that the effect on net loss and loss per share in the periods following adoption of SFAS No. 123R will be consistent with our proforma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. However, the actual effect on net loss and loss per share will vary depending upon the number of grants of options during 2005 and in subsequent periods as compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value.

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

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2005 presentation.

2. CASH, CASH EQUIVALENTS AND INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of March 31, 2005 and December 31, 2004, cash, cash equivalents and investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
As of March 31, 2005:
Cash and cash equivalents	$5,190,717	$—	$—	$5,190,717
Short-term investments:
corporate commercial paper	16,596,744	—	(37,205)	16,559,539
Long-term investments:
corporate bonds	3,558,419	—	(24,756)	3,533,663

	$25,345,880	$—	$(61,961)	$25,283,919

As of December 31, 2004:
Cash and cash equivalents	$9,831,544	$—	$—	$9,831,544
Short-term investments	15,857,774	834	(25,056)	15,833,552
Long-term investments	3,045,763	27	(6,305)	3,039,485

	$28,735,081	$861	$(31,361)	$28,704,581

Amortization expense related to investments was $95,552 for the three months ended March 31, 2005.

3. INVENTORIES:

As of March 31, 2005 and December 31, 2003, inventories consisted of the following:

	March 31, 2005	December 31, 2004
Raw materials	$354,911	$504,217
Work-in-process	3,829,264	3,414,068
Finished goods	7,059,929	5,080,076

	$11,244,104	$8,998,361

The increase in inventories for the three months ended March 31, 2005 has primarily been a result of production of inventory to support the multiple commercial launches of new product configurations under our VITOSS FOAM product platform and the production of CORTOSS to support product sales in Europe. For the three months ended March 31, 2005 and the year ended December 31, 2004, inventories include a provision of $234,654 and $1,590,856, respectively, to write down inventory to its net realizable value.

4. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”) that provided for the payment of revenue interest to Paul Royalty in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (EITF 88-18”).

The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum of 4.375% if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. As a result of this provision, during 2004 and the three months ended March 31, 2005, Paul Royalty received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS.

The products that are subject to the revenue interest have been approved and marketed for approximately four years or are still under development. For these reasons, as of March 31, 2005 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have fully charged and, for the foreseeable future, we will continue to fully charge revenue interest expense for the revenue interest due to Paul Royalty as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $239,430 and $192,751 has been recorded for the three months ended March 31, 2005 and 2004, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

Throughout the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, which was paid to Paul Royalty during February 2004, net of the $357,150 balance in prepaid revenue interest expense outstanding as of December 31, 2003. In January 2005, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000, which was paid to Paul Royalty during January 2005. Paul Royalty paid to us the $262,154 balance in prepaid revenue interest expense outstanding as of December 31, 2004. The amount of the advance payment shall be $3,000,000 in each of the years 2006 through 2016. While we believe that we will have sufficient cash to make the required 2006 and 2007 advance payments to Paul Royalty, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2008 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

As of March 31, 2005, we were in compliance with all financial covenants. However, if we fail to maintain certain specified balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of March 31, 2005, we would have owed Paul Royalty $20,800,513. We do not expect to be out of compliance with the financial covenants of the revenue interest obligation in the foreseeable future.

5. OTHER ACCRUED EXPENSES:

As of March 31, 2005 and December 31, 2004, other accrued expenses consisted of the following:

	March 31, 2005	December 31, 2004
Commissions payable	$622,903	$613,660
Accrued professional fees	661,768	580,050
Royalties payable	247,662	206,246
Other	540,722	597,887

	$2,073,055	$1,997,843

6. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2004 through March 31, 2005.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2004	47,146,232	$34,523,882
Issuance of Common Stock for services rendered	5,042	19,868
Issuance of Common Stock options for services rendered	—	67,865
Exercise of Common Stock options and Common Stock purchased under the Employee Stock Purchase Plan	22,093	61,741
Unrealized loss on investments	—	(17,178)
Currency translation adjustment	—	(97,582)
Net loss	—	(2,889,536)

	47,173,367	$31,669,060

Common Stock

During the three months ended March 31, 2005, we issued 5,042 shares of Common Stock valued at $19,868 pursuant to a clinical assessment agreement, which was included in research and development expenses on the consolidated statements of operations.

Common Stock Options

During the three months ended March 31, 2005 and 2004, stock options to purchase 15,500 and 27,664 shares of Common Stock were exercised for proceeds of $43,550 and $74,454, respectively.

During the three months ended March 31, 2005 and 2004, we granted options for the purchase of 22,500 shares and 38,500 shares of Common Stock, respectively, with various exercise prices to certain consultants in consideration for services. The stock options granted during the three months ended March 31, 2005 and 2004 were valued at $67,865 and $114,477, respectively, using the Black-Scholes model and was included in selling and marketing expenses on the consolidated statements of operations during the applicable periods. The stock options were for services rendered and were fully vested on the date of grant.

Employee Stock Purchase Plan

During the three months ended March 31, 2005 and 2004, 6,593 and 7,680 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $18,191 and $19,976, respectively.

Common Stock Purchase Warrants

Summary Common Stock warrant information as of March 31, 2005 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range
2005	113,559	$5.26 - $5.90
2007	10,000	$1.75
2008	104,000	$2.80
2008	1,004,540	$2.90 - $4.00

Total	1,232,099	$1.75 - $5.90

7. PRODUCT SALES:

For the three months ended March 31, 2005 and 2004, product sales by geographic market were as follows:

	For the three months ended March 31
	2005	2004
PRODUCT SALES:
United States	$7,363,670	$4,692,920
Outside the United States	522,067	409,598

Total product sales	$7,885,737	$5,102,518

Approximately 57% of our product sales during the three months ended March 31, 2005 were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 8).

8. COMMITMENTS AND CONTINGENCIES:

Revenue Interest Obligation (see Note 4)

Agreement with Kensey Nash Corporation (“Kensey”)

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products based upon our VITOSS platform. Kensey has the exclusive right to manufacture any jointly developed approved product for seven years from first commercial sale of the first jointly developed product and we will market and sell the product worldwide. Following the regulatory clearance of a new product under the agreement, we have obligations to pay Kensey for manufacturing the product, to achieve minimum sales levels in the first two years for such approved product and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product platform, VITOSS FOAM, and we commenced sales of the first of several product configurations under the VITOSS FOAM product platform during February 2004.

On February 28, 2005, we expanded our existing relationship with Kensey and agreed to pursue co-development of soft tissue repair products for orthopedics. Similar to the terms of the original agreement signed in March 2003, Kensey will manufacture the new co-developed soft tissue products and we will market and sell the products worldwide, with Kensey receiving a royalty on the net sales. The new products are expected to be available for launch in 2006 pending receipt of required regulatory clearances. In addition, the first agreement, under which the VITOSS FOAM products have been commercialized, has been extended until 2014.

During the three months ended March 31, 2005 and 2004, we purchased $2,229,488 and $1,248,720, respectively, of product inventory manufactured by Kensey on our behalf. As of March 31, 2005 and December 31, 2004, we owed Kensey $3,656,652 and $1,511,862, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the consolidated balance sheet. All product royalty expense payable to Kensey is included in cost of sales on the consolidated statements of operations as we recognize product sales revenue from our customers.

Since the initial launch of VITOSS Bone Graft Substitute in 2000, we have been obligated to pay to one of the product’s co-inventors a royalty up to an aggregate payment of $5,000,000 on VITOSS Bone Graft Substitute product sales. In July 2004, Kensey purchased this royalty right effective April 1, 2004 from the co-inventor. We will now pay these royalties to Kensey.

Agreement with Cohesion Technologies, Inc., an affiliate of Angiotech Pharmaceutical, Inc. (a shareholder of the Company)

In June 2004, we entered into an agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis® (re-branded as VITAGEL™), a composite liquid hemostat, and the CELLPAKER® plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products and have begun the process to allow us to assume full responsibility for the oversight and management of the manufacturing of such products by early 2006. The gross margin percentage for

VITAGEL and the CELLPAKER system is expected to be lower than that for our current VITOSS Bone Graft Substitute product line. All product royalty expense payable to Angiotech is included in cost of sales on the consolidated statements of operations, as we recognize product sales revenue from our customers. During the three months ended March 31, 2005, we purchased $411,127 of product inventory from Angiotech, and as of March 31, 2005, we owed Angiotech $172,261 for manufactured product inventory, which is included in accounts payable on the consolidated balance sheet.

9. RELATED-PARTY TRANSACTIONS

Agreement with Cohesion Technologies, Inc. (see Note 8).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, future financing and liquidity, adding direct sales representatives, the adequacy of available resources, sales growth, uses of cash, adequacy and valuation of inventory, and other statements regarding matters that are not historical facts or statements of current condition. Any or all of our forward-looking statements in this Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, demand and market acceptance of our products, and the other risk factors addressed in ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risks Related to Our Business” section of our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the U.S. Securities and Exchange Commission (the “SEC”). In addition, our performance and financial results could differ materially from those reflected in the forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopedic and medical device industries. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW AND GENERAL DEVELOPMENT OF OUR BUSINESS

We are a biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. We develop and market synthetic-based biomaterial products for use in spine surgery, the repair of osteoporotic fractures, and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. We also distribute products, which compliment our biomaterials platforms. Our products are used in the regeneration of bone and soft-tissue.

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market and VITAGEL™, which is a matrix for soft-tissue healing. Our longer-term U.S. clinical program is focused on our internally developed CORTOSS® Synthetic Cortical

Bone technology platform, which is primarily designed for injections in osteoporotic spines to treat vertebral compression fractures. In addition, we employ in-house research and development to create new biomaterial technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) and Angiotech Pharmaceuticals, Inc. (“Angiotech”) (a shareholder of the Company) to develop and/or market novel synthetic-based biomaterial products and continue to pursue similar relationships with other leaders in biomaterials.

We believe our existing cash, cash equivalents, short-term and long-term investments of $25,283,919 as of March 31, 2005, will be sufficient to meet our currently estimated operating and investing requirements through at least 2006.

Product sales for the three months ended March 31, 2005 increased 55% over product sales for the three months ended March 31, 2004. For the three months ended March 31, 2005, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBE™. For the three months ended March 31, 2004, 92% of product sales were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during both periods in 2005 and 2004, were a result of VITOSS, CORTOSS and ALIQUOT® sales outside the U.S., primarily in Europe.

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products based upon our VITOSS platform. The new products to be developed under this agreement will be based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Following the regulatory clearance of a new product under the agreement, we have obligations to pay Kensey for manufacturing the product, to achieve minimum sales levels in the first two years for such approved product and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product platform, VITOSS FOAM, and we commenced sales of the first of several product configuration under the VITOSS FOAM product platform during February 2004. On February 28, 2005, we expanded our existing relationship with Kensey and agreed to pursue co-development of soft tissue repair products for orthopedics. Similar to the terms of the original agreement, which was signed in March 2003, Kensey will manufacture the new co-developed soft tissue products and we will market and sell the products worldwide, with Kensey receiving a royalty on the net sales. The new products are expected to be available for launch in 2006 pending receipt of required regulatory clearances. In addition, the first agreement, under which the VITOSS FOAM products have been commercialized, has been extended until 2014.

Additionally, in June 2004, we entered into an agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis® (re-branded as VITAGEL), a composite liquid hemostat, and the CELLPAKER® collection system, used together with VITAGEL to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products and have begun the process to allow us to assume full responsibility for the oversight and management of the manufacturing of such products by early 2006. The gross margin percentage for VITAGEL and the CELLPAKER system is expected to be lower than that for our current VITOSS product line.

CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the interim financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission, which includes consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. We believe the following critical accounting policies, which have been reviewed with the Audit Committee, affect our more significant judgments and estimates used in the preparation of our consolidated interim financial statements.

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”) that provided for the payment of revenue interest to Paul Royalty in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (EITF 88-18”). The products that are subject to the revenue interest have been approved and marketed for approximately four years or are still under development. For these reasons, as of March 31, 2005 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have fully charged and, for the foreseeable future, we will continue to fully charge revenue interest expense for the revenue interest due to Paul Royalty as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $239,430 and $192,751 has been recorded for the three months ended March 31, 2005 and 2004, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For the three months ended March 31, 2005 and 2004, we recorded $67,865 and $114,477, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For options granted to employees, SFAS No. 123 allows a company to either record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value in the financial statement footnotes. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25 and disclose the SFAS No. 123 fair value.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2005), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is annual periods beginning after June 15, 2005. We estimate that the effect on net loss and loss per share in the periods following adoption of SFAS No. 123R will be consistent with our proforma disclosure under SFAS No. 123. However, the actual effect on net loss and loss per share will vary depending upon the number of grants of options in 2005 compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our stock. Cash and cash equivalents were $5,190,717 and $9,831,544 at March 31, 2005 and December 31, 2004, respectively. In addition, we had $16,559,539 and $3,533,663 at March 31, 2005 and $15,833,552 and $3,039,485 at December 31, 2004 in short-term and long-term investments, respectively.

The following is a summary of selected cash flow information:

	Three Months Ended March 31
	2005	2004
Net loss	$(2,889,536)	$(2,623,336)
Increase in inventories	(2,245,743)	(2,101,814)
Increase in prepaid revenue interest expense	(1,098,416)	(550,099)
Increase in accounts payable	3,530,068	557,413
Other net cash provided by (used in) operating activities	26,617	(640,084)

Net cash used in operating activities	$(2,677,010)	$(5,357,920)

Net cash used in investing activities	(1,778,138)	(268,997)

Net cash used in financing activities	(88,097)	(30,711)

Effect of exchange rate changes on cash and cash equivalents	(97,582)	12,158

Net cash used in operating activities

Operating Cash Inflows –

Operating cash inflows for the three months ended March 31, 2005 and 2004 have been derived primarily from VITOSS, VITAGEL (2005 only) and IMBIBE product sales in the U.S. and from VITOSS, CORTOSS, and ALIQUOT product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and short-term investments.

Operating Cash Outflows –

Our operating cash outflows for the three months ended March 31, 2005 have primarily been used for (i) payment of sales commissions on growing product sales, and (ii) payment of the contractually required advance payment of $1,600,000 to Paul Royalty. During the first quarter of 2005, the increase in inventories was primarily funded through an increase in accounts payable.

Our operating cash outflows for the three months ended March 31, 2004 have primarily been used for the production of inventory, including inventory to support the commercial launch of new product configurations under our VITOSS product platform, payment of sales commissions on growing product sales and headcount additions as we invested in our distribution network through the expansion of our direct sales team in support of growing U.S. product sales related to VITOSS and IMBIBE. In addition, funds have been used for development and pre-clinical and clinical activities in preparation for regulatory filings of our products in development. Additionally for the three months ended March 31, 2004, we paid a contractually required advance payment of $1,100,000, less the $357,150 prepaid revenue interest expense as of December 31, 2003, to Paul Royalty.

Operating Cash Flow Requirements Outlook –

We expect to focus our efforts on sales growth under our VITOSS product line for 2005 through additional extensions of our VITOSS FOAM product line configurations and the launch of VITAGEL, on the collection and publication of VITOSS post-clinical data for marketing and sales purposes, and on continual improvements to our distribution channels. We expect to continue to use cash to build inventories for new product launches and to support the launch of VITAGEL. As a result, there may be future quarterly fluctuations in spending. Prior to the launch of each new product line configuration, significant inventory levels must be manufactured. The inventory may be manufactured in anticipation of the receipt of regulatory clearance and may be initially built with one-year shelf life, so as to accelerate the commercial launch of the product, once cleared, to our field sales network of independent sales agencies and direct sales representatives. If the inventory is built in the reporting periods prior to the receipt of the required regulatory clearance, the cost of the inventory manufactured will be expensed in accordance with SFAS No. 2 “Accounting for Research and Development Costs.”

Additionally, we expect to continue to use cash and cash equivalents during 2005 in operating activities associated with clinical trials in the U.S. for CORTOSS, research and development and product development for our VITOSS product line, and the associated marketing and sales activities with VITOSS, IMBIBE and VITAGEL in the U.S. and VITOSS, CORTOSS and ALIQUOT outside the U.S. We expect to incur approximately $4,500,000 in external costs over the next two to three years in the execution of the

CORTOSS pivotal clinical study in the U.S. The timing of such expense is largely dependent upon the rate of patient enrollment in the study.

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

Agreement with Kensey Nash Corporation Approximately 57% of our product sales during the three months ended March 31, 2005 were from products based upon our VITOSS platform, which are co-developed with Kensey. As of March 31, 2005 and December 31, 2004, we owed Kensey $3,656,652 and $1,511,862, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the consolidated balance sheets. We expect the amount of product inventory to be manufactured by Kensey on our behalf during the remainder of 2005 to be approximately $2,800,000, which reflects a greater portion of inventory replenishment rather than launch quantity production.

Agreement with Cohesion Technologies, Inc. We expect to spend approximately $1,600,000 during 2005 to complete the transfer of manufacturing responsibilities, most of which is expected to be capitalized. The gross margin percentage for VITAGEL and CELLPAKER is expected to be lower than that for our current VITOSS Bone Graft Substitute product line.

Revenue Interest The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum rate of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest.

During the remaining term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2005, Paul Royalty paid to us $262,154 which represents the balance of the prepaid revenue interest expense outstanding as of December 31, 2004. In January 2005, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000, which was paid to Paul Royalty during January 2005. The amount of the advance payment shall be $3,000,000 in each of the years 2006 through 2016. While we believe that we will have sufficient cash to make the required 2006 and 2007 advance payments to Paul Royalty, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2008 through 2016. Advance payments affect cash flow when made, but they affect reported earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that period, with any excess advance payments to be refunded to us shortly after the end of the year.

Net cash used in investing activities

We have invested $445,243 and $268,997 for the three months ended March 31, 2005 and 2004, respectively, primarily for the purchase of equipment, leasehold improvements and research and development equipment in order to further expand our product development and manufacturing capabilities relating to VITOSS and VITAGEL.

Net cash used for the purchase of investments was $1,332,895 during the three months ended March 31, 2005.

Investing Cash Outlook -

We expect the rate at which we invest funds in 2005 related to the purchase of leasehold improvements and capital equipment to increase by approximately $1,000,000 as compared to 2004. The anticipated investments in additional manufacturing equipment primarily relate to our assumption in 2005 of full manufacturing responsibilities related to VITAGEL by early 2006 and to our VITOSS Bone Graft Substitute product line extensions. We will seek to finance new capital investments through notes payable or capital leases under an equipment line of credit.

Net cash used in financing activities

Financing Cash Inflows -

During the three months ended March 31, 2005 and 2004, we received $61,741 and $94,430, respectively, from stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan.

Financing Cash Outflows –

During the three months ended March 31, 2005 and 2004, $149,838 and $114,374, respectively, were used to repay capital lease obligations and notes payable.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as it relates to the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of cash needed for operating activities for at least the next two years, if ever. Until such sales levels are achieved, we expect to continue to use cash, cash equivalents, and investments to fund operating and investing activities. We believe our existing cash, cash equivalents, and investments of $25,283,919 as of March 31, 2005, will be sufficient to meet our currently estimated operating and investing requirements through at least 2006. We will seek to finance a portion of our capital equipment needs through indebtedness secured by notes payable.

Contractual Obligation and Commercial Commitments

Our commitments and contingencies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2004. There have not been any significant changes to matters discussed except as disclosed herein.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the future as we continue our product development efforts.

Product Sales. Product sales for the three months ended March 31, 2005 increased 55% to $7,885,737 from $5,102,518 for the same period in 2004. Sales growth was primarily attributable to the expansion of our existing product portfolio and improved market penetration in the U.S., reflecting the increased size of the U.S. field sales network, which resulted in improved market coverage. Approximately 57% of our product sales during the three months ended March 31, 2005 were from new VITOSS FOAM products launched since the first quarter of 2004. In addition, newly launched VITAGEL contributed approximately 6% of product sales for the first quarter of 2005. For the three months ended March 31, 2005, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBE. For the three months ended March 31, 2004, 92% of product sales were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during both periods in 2005 and 2004, were a result of VITOSS, CORTOSS and ALIQUOT® sales outside the U.S., primarily in Europe.

Gross Profit. Gross profit for the three months ended March 31, 2005 and 2004 was $5,388,854 and $4,173,406, respectively. As a percentage of sales, gross profit was 68% for the three months ended March 31, 2005, as compared to 82% for the same period in 2004. The lower gross profit percentage for 2005 primarily reflected the shift in product mix primarily toward the VITOSS FOAM product platform, which has a lower gross profit percentage on a higher average selling price per unit as compared to our other products, as well as the effect of VITAGEL product sales, which also has a lower gross profit.

Operating Expenses. Operating expenses for the three months ended March 31, 2005 and 2004 were $8,182,136 and $6,625,478, respectively, which represents a 23% increase as compared to a 55% increase in product sales for the periods.

General & administrative expenses represented 22% of product sales for the three months ended March 31, 2005 and 2004. General & administrative expenses for the three months ended March 31, 2005 increased to $1,716,317 from $1,146,369 for the same period in 2004 primarily due to consulting costs incurred during 2005 associated with Sarbanes-Oxley compliance initiatives for the 2004 audit, additional headcount, and legal expenses, including patent-related legal costs in connection with additional filings associated with our new products.

Selling & marketing expenses decreased to 65% of product sales for the three months ended March 31, 2005 as compared to 84% of product sales for the same period in 2004. Selling & marketing expenses were $5,086,394 for the three months ended March 31, 2005, a 19% increase from $4,268,087 for the three months ended March 31, 2004. Selling and marketing expenses increased primarily due to higher costs incurred by increasing the size of our sales management team and expanding our field sales team of direct sales representatives to support the growth of U.S product sales. The remainder of the increase in selling and marketing expenses was due to higher commissions paid in the U.S. as a result of increased product sales in 2005.

Research & development expenses decreased to 17% of product sales for the first three months of 2005 as compared to 24% of product sales for the 2004 period. Research & development expenses increased $168,403 to $1,379,425 for the three months ended

March 31, 2005 from $1,211,022 for the first quarter 2004. The 14% increase is primarily due to costs associated with the enrollment of patients in our CORTOSS clinical trial in the U.S.

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $96,254 and $171,264 of net other expense for the three months ended March 31, 2005 and 2004, respectively. The decrease in net other expense between 2005 and 2004 is primarily attributed to higher interest income, as a result of higher average cash, cash equivalent and investment balances, partially offset by increased revenue interest expense under the arrangement with Paul Royalty incurred as a result of higher product sales.

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

As of March 31, 2005 and December 31, 2004, our total exposure to foreign currency risk in U.S. dollar terms was approximately $1,787,000, or 3.7% of our total assets, and $1,907,000, or 4.0% of our total assets, respectively. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $179,000 at March 31, 2005 and $191,000 at December 31, 2004.

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

As of March 31, 2005 and December 31, 2004, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit 10.1	Amendment to the Development and Distribution Agreement dated February 28, 2005 between Kensey Nash Corporation and Orthovita, Inc.

Exhibit 10.2	Amendment to the Revenue Interests Assignment Agreement dated January 21, 2005 between Paul Royalty Fund, L.P. and Vita Special Purpose Corp.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act, as amended

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act, as amended

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC. (Registrant)

May 6, 2005	By:	/s/ ANTONY KOBLISH
Antony Koblish Chief Executive Officer and President (Principal executive officer)

May 6, 2005	By:	/s/ JOSEPH M. PAIVA
Joseph M. Paiva Chief Financial Officer (Principal financial and accounting officer)