Form 10-Q
period 2005-06-30
ORTHOVITA INC
filed 2005-08-09
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005.

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

Class

Outstanding as of August 8, 2005

Common Stock, par value $.01

47,956,211 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,000,482	$9,831,544
Short-term investments	8,455,899	15,833,552
Accounts receivable, net of allowance for doubtful accounts of $78,045 and $75,681, respectively	4,682,662	4,498,049
Inventories	11,695,418	8,998,361
Prepaid revenue interest expense	1,118,139	262,154
Other current assets	383,482	535,348

Total current assets	34,336,082	39,959,008

Property and equipment, net	4,773,109	4,606,287
Long-term investments	3,526,170	3,039,485
Other assets	436,296	407,181

Total assets	$43,071,657	$48,011,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$322,237	$456,024
Current portion of capital lease obligations	30,327	28,648
Accounts payable	2,868,792	1,939,459
Accrued compensation and related expenses	1,123,430	1,240,825
Other accrued expenses	2,100,596	1,997,843

Total current liabilities	6,445,382	5,662,799

LONG-TERM LIABILITIES:
Other long-term liabilities	178,187	165,704
Notes payable	312,257	459,783
Capital lease obligation	16,497	32,093
Revenue interest obligation	7,167,700	7,167,700

Total long-term liabilities	7,674,641	7,825,280

Total liabilities	14,120,023	13,488,079

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, 20,000,000 shares authorized, designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, $.01 par value, 2,000 shares authorized, 0 and 117 shares issued and outstanding	0	1
Common Stock, $.01 par value, 100,000,000 shares authorized, 47,894,033 and 47,146,232 shares issued and outstanding	478,940	471,462
Additional paid-in capital	139,058,616	138,797,392
Accumulated deficit	(110,841,833)	(105,210,794)
Accumulated other comprehensive income	255,911	465,821

Total shareholders’ equity	28,951,634	34,523,882

	$43,071,657	$48,011,961

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Unaudited)
PRODUCT SALES	$8,470,111	$5,612,129	$16,355,848	$10,714,647
COST OF SALES	2,848,180	1,164,092	5,345,063	2,093,204

GROSS PROFIT	5,621,931	4,448,037	11,010,785	8,621,443

OPERATING EXPENSES:
General and administrative	1,696,879	1,225,473	3,413,196	2,371,842
Selling and marketing	4,893,452	4,309,554	9,979,846	8,577,641
Research and development	1,713,441	1,389,754	3,092,866	2,600,776

Total operating expenses	8,303,772	6,924,781	16,485,908	13,550,259

OPERATING LOSS	(2,681,841)	(2,476,744)	(5,475,123)	(4,928,816)

INTEREST EXPENSE	(114,702)	(19,502)	(227,785)	(42,095)
REVENUE INTEREST EXPENSE	(242,431)	(168,905)	(481,861)	(361,656)
INTEREST INCOME	297,471	31,177	553,730	75,257

NET LOSS	$(2,741,503)	$(2,633,974)	$(5,631,039)	$(5,257,310)

NET LOSS PER SHARE, BASIC AND DILUTED	$(.06)	$(.06)	$(.12)	$(.13)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	47,869,321	41,852,124	47,853,324	41,788,011

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(5,631,039)	$(5,257,310)
Adjustments to reconcile net loss to net cash used in operating activities - Depreciation and amortization	790,850	565,020
Common stock issued for services rendered	38,093	—
Common stock options issued for services rendered	80,861	350,905
(Increase) decrease in -
Accounts receivable	(184,613)	(1,091,749)
Inventories	(2,697,057)	(3,879,916)
Prepaid revenue interest expense	(855,985)	(381,192)
Other current assets	151,866	(156,451)
Other assets	(126,726)	(39,814)
Increase (decrease) in -
Accounts payable	929,333	1,547,605
Accrued compensation and related expenses	(117,395)	(428,294)
Other accrued expenses	102,753	192,495
Other long-term liabilities	12,483	30,805

Net cash used in operating activities	(7,506,576)	(8,547,896)

INVESTING ACTIVITIES:
Purchases of investments	(5,277,385)	—
Proceeds from sale of investments	11,990,000	1,998,000
Proceeds from sale of property and equipment	—	14,490
Purchases of property and equipment	(687,668)	(489,029)

Net cash provided by investing activities	6,024,947	1,523,461

FINANCING ACTIVITIES:
Repayment of notes payable	(281,313)	(145,742)
Repayments of capital lease obligations	(13,917)	(58,089)
Proceeds from notes payable	—	206,883
Costs associated with sale of common stock	—	(10,767)
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	149,747	846,647

Net cash (used in) provided by financing activities	(145,483)	838,932

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(203,950)	101,169

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,831,062)	(6,084,334)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,831,544	20,464,350

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,000,482	$14,380,016

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

We are a biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. We develop and market synthetic-based biomaterial products for use in spine surgery, the repair of fractures, and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. We also distribute products, which compliment our biomaterials platforms. Our products are used in the regeneration of bone.

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market and VITAGEL™, which is a hemostatic agent. Our longer-term U.S. clinical program is focused on our internally developed CORTOSS® Synthetic Cortical Bone technology platform, which is primarily designed for injections in osteoporotic spines to treat vertebral compression fractures. In addition, we employ in-house research and development to create new biomaterial technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) and Angiotech Pharmaceuticals, Inc. (“Angiotech”) (a shareholder of the Company) to develop and/or market novel synthetic-based biomaterial products and continue to pursue similar relationships with other leaders in biomaterials.

We believe our existing cash, cash equivalents, short-term and long-term investments of $19,982,551 as of June 30, 2005, will be sufficient to meet our currently estimated operating and investing requirements through at least 2006.

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

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock and Common Stock options and warrants. As of June 30, 2004, 204 shares of outstanding Preferred Stock were assumed converted into 1,195,779 shares of Common Stock for the basic and diluted net loss per common share calculation as these shares will automatically convert to Common Stock when the beneficial ownership limitation lapses (see Note 6). As of June 30, 2005, no Preferred Stock was outstanding. However, 7,704,727 and 7,625,852 Common Stock options and warrants were excluded from our computation of diluted net loss per common share for the three and six months ended June 30, 2005 and 2004, respectively, since they were anti-dilutive due to our losses.

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For the three and six months ended June 30, 2005, we recorded $12,996 and $80,861, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For the three and six months ended June 30, 2004, we recorded $236,428 and $350,905, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For options granted to employees, SFAS No. 123 allows a company to either record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value in the financial statement footnotes. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25 and disclose the SFAS No. 123 fair value.

The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock option grants in each period.

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net loss:
As reported	$(2,741,503)	$(2,633,974)	$(5,631,039)	$(5,257,310)

Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(735,561)	(1,222,390)	(1,468,369)	(1,820,600)

Pro forma	$(3,477,064)	$(3,856,364)	$(7,099,408)	$(7,077,910)

Basic and diluted net loss per share:
As reported	$(.06)	$(.06)	$(.12)	$(.13)

Pro forma	$(.07)	$(.09)	$(.15)	$(.17)

Pro forma financial information required by SFAS No. 123 has been determined as if we had accounted for all outstanding and unvested stock option grants using the Black-Scholes fair value option pricing model with the following weighted average assumptions for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Weighted average fair value of options granted	$3.32	$4.48	$3.56	$4.34
Risk-free interest rate	3.94%	3.66%	3.81%	3.37%
Volatility	81%	86%	81%	86%
Dividend yield	0%	0%	0%	0%
Expected life	6 years	6 years	6 years	6 years

The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases (See “Recent Accounting Pronouncements” for information regarding SFAS No. 123R).

Supplemental Cash Flow Information

During the three and six months ended June 30, 2005, we granted options for the purchase of 5,000 and 27,500 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $12,996 and $80,861, respectively. During the three and six months ended June 30, 2004, we granted options for the purchase of 60,200 and 98,700 shares of Common Stock with various exercise prices in consideration for services valued at $236,428 and $350,905, respectively.

During the three and six months ended June 30, 2005, we issued 4,625 and 9,667 shares of Common Stock valued at $18,225 and $38,093, respectively, pursuant to a clinical assessment agreement, which was included in research and development expenses on the consolidated statements of operations.

On June 27, 2003, the shares of Series A Preferred Stock became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock (the “Series A Preferred Stock Designations”) as a result of the average of the closing prices of our Common Stock as reported on the Nasdaq National Market over the 20 trading days ended June 26, 2003. For the six months ended June 30, 2005 and 2004, 117 and 103 shares of Series A Preferred Stock automatically converted into 685,816 and 603,750 shares of Common Stock, respectively.

Cash paid for interest expense and revenue interest expense for the three months ended June 30, 2005 was $114,702 and $242,431, respectively. Cash paid for interest expense and revenue interest expense for the six months ended June 30, 2005 was $227,785 and $481,861, respectively. Cash paid for interest expense and revenue interest expense for the three months ended June 30, 2004 was $19,502 and $168,905, respectively. Cash paid for interest expense and revenue interest expense for the six months ended June 30, 2004 was $42,095 and $361,656, respectively.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of the consolidated balance sheets. For the three and six months ended June 30, 2005 and 2004, comprehensive loss was:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net loss	$(2,741,503)	$(2,633,974)	$(5,631,039)	$(5,257,310)

Unrealized gain (loss) on investments	11,218	—	(5,960)	—
Foreign currency translation	(106,368)	89,011	(203,950)	101,169

Total other comprehensive income (loss)	(95,150)	89,011	(209,910)	101,169

Comprehensive loss	$(2,836,653)	$(2,544,963)	$(5,840,949)	$(5,156,141)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and similar awards. In April 2005, the SEC deferred implementation of SFAS No. 123R for certain registrants to no later than the beginning of the first fiscal year after June 15, 2005. Historically, we have elected to follow the intrinsic value method in accounting for our employee stock options. Accordingly, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Upon the adoption of SFAS No. 123R, we will be required to expense stock options in our Consolidated Statements of Operations over the vesting period based upon the fair value on the grant date. The actual effect on net loss and loss per share will vary depending upon the number of grants of options during 2005 and in subsequent periods as compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value.

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

2. CASH, CASH EQUIVALENTS AND INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of June 30, 2005 and December 31, 2004, cash, cash equivalents and investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
As of June 30, 2005:
Cash and cash equivalents	$8,000,482	$—	$—	$8,000,482
Short-term investments:
Corporate commercial paper	8,474,344	—	(18,445)	8,455,899
Long-term investments:
Corporate bonds	3,544,185	—	(18,015)	3,526,170

	$20,019,011	$—	$(36,460)	$19,982,551

As of December 31, 2004:
Cash and cash equivalents	$9,831,544	$—	$—	$9,831,544
Short-term investments	15,857,774	834	(25,056)	15,833,552
Long-term investments	3,045,763	27	(6,305)	3,039,485

	$28,735,081	$861	$(31,361)	$28,704,581

Amortization expense related to the premium on purchased investments was $76,841 and $172,393 for the three and six months ended June 30, 2005, respectively.

3. INVENTORIES:

As of June 30, 2005 and December 31, 2004, inventories consisted of the following:

	June 30, 2005	December 31, 2004
Raw materials	$354,593	$504,217
Work-in-process	3,859,142	3,414,068
Finished goods	7,481,683	5,080,076

	$11,695,418	$8,998,361

The increase in inventories for the six months ended June 30, 2005 has primarily been a result of production of inventory to support the multiple commercial launches of new product configurations under our VITOSS FOAM product platform and the production of CORTOSS to support product sales in Europe. For the six months ended June 30, 2005 and the year ended December 31, 2004, cost of sales includes a provision of $573,080 and $1,590,856, respectively, to write down inventory to its net realizable value.

4. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”) that provided for the payment of revenue interest to Paul Royalty in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”).

The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum of 4.375% if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. As a result of this provision, during 2004 and the six months ended June 30, 2005, Paul Royalty received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS.

The products that are subject to the revenue interest have been approved and launched at various times over the last four years or are still under development. For these reasons, as of June 30, 2005 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have fully charged and, for the foreseeable future, we will continue to fully charge revenue interest expense for the revenue interest due to Paul Royalty as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $242,431 and $481,861 has been recorded for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2004, revenue interest expense of $168,905 and $361,656 has been recorded, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

Throughout the term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, which was paid to Paul Royalty during February 2004, net of the $357,150 balance in prepaid revenue interest expense outstanding as of December 31, 2003. In January 2005, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000, which was paid to Paul Royalty during January 2005. Paul Royalty paid to us the $262,154 balance in prepaid revenue interest expense outstanding as of December 31, 2004. The amount of the advance payment shall be $3,000,000 in each of the years 2006 through 2016. While we believe that we will have sufficient cash to make the required 2006 advance payment to Paul Royalty, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2007 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

As of June 30, 2005, we were in compliance with all financial covenants. However, if we fail to maintain certain specified balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of June 30, 2005, we would have owed Paul Royalty $24,847,975. We do not expect to be out of compliance with the financial covenants of the revenue interest obligation in the foreseeable future.

5. OTHER ACCRUED EXPENSES:

As of June 30, 2005 and December 31, 2004, other accrued expenses consisted of the following:

	June 30, 2005	December 31, 2004
Commissions payable	$595,344	$613,660
Accrued professional fees	463,917	580,050
Royalties payable	270,934	206,246
Other	770,401	597,887

	$2,100,596	$1,997,843

6. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2004 through June 30, 2005.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2004	47,146,232	$34,523,882
Conversion of preferred stock to common stock	685,816	—
Issuance of common stock for services rendered	9,667	38,093
Issuance of common stock options for services rendered	—	80,861
Exercise of common stock options and common stock purchased under the employee stock purchase plan	52,318	149,747
Unrealized loss on investments	—	(5,960)
Currency translation adjustment	—	(203,950)
Net loss	—	(5,631,039)

	47,894,033	$28,951,634

Preferred Stock and Warrants

During the six months ended June 30, 2005 and 2004, 117 and 103 shares of Series A Preferred Stock automatically converted into 685,816 and 603,750 shares of Common Stock, respectively.

Common Stock

During the three and six months ended June 30, 2005, we issued 4,625 and 9,667 shares of Common Stock valued at $18,225 and $38,093, respectively, pursuant to a clinical assessment agreement, which was included in research and development expenses on the consolidated statements of operations.

Common Stock Options

During the three and six months ended June 30, 2005, stock options to purchase 24,475 and 39,975 shares of Common Stock were exercised for proceeds of $68,802 and $112,352, respectively. During the three and six months ended June 30, 2004, stock options to purchase 88,841 and 116,505 shares of Common Stock were exercised for proceeds of $218,020 and $292,475, respectively.

During the three and six months ended June 30, 2005, we granted options for the purchase of 5,000 shares and 27,500 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $12,996 and $80,861, respectively. During the three and six months ended June 30, 2004, we granted options for the purchase of 60,200 shares and 98,700 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $236,428 and $350,905, respectively. The stock options granted during the three and six months ended June 30, 2005 and 2004 were valued using the Black-Scholes model and was included in selling and marketing expenses on the consolidated statements of operations during the applicable periods. The stock options were for services rendered and were fully vested on the date of grant.

Employee Stock Purchase Plan

During the three and six months ended June 30, 2005, 5,750 and 12,343 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $19,204 and $37,395, respectively. During the three and six months ended June 30, 2004, 6,202 and 13,882 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $19,908 and $39,884, respectively.

Common Stock Purchase Warrants

Summary Common Stock warrant information as of June 30, 2005 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range
2005	113,559	$5.26 - $5.90
2007	10,000	$1.75
2008	104,000	$2.80
2008	1,004,540	$2.90 -$4.00

Total	1,232,099	$1.75 - $5.90

7. PRODUCT SALES:

For the three and six months ended June 30, 2005 and 2004, product sales by geographic market were as follows:

	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004
PRODUCT SALES
United States	$7,835,443	$5,193,181	$15,199,113	$9,886,101
Outside the United States	634,668	418,948	1,156,735	828,546

Total product sales	$8,470,111	$5,612,129	$16,355,848	$10,714,647

Approximately 58% of our product sales during the three and six months ended June 30, 2005, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 8).

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

During the six months ended June 30, 2005 and 2004, we purchased $3,270,303 and $2,215,692, respectively, of product inventory manufactured by Kensey on our behalf. As of June 30, 2005 and December 31, 2004, we owed Kensey $1,402,044 and $1,511,862, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the consolidated balance sheet. All product royalty expense payable to Kensey is included in cost of sales on the consolidated statements of operations as we recognize product sales revenue from our customers.

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

Agreement with Cohesion Technologies, Inc., an affiliate of Angiotech Pharmaceutical, Inc. (a shareholder of the Company)

In June 2004, we entered into an agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis® (re-branded as VITAGEL™), a composite liquid hemostat, and the CELLPAKER® plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products and have begun the process to allow us to assume full responsibility for the oversight and management of the manufacturing of such products by early 2006. The gross margin percentage for VITAGEL and the CELLPAKER system is expected to be lower than that for our current VITOSS Bone Graft Substitute product line. All product royalty expense payable to Angiotech is included in cost of sales on the consolidated statements of operations, as we recognize product sales revenue from our customers. During the six months ended June 30, 2005, we purchased $875,675 of product inventory from Angiotech, and as of June 30, 2005, we owed Angiotech $210,589 for manufactured product inventory, which is included in accounts payable on the consolidated balance sheet.

9. RELATED-PARTY TRANSACTIONS

Agreement with Cohesion Technologies, Inc., an affiliate of Angiotech Pharmaceutical, Inc. (a shareholder of the company) (see Note 8).

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

OVERVIEW AND GENERAL DEVELOPMENT OF OUR BUSINESS

We are a biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. We develop and market synthetic-based biomaterial products for use in spine surgery, the repair of fractures, and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. We also distribute products, which compliment our biomaterials platforms. Our products are used in the regeneration of bone.

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market and VITAGEL™, which is a hemostatic agent. Our longer-term U.S. clinical program is focused on our internally developed CORTOSS® Synthetic Cortical Bone technology platform, which is primarily designed for injections in osteoporotic spines to treat vertebral compression fractures. In addition, we employ in-house research and development to create new biomaterial technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) and Angiotech Pharmaceuticals, Inc. (“Angiotech”) (a shareholder of the Company) to develop and/or market novel synthetic-based biomaterial products and continue to pursue similar relationships with other leaders in biomaterials.

We believe our existing cash, cash equivalents, short-term and long-term investments of $19,982,551 as of June 30, 2005, will be sufficient to meet our currently estimated operating and investing requirements through at least 2006.

Product sales for the three months ended June 30, 2005 grew 51% to $8,470,111, as compared to $5,612,129 for the same period in 2004. Sales growth was primarily attributable to the continued expansion of our product portfolio as well as improved market penetration in the U.S. as we refine our U.S. field sales network. Approximately 58% of our product sales during the three months ended June 30, 2005 were from VITOSS® FOAM products launched since the first quarter of 2004. In addition, VITAGELTM, which was launched at the start of 2005, contributed approximately 8% of product sales for the second quarter of 2005. Orthovita has grown its product sales for the nineteenth consecutive quarter, of which the last six quarters were in excess of 50% in comparison to the respective prior year period. Product sales for the six months ended June 30, 2005 grew 53% to $16,355,848, as compared to $10,714,647 for the same period in 2004. For the three and six months ended June 30, 2005, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBETM. For the three and six months ended June 30, 2004, 93% and 92%, respectively, of product sales were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during both periods in 2005 and 2004, were a result of VITOSS, CORTOSS® and ALIQUOTTM sales outside the U.S., primarily in Europe.

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

Additionally, in June 2004, we entered into an agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis® (re-branded as VITAGEL), a composite liquid hemostat, and the CELLPAKER® collection system, used together with VITAGEL to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products and have begun to assume full responsibility for the oversight and management of the manufacturing of such products by early 2006. The gross margin percentage for VITAGEL and the CELLPAKER system is expected to be lower than that for our current VITOSS product line.

CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements. Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission, which includes consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. We believe the following critical accounting policies, which have been reviewed with the Audit Committee, affect our more significant judgments and estimates used in the preparation of our consolidated interim financial statements. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”) that provided for the payment of revenue interest to Paul Royalty in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). The products that are subject to the revenue interest have been approved and marketed for approximately four years or are still under development. For these reasons, as of June 30, 2005 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have fully charged and, for the foreseeable future, we will continue to fully charge revenue interest expense for the revenue interest due to Paul Royalty as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $242,431 and $481,861 has been recorded for the three and six months ended June 30, 2005, respectively. Revenue interest expense of $168,905 and $361,656 has been recorded for the three and six months ended June 30, 2004, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For the three and six months ended June 30, 2005, we recorded $12,996 and $80,861, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For the three and six months ended June 30, 2004, we recorded $236,428 and $350,905, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For options granted to employees, SFAS No. 123 allows a company to either record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value in the financial statement footnotes. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25 and disclose the SFAS No. 123 fair value.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and similar awards. In April 2005, the SEC deferred implementation of SFAS No. 123R for certain registrants to no later than the beginning of the first fiscal year after June 15, 2005. The actual effect on net loss and loss per share will vary depending upon the number of grants of options during 2005 and in subsequent periods as compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our stock. Cash and cash equivalents were $8,000,482 and $9,831,544 at June 30, 2005 and December 31, 2004, respectively. In addition, we had $8,455,899 and $3,526,170 at June 30, 2005 and $15,833,552 and $3,039,485 at December 31, 2004 in short-term and long-term investments, respectively.

The following is a summary of selected cash flow information:

	Six Months Ended June 30
	2005	2004
Net loss	$(5,631,039)	$(5,257,310)
Increase in inventories	(2,697,057)	(3,879,916)
Increase in prepaid revenue interest expense	(855,985)	(381,192)
Increase in accounts payable	929,333	1,547,605
Other net cash provided by (used in) operating activities	748,172	(577,083)

Net cash used in operating activities	$(7,506,576)	$(8,547,896)

Net cash provided by investing activities	6,024,947	1,523,461

Net cash (used in) provided by financing activities	(145,483)	838,932

Effect of exchange rate changes on cash and cash equivalents	(203,950)	101,169

Net cash used in operating activities

Operating Cash Inflows –

Operating cash inflows for the six months ended June 30, 2005 and 2004 have been derived primarily from VITOSS, VITAGEL (2005 only) and IMBIBE product sales in the U.S. and from VITOSS, CORTOSS, and ALIQUOT product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and short-term investments.

Operating Cash Outflows –

Our operating cash outflows for the six months ended June 30, 2005 have primarily been used to fund operations, and include (i) an increase inventories in order to support product sales (ii) payment of sales commissions on growing product sales, and (iii) payment of the contractually required advance payment of $1,600,000 to Paul Royalty.

Our operating cash outflows for the six months ended June 30, 2004 have primarily been used for the production of inventory, including the inventory build to support the commercial launch of new product configurations under our VITOSS Scaffold FOAM product platform, payment of sales commissions on growing product sales and headcount additions, as we invest in our distribution network through strengthening our sales management team. Additionally, operating cash outflows have been utilized for development and pre-clinical and clinical activities in preparation for regulatory filings of our products. In addition, funds have been used for the expansion of our direct sales team in support of growing U.S. product sales related to VITOSS and IMBIBE and near-term product development. In addition, funds have been used to pay the contractually required advance payment to Paul Royalty of $381,192 during the six months ended June 30, 2004

Operating Cash Flow Requirements Outlook –

We expect to focus our efforts on sales growth under our VITOSS product line for 2005 through additional extensions of our VITOSS FOAM product line configurations, on the launch of VITAGEL and as we transition in-house the manufacturing and supply of VITAGEL from Cohesion, on the collection and publication of VITOSS post-clinical data for marketing and sales purposes, and on continual improvements to our distribution channels. Additionally, we anticipate an increase in spending during the remainder of 2005 and into 2006 as we continue to increase the number of our direct sales representatives.

We expect to continue to use cash to build inventories to support sales for new product launches. While inventories may increase as our product sales and customer base increases, we hope such increases will be more modest in comparison to the past as we strive to improve inventory turns. As a result, there may be future quarterly fluctuations in spending. Prior to the launch of each new product line configuration, significant inventory levels must be manufactured. The inventory may be manufactured in anticipation of the receipt of regulatory clearance and may be initially built with one-year shelf life, so as to accelerate the commercial launch of the product, once cleared, to our field sales network of independent sales agencies and direct sales representatives. If the inventory is built in the reporting periods prior to the receipt of the required regulatory clearance, the cost of the inventory manufactured will be expensed in accordance with SFAS No. 2 “Accounting for Research and Development Costs.”

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

Our operating cash flow requirements are heavily dependent upon the timing of receipt of regulatory clearance for new product line configurations, the timing of inventory builds to support product launches and related inventory valuations, the timing of subsequent launches and acceptance of our new product line configurations, such as VITAGEL and VITOSS FOAM Pack, the rate at which we add new direct sales representatives and the rate at which our field sales network generates sales in their respective territories. Accordingly, for 2005, our operating cash flow requirements may still be subjected to quarterly volatility, up or down. If additional regulatory clearances for new product line configurations are not obtained, we do not expect sales to generate cash flow in excess of operating expenses through at least the next calendar year, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and short-term investments to fund operating activities.

Agreement with Kensey Nash Corporation Approximately 58% of our product sales during the six months ended June 30, 2005 were from products based upon our VITOSS platform, which are co-developed with Kensey. As of June 30, 2005 and December 31, 2004, we owed Kensey $1,402,044 and $1,511,862, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the consolidated balance sheets.

Agreement with Cohesion Technologies, Inc. The gross margin percentage for VITAGEL and CELLPAKER is expected to be lower than that for our current VITOSS Bone Graft Substitute product line.

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

During the remaining term of the Paul Royalty revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2005, Paul Royalty paid to us $262,154 which represents the balance of the prepaid revenue interest expense outstanding as of December 31, 2004. In January 2005, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000, which was paid to Paul Royalty during January 2005. The amount of the advance payment shall be $3,000,000 in each of the years 2006 through 2016. While we believe that we will have sufficient cash to make the required 2006 advance payments to Paul Royalty, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2007 through 2016. Advance payments affect cash flow when made, but they affect reported earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that period, with any excess advance payments to be refunded to us shortly after the end of the year.

Net cash provided by investing activities

We have invested $687,668 and $489,029 for the six months ended June 30, 2005 and 2004, respectively, primarily for the purchase of equipment, leasehold improvements and research and development equipment in order to further expand our product development and manufacturing capabilities relating to VITOSS and VITAGEL. We expect to spend approximately $1,600,000 during 2005 to complete the transfer of manufacturing responsibilities, most of which is expected to be capitalized.

Net cash used for the purchase of investments was $5,277,385 during the six months ended June 30, 2005, and we received proceeds from the sale of investments of $11,990,000 during the six months ended June 30, 2005. During the six months ended June 30, 2004, we received $1,998,000 from the maturity of short-term investments.

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

Net cash (used in) provided by financing activities

Financing Cash Inflows -

During the six months ended June 30, 2005 and 2004, we received $149,747 and $846,647, respectively, from stock option and warrant exercises and purchases of Common Stock under our Employee Stock Purchase Plan.

Financing Cash Outflows –

During the six months ended June 30, 2005 and 2004, $295,230 and $203,831, respectively, were used to repay capital lease obligations and notes payable.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as it relates to the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of cash needed for operating activities through at least the next calendar year, if ever. Until such sales levels are achieved, we expect to continue to use cash, cash equivalents, and investments to fund operating and investing activities. We believe our existing cash, cash equivalents, and investments of $19,982,551 as of June 30, 2005, will be sufficient to meet our currently estimated operating and investing requirements through at least 2006. We will seek to finance a portion of our capital equipment needs through indebtedness secured by notes payable.

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

Product Sales Product sales for the three months ended June 30, 2005 grew 51% to $8,470,111, as compared to $5,612,129 for the same period in 2004. Sales growth was primarily attributable to the continued expansion of our product portfolio as well as improved market penetration in the U.S. as we refine our U.S. field sales network. Approximately 58% of our product sales during the three months ended June 30, 2005 were from VITOSS® FOAM products launched since the first quarter of 2004. In addition, VITAGELTM, which was launched at the start of 2005, contributed approximately 8% of product sales for the second quarter of 2005. Orthovita has grown its product sales for the nineteenth consecutive quarter, of which the last six quarters were in excess of 50% in comparison to the respective prior year period. Product sales for the six months ended June 30, 2005 grew 53% to $16,355,848, as compared to $10,714,647 for the same period in 2004. For the three and six months ended June 30, 2005, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBETM. For the three and six months ended June 30, 2004, 93% and 92%, respectively, of product sales were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during both periods in 2005 and 2004, were a result of VITOSS, CORTOSS® and ALIQUOTTM sales outside the U.S., primarily in Europe.

Gross Profit. The gross profit for the three and six months ended June 30, 2005 was $5,621,931 and $11,010,785, respectively. As a percentage of sales, gross profit was 66% and 67% for the three and six months ended June 30, 2005, respectively. This compares to 79% and 80% for the respective periods in 2004. The lower gross profit percentage for 2005 primarily reflected the shift in product mix toward the VITOSS FOAM product platform, which has a lower gross profit percentage on a higher average selling price per unit as compared to our other products, as well as the effect of VITAGEL product sales, which also has a lower gross profit. In addition, the gross profit percentages for the three and six months ended June 30, 2005 included a $338,080 and $573,080 adjustment, respectively, to write down inventory to its net realizable value. The write down of inventory arose primarily from inventories built with short shelf-life packaging on certain VITOSS FOAM products launched during 2004. Excluding this adjustment, the gross profit would have been $5,960,011 and $11,583,865 for the three and six months ended June 30, 2005, respectively, and the gross profit percentage would have been 70% and 71%, respectively.

Operating Expenses. Operating expenses for the three-month periods ended June 30, 2005 and 2004 were $8,303,772 and $6,924,781, respectively. Operating expenses increased 20% between the second quarters of 2005 and 2004 as compared to a 51% increase in product sales for the respective periods. For the six months ended June 30, 2005 and 2004, operating expenses were $16,485,908 and $13,550,259, respectively, which represents a 22% increase in operating expenses as compared to a 53% increase in product sales for the periods.

General and administrative expenses represented 20% and 22% of product sales for the three-month periods ended June 30, 2005 and 2004, respectively. General and administrative expenses for the three months ended June 30, 2005 increased 38% to $1,696,879 from $1,225,473 for the same period in 2004. General and administrative expenses for the six months ended June 30, 2005 increased 44% to $3,413,196 from $2,371,842 for the same period in 2004, which represented 21% and 22% of the respective six-month periods’ product sales. Increases in general and administrative expenses for both the three and six month periods ended June 30, 2005 were primarily due to additional headcount, Sarbanes-Oxley compliance and a general increase in insurance costs.

Selling and marketing expenses decreased to 58% of product sales for the three months ended June 30, 2005 as compared to 77% of product sales for the same period in 2004. Selling and marketing expenses were $4,893,452 for the three months ended June 30, 2005, which is a 14% increase from $4,309,554 for the three months ended June 30, 2004. For the six months ended June 30, 2005, selling and marketing expenses decreased to 61% of product sales as compared to 80% of product sales for the same period in 2004. Selling and marketing expenses were $9,979,846 for the six months ended June 30, 2005, which is a 16% increase from $8,577,641 for the six months ended June 30, 2004. Selling and marketing expenses increased for both periods in 2005 primarily due to higher costs incurred by increasing the size of our sales management team and expanding our field sales team of direct sales representatives to support the growth of U.S product sales. The remainder of the increase in selling and marketing expenses for the six months ended June 30, 2005 was due to higher commissions paid in the U.S. as a result of increased product sales in 2005.

Research and development expenses decreased to 20% of product sales for the three months June 30, 2005 as compared to 25% of product sales for the same period in 2004. Research and development expenses were $1,713,441 for the three months ended June 30, 2005, which is a 23% increase from $1,389,754 for the same period in 2004. For the six months ended June 30, 2005, research and development expenses decreased to 19% of product sales as compared to 24% of product sales for the same period in 2004. Research and development expenses were $3,092,866 for the six months ended June 30, 2005, which is a 19% increase from $2,600,776 for the same period in 2004. The increases in research and development expenses for both periods in 2005 are primarily due to costs associated with the enrollment of patients in our CORTOSS clinical trial in the U.S. and are partially offset by a decrease in product development costs.

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $59,662 and $155,916 of net other expense for the three and six months ended June 30, 2005, respectively, as compared to $157,230 and $328,494 of net other expense for the three and six months ended June 30, 2004, respectively. The decrease in net other expense between 2005 and 2004 is primarily attributed to higher interest income, as a result of higher average cash, cash equivalent and investment balances, partially offset by increased revenue interest expense under the arrangement with Paul Royalty incurred as a result of higher product sales.

CERTAIN RISKS RELATED TO OUR BUSINESS

In addition to those risks related to our business, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, the following risk relates to our business.

If market acceptance of our approved products is below our expectations, our inventory valuation may be adversely affected due to obsolescence.

Because several of our products have been recently launched, and the markets for our products are evolving, we cannot accurately predict the rate of market acceptance of existing products, as well as any newly launched products. The rate of such market acceptance could be below our expectations, which could result in excess inventory relative to demand and possible inventory obsolescence. Inventory obsolescence would result if the affected product remained unsold past the expiry date for such product. In addition, inventory obsolescence may further result due to inventory consigned to the field being consumed at different rates from site to site, resulting in inventory not always being used on a first-in-first-out basis. Any such event could result in write-downs of inventory, which would adversely affect our margin and ability to become profitable.

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

As of June 30, 2005 and December 31, 2004, our total exposure to foreign currency risk in U.S. dollar terms was approximately $1,934,000, or 4.5% of our total assets, and $1,907,000, or 4.0% of our total assets, respectively. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $193,000 at June 30, 2005 and $191,000 at December 31, 2004.

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

As of June 30, 2005 and December 31, 2004, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2005 are not functioning effectively for the reasons described below to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting

As of December 31, 2004, we identified a significant deficiency relative to our accounting for inventory. Specifically, the majority of the Company’s accounting processes relating to inventory have been historically performed through a manual process, ie. the use of spreadsheets to perform inventory costing and bill of materials. Although the Company has monthly reconciliation controls and other controls in place, the risk of error in this area still exists due to the high level of manual processing of inventory transactions. In this regard, an error occurred resulting in an unidentified reconciling item on the inventory reconciliation that was corrected by recording an adjustment to the Company’s consolidated financial statements prior to the public release of the consolidated financial statements as of and for the year ended December 31, 2004. The Company is currently implementing an automated manufacturing system to account for its inventory.

In connection with the preparation of the consolidated financial statements included in this report, management identified two additional deficiencies. These deficiencies, in management’s opinion, constitute a material weakness in the Company’s accounting for inventory as of June 30, 2005. Accordingly, we will institute additional changes in our internal control over financial reporting to remediate the material weakness, which is described below. This material weakness did not affect our previously released consolidated financial information.

1.	Inventory Obsolescence. The Company did not maintain effective control over the processes associated with accounting for obsolete inventory. Specifically, a computer-generated report utilized during the June 30, 2005 quarterly closing process to determine whether inventory should be classified as obsolete was inappropriately designed, such that it failed to reflect inventory at two company sites. The use of this report resulted initially in an understatement of the inventory reserve for the second quarter of 2005. The error was corrected by recording adjustments to the Company’s consolidated financial statements prior to the public release of the consolidated financial statements.

We have begun to institute, and intend to be complete prior to December 31, 2005, the following measures to remediate this matter:

•	We will compare control totals derived from physical inventory reports addressing the value of our inventories to those totals utilized in reports used for calculating inventory obsolescence.

•	We will value inventory obsolescence on a monthly, rather than quarterly, basis.

•	We will add two levels of financial department review with respect to our inventory reserve analysis.

2.	Overhead Cost Allocation – During the second quarter of 2005, the Company changed its standard costing for VITOSS inventory. However, the Company did not maintain effective control over the processes associated with allocation of overhead costs included in inventory. Specifically, the methodology originally used to allocate overhead costs to VITOSS inventory was incorrect and resulted in an overstatement of VITOSS inventory at June 30, 2005 and an understatement of research and development expenses for the three and six months ended June 30, 2005. Additionally, the process lacked the appropriate internal reviews. The error was corrected by recording adjustments to the Company’s consolidated financial statements prior to the public release of the consolidated financial statements.

We have begun to institute, and intend to be complete prior to December 31, 2005, the following measures to remediate this matter:

•	We will conduct more frequent reviews over inventory valuation, including the overhead allocation,

•	We will hire a person responsible to oversee the process described above.

•	We will complete the implementation of an automated manufacturing system to track the allocation of overhead to products.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act, as amended

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act, as amended

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

August 9, 2005	By:	/s/ ANTONY KOBLISH
Antony Koblish Chief Executive Officer and President (Principal executive officer)

August 9, 2005	By:	/s/ JOSEPH M. PAIVA
Joseph M. Paiva Chief Financial Officer (Principal financial and accounting officer)