Form 10-Q
period 2005-09-30
ORTHOVITA INC
filed 2005-11-09
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the act).   ☐ Yes  ☒ No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class

Outstanding as of November 8, 2005

Common Stock, par value $.01

47,966,208 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,979,395	$9,831,544
Short-term investments	5,951,615	15,833,552
Accounts receivable, net of allowance for doubtful accounts of $80,066 and $75,681, respectively	4,980,487	4,498,049
Inventories	10,772,829	8,998,361
Prepaid revenue interest expense	882,612	262,154
Other current assets	301,941	535,348

Total current assets	30,868,879	39,959,008
Property and equipment, net	4,968,720	4,606,287
Long-term investments	3,513,469	3,039,485
Other assets	467,139	407,181

Total assets	$39,818,207	$48,011,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$436,081	$456,024
Current portion of capital lease obligations	49,622	28,648
Accounts payable	2,818,399	1,939,459
Accrued compensation and related expenses	1,215,981	1,240,825
Other accrued expenses	2,355,359	1,997,843

Total current liabilities	6,875,442	5,662,799

LONG-TERM LIABILITIES:
Other long-term liabilities	181,229	165,704
Notes payable	872,963	459,783
Capital lease obligation	96,454	32,093
Revenue interest obligation	7,167,700	7,167,700

Total long-term liabilities	8,318,346	7,825,280

Total liabilities	15,193,788	13,488,079

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, 20,000,000 shares authorized, designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, $.01 par value, 2,000 shares authorized, none and 117 shares issued and outstanding	—	1
Common Stock, $.01 par value, 100,000,000 shares authorized, 47,962,791 and 47,146,232 shares issued and outstanding	479,628	471,462
Additional paid-in capital	139,291,222	138,797,392
Deferred compensation	(85,492)	—
Accumulated deficit	(115,262,794)	(105,210,794)
Accumulated other comprehensive income	201,855	465,821

Total shareholders’ equity	24,624,419	34,523,882

Total liabilities and shareholders’ equity	$39,818,207	$48,011,961

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Unaudited)
PRODUCT SALES	$8,352,219	$6,853,788	$24,708,067	$17,568,435
COST OF SALES	3,652,938	3,125,496	8,998,001	5,218,700

GROSS PROFIT	4,699,281	3,728,292	15,710,066	12,349,735

OPERATING EXPENSES:
General and administrative	1,616,759	1,603,979	5,029,955	3,956,599
Selling and marketing	5,148,091	4,355,623	15,127,937	12,933,264
Research and development	2,230,055	1,605,098	5,322,921	4,225,096

Total operating expenses	8,994,905	7,564,700	25,480,813	21,114,959

OPERATING LOSS	(4,295,624)	(3,836,408)	(9,770,747)	(8,765,224)
INTEREST EXPENSE	(64,501)	(32,568)	(292,286)	(74,663)
REVENUE INTEREST EXPENSE	(235,527)	(165,680)	(717,388)	(527,336)
INTEREST INCOME	174,691	78,701	728,421	153,958

NET LOSS	$(4,420,961)	$(3,955,955)	$(10,052,000)	$(9,213,265)

NET LOSS PER SHARE, BASIC AND DILUTED	$(.09)	$(.08)	$(.21)	$(.21)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	47,922,270	47,506,585	47,876,558	43,751,121

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(10,052,000)	$(9,213,265)
Adjustments to reconcile net loss to net cash used in operating activities - Depreciation and amortization	1,157,822	850,716
Amortization of deferred compensation	4,500	—
Common stock issued for services rendered	38,093	24,095
Common stock options issued for services rendered	97,702	413,018
Loss on disposal of property and equipment	35,755	—
(Increase) decrease in - Accounts receivable	(482,438)	(1,568,437)
Inventories	(1,774,468)	(3,375,322)
Prepaid revenue interest expense	(620,458)	(215,512)
Other current assets	233,407	(397,655)
Other assets	(187,413)	(16,461)
Increase (decrease) in - Accounts payable	878,940	713,213
Accrued compensation and related expenses	(24,844)	(92,024)
Other accrued expenses	357,516	504,065
Other long-term liabilities	15,525	45,970

Net cash used in operating activities	(10,322,361)	(12,327,599)

INVESTING ACTIVITIES:
Purchases of investments	(7,545,853)	—
Proceeds from sale of investments	16,740,000	1,998,000
Proceeds from sale of property and equipment	—	14,480
Purchases of property and equipment	(1,099,064)	(781,749)

Net cash provided by investing activities	8,095,083	1,230,731

FINANCING ACTIVITIES:
Repayment of notes payable	(387,849)	(263,073)
Repayments of capital lease obligations	(22,647)	(64,568)
Proceeds from notes payable	781,086	206,883
Costs associated with sale of common stock	—	(10,767)
Proceeds from sales of common stock and warrants, net	—	24,027,917
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	276,208	952,966

Net cash provided by financing activities	646,798	24,849,358

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(271,669)	89,090

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,852,149)	13,841,580
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,831,544	20,464,350

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,979,395	$34,305,930

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

We believe our existing cash, cash equivalents, short-term and long-term investments of $17,444,479 as of September 30, 2005, will be sufficient to meet our operating and investing requirements through 2006. We will seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financing investments. If adequate financing is not available, we will be required to delay, scale back or eliminate certain operations in order to remain compliant with certain financial commitments at the end of fiscal 2006 (see Note 4).

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

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc., our European branch operations and our wholly-owned subsidiaries. We have eliminated all inter-company balances in consolidation.

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

On June 27, 2003, the shares of Series A Preferred Stock became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock (the “Series A Preferred Stock Designations”).

These provisions limit the number of shares of Series A Preferred Stock that automatically convert until such time as when the beneficial ownership limitations applicable to certain shareholders allow such conversion. As of September 30, 2004, 204 shares of outstanding Preferred Stock were assumed converted into 1,195,779 shares of Common Stock for the basic and diluted net loss per common share calculation as these shares will automatically convert to Common Stock when the beneficial ownership limitation lapses. As of September 30, 2005, no Preferred Stock was outstanding.

Common Stock options and warrants of 7,716,321 and 7,834,752 were excluded from our computation of diluted net loss per common share for the three and nine months ended September 30, 2005 and 2004, respectively, since they were anti-dilutive due to our losses.

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For the three and nine months ended September 30, 2005, we recorded $16,841 and $97,702, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For the three and nine months ended September 30, 2004, we recorded $62,113 and $413,018, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For options granted to employees, SFAS No. 123 allows a company to either record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value in the financial statement footnotes. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25 and disclose the SFAS No. 123 fair value.

The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock option grants in each period.

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net loss:
As reported	$(4,420,961)	$(3,955,955)	$(10,052,000)	$(9,213,265)
Stock-based employee compensation expense included in reported net loss	4,500	—	4,500	—
Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(765,293)	(941,171)	(2,233,662)	(2,761,721)

Pro forma	$(5,181,754)	$(4,897,126)	$(12,281,162)	$(11,974,986)

Basic and diluted net loss per share:
As reported	$(.09)	$(.08)	$(.21)	$(.21)

Pro forma	$(.11)	$(.10)	$(.26)	$(.27)

Pro forma financial information required by SFAS No. 123 has been determined as if we had accounted for all outstanding and unvested stock option grants using the Black-Scholes fair value option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Weighted average fair value of options granted	$3.08	$3.28	$2.91	$3.23
Risk-free interest rate	4.06%	3.28%	3.98%	3.46%
Volatility	81%	86%	81%	86%
Dividend yield	0%	0%	0%	0%
Expected life	6 years	6 years	6 years	6 years

The resulting pro forma compensation charge presented may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases (See “Recent Accounting Pronouncements” for information regarding SFAS No. 123R).

Supplemental Cash Flow Information

During the three and nine months ended September 30, 2005, we granted options for the purchase of 5,000 and 32,500 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $16,841 and $97,702, respectively. During the three and nine months ended September 30, 2004, we granted options for the purchase of 17,500 and 116,200 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $62,113 and $413,018, respectively. During the nine months ended September 30, 2005, we issued 9,667 shares of Common Stock valued at $38,093 pursuant to a clinical assessment agreement, which was included in research and development expenses on the consolidated statements of operations. In addition, during the three and nine months ended September 30, 2004, we issued 4,832 shares of Common Stock to a consultant in consideration of services valued at $24,095.

During the three and nine months ended September 30, 2005, restricted stock awards aggregating 20,928 shares were made to our non-employee directors in consideration of their services. The award was valued at $89,992 and is subject to vesting.

During the three and nine months ended September 30, 2005, we incurred capital lease obligations of $107,982.

On June 27, 2003, the shares of Series A Preferred Stock became subject to an automatic conversion provision set forth in the Series A Preferred Stock Designations as a result of the average of the closing prices of our Common Stock as reported on the Nasdaq National Market over the 20 trading days ended June 26, 2003. For the nine months ended September 30, 2005 and 2004, 117 and 103 shares of Series A Preferred Stock automatically converted into 685,816 and 603,750 shares of Common Stock, respectively.

Cash paid for interest expense and revenue interest expense for the three months ended September 30, 2005 was $64,501 and $235,527, respectively. Cash paid for interest expense and revenue interest expense for the nine months ended September 30, 2005 was $292,286 and $717,388, respectively. Cash paid for interest expense and revenue interest expense for the three months ended September 30, 2004 was $32,568 and $165,680, respectively. Cash paid for interest expense and revenue interest expense for the nine months ended September 30, 2004 was $74,663 and $527,336, respectively.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of the consolidated balance sheets. For the three and nine months ended September 30, 2005 and 2004, comprehensive loss was:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net loss	$(4,420,961)	$(3,955,955)	$(10,052,000)	$(9,213,265)
Unrealized gain on investments	13,663	—	7,703	—
Foreign currency translation	(67,719)	(12,079)	(271,669)	89,090

Total other comprehensive (loss) income	(54,056)	(12,079)	(263,966)	89,090
Comprehensive loss	$(4,475,017)	$(3,968,034)	$(10,315,966)	$(9,124,175)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and similar awards. In April 2005, the SEC deferred implementation of SFAS No. 123R for certain registrants to no later than the beginning of the first fiscal year after June 15, 2005 and thus, we will be adopting the provisions of SFAS No. 123R as of January 1, 2006. Historically, we have elected to follow the intrinsic value method in accounting for our employee stock options. Accordingly, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Upon the adoption of SFAS No. 123R, we will be required to expense stock options in our Consolidated Statements of Operations over the vesting period based upon the fair value on the grant date. The actual effect on net loss and loss per share will vary depending upon the number of options granted during 2005 and in subsequent periods as compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company for inventory costs incurred on or after January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial statements.

2. CASH, CASH EQUIVALENTS AND INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of September 30, 2005 and December 31, 2004, cash, cash equivalents and investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
As of September 30, 2005:
Cash and cash equivalents	$7,979,395	$—	$—	$7,979,395
Short-term investments:
Corporate commercial paper	5,958,085	—	(6,470)	5,951,615
Long-term investments:
Corporate bonds	3,529,796	—	(16,327)	3,513,469

	$17,467,276	$—	$(22,797)	$17,444,479

As of December 31, 2004:
Cash and cash equivalents	$9,831,544	$—	$—	$9,831,544
Short-term investments	15,857,774	834	(25,056)	15,833,552
Long-term investments	3,045,763	27	(6,305)	3,039,485

	$28,735,081	$861	$(31,361)	$28,704,581

Amortization expense related to the premium on purchased investments was $49,116 and $221,509 for the three and nine months ended September 30, 2005, respectively. Amortization expense related to the premium on purchased investments was $24,482 for the year ended December 31, 2004.

3. INVENTORIES:

As of September 30, 2005 and December 31, 2004, inventories consisted of the following:

	September 30, 2005	December 31, 2004
Raw materials	$728,691	$504,217
Work-in-process	3,634,403	3,414,068
Finished goods	6,409,735	5,080,076

	$10,772,829	$8,998,361

The increase in inventories for the nine months ended September 30, 2005 has primarily been a result of production of inventory to support our multiple product configurations under our VITOSS FOAM product platform, purchases of VITAGEL inventory and the production of CORTOSS to support product sales in Europe. For the nine months ended September 30, 2005 and the year ended December 31, 2004, cost of sales includes a provision of $1,637,949 and $1,590,856, respectively, to write down inventory to its net realizable value.

4. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”) that provided for the payment of revenue interest to Paul Royalty in accordance with the guidelines set forth in Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”).

The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum of 4.375% if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. As a result of this provision, during 2004 and the nine months ended September 30, 2005, Paul Royalty received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS.

The products that are subject to the revenue interest have been approved and launched at various times over the last four years or are still under development. For these reasons, as of September 30, 2005, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have fully charged and, for the foreseeable future, we will continue to fully charge, revenue interest expense for the revenue interest due to Paul Royalty as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $235,527 and $717,388 has been recorded for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, revenue interest expense of $165,680 and $527,336 has been recorded, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

Throughout the term of the Paul Royalty revenue interest assignment agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2004, the revenue interest assignment agreement with Paul Royalty was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000, which was paid to Paul Royalty during February 2004, net of the $357,150 balance in prepaid revenue interest expense outstanding as of December 31, 2003. In January 2005, the revenue interest assignment agreement with Paul Royalty was again amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000, which was paid to Paul Royalty during January 2005. Paul Royalty paid to us the $262,154 balance in prepaid revenue interest expense outstanding as of December 31, 2004. Pursuant to the January 2005 amendment, the amount of the advance payment is $3,000,000 in each of the years 2006 through 2016. While we believe that we will have sufficient cash to make the required 2006 advance payment to Paul Royalty, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2007 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that year, with any excess advance payments refunded to us shortly after the end of the year.

As of September 30, 2005, we were in compliance with all financial covenants under the revenue interest assignment agreement. However, if we fail to maintain certain specified balances and shareholders’ equity, Paul Royalty can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Paul Royalty exercised its right to require us to repurchase its revenue interest as of September 30, 2005, we would have owed Paul Royalty $27,026,201. Our ability to remain in compliance with the financial covenants of the revenue interest assignment agreement will depend on our ability to either obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financing investments. If adequate financing is not available, we will be required to delay, scale back or eliminate certain operations in order to remain compliant with certain financial commitments at the end of fiscal 2006.

5. OTHER ACCRUED EXPENSES:

As of September 30, 2005 and December 31, 2004, other accrued expenses consisted of the following:

	September 30, 2005	December 31, 2004
Commissions payable	$639,114	$613,660
Accrued professional fees	609,142	580,050
Royalties payable	296,974	206,246
Other	810,129	597,887

	$2,355,359	$1,997,843

6. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2004 through September 30, 2005.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2004	47,146,232	$34,523,882
Conversion of preferred stock to common stock	685,816	—
Issuance of common stock for services rendered	9,667	38,093
Issuance of common stock options for services rendered	—	97,702
Exercise of common stock options and common stock purchased under the employee stock purchase plan	100,148	276,208
Issuance of common stock under restricted stock award	20,928	89,992
Deferred compensation	—	(85,492)
Unrealized gain on investments	—	7,703
Currency translation adjustment	—	(271,669)
Net loss	—	(10,052,000)

	47,962,791	$24,624,419

Preferred Stock and Warrants

During the nine months ended September 30, 2005 and 2004, 117 and 103 shares of Series A Preferred Stock automatically converted into 685,816 and 603,750 shares of Common Stock, respectively.

Common Stock

During the nine months ended September 30, 2005, we issued 9,667 shares of Common Stock valued at $38,093 pursuant to a clinical assessment agreement, which was included in research and development expenses on the consolidated statements of operations. Additionally, during the three months ended September 30, 2005, restricted stock awards aggregating 20,928 shares were made to our non-employee directors in consideration of their services. The award was valued at $89,992 (the fair value on the date of grant) and is being amortized over the five year vesting period.

In July 2004, we sold 5,681,818 shares of our Common Stock to ANPI for net proceeds of $24,027,917. Additionally, during the three and nine months ended September 30, 2004, we issued 4,832 shares of Common Stock to a consultant in consideration for services valued at $24,095, which was included in research and development expenses on the consolidated statements of operations.

Common Stock Options

During the three and nine months ended September 30, 2005, stock options to purchase 41,250 and 81,225 shares of Common Stock were exercised for proceeds of $103,563 and $215,915, respectively. During the three and nine months ended September 30, 2004, stock options to purchase 36,965 and 153,470 shares of Common Stock were exercised for proceeds of $88,998 and $381,473, respectively.

During the three and nine months ended September 30, 2005, we granted options for the purchase of 5,000 shares and 32,500 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $16,841 and $97,702, respectively. During the three and nine months ended September 30, 2004, we granted options for the purchase of 17,500 shares and 116,200 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $62,113 and $413,018, respectively. The stock options granted during the three and nine months ended September 30, 2005 and 2004 were valued using the Black-Scholes model and was included in selling and marketing expenses on the consolidated statements of operations during the applicable periods. The stock options were for services rendered and were fully vested on the date of grant.

Employee Stock Purchase Plan

During the three and nine months ended September 30, 2005, 6,580 and 18,923 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $22,898 and $60,293, respectively. During the three and nine months ended September 30, 2004, 5,391 and 19,273 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $17,321 and $57,205, respectively.

Common Stock Purchase Warrants

Summary Common Stock warrant information as of September 30, 2005 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range
2005	50,000	$5.26
2007	10,000	$1.75
2008	111,753	$2.80 - $2.90
2008	996,787	$4.00

Total	1,168,540	$1.75 - $5.26

During the three and nine months ended September 30, 2005, warrants to purchase 63,559 shares of our Common Stock expired unexercised at an exercise price of $5.90. During the nine months ended September 30, 2004, warrants to purchase 128,572 shares of Common Stock were exercised for proceeds of $514,288.

7. PRODUCT SALES:

For the three and nine months ended September 30, 2005 and 2004, product sales by geographic market were as follows:

	For the three months ended September 30		For the nine months ended September 30
	2005	2004	2005	2004
PRODUCT SALES
United States	$7,740,066	$6,347,550	$22,939,179	$16,233,651
Outside the United States	612,153	506,238	1,768,888	1,334,784

Total product sales	$8,352,219	$6,853,788	$24,708,067	$17,568,435

Approximately 58% of our product sales during the three and nine months ended September 30, 2005 were from products based upon our VITOSS platform, which are co-developed with Kensey. In addition approximately 11% and 5%, respectively, of our product sales during the three and nine months ended September 30, 2005 were from our VITOSS FOAM Pack product which was introduced during the third quarter of 2005. VITAGEL, which was launched at the start of 2005, contributed approximately 10% and 8%, respectively, of product sales for the three and nine months ended September 30, 2005.

8. COMMITMENTS AND CONTINGENCIES:

Revenue Interest Obligation (see Note 4)

Agreement with Kensey Nash Corporation (“Kensey”)

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products based upon our VITOSS platform. Kensey has the exclusive right to manufacture any jointly developed approved product for seven years from first commercial sale of the first jointly developed product which was February 2004, and we will market and sell the product worldwide. Following the regulatory clearance of a new product under the agreement, we have obligations to pay Kensey for manufacturing the product, to achieve minimum sales levels in the first two years for such approved product and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product platform, VITOSS FOAM, and we commenced sales of the first of several product configurations under the VITOSS FOAM product platform during February 2004.

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

During the nine months ended September 30, 2005 and 2004, we purchased $4,065,858 and $3,529,652, respectively, of product inventory manufactured by Kensey on our behalf. As of September 30, 2005 and December 31, 2004, we owed Kensey $1,126,871 and $1,511,862, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the consolidated balance sheet. All product royalty expense payable to Kensey is included in cost of sales on the consolidated statements of operations as we recognize product sales revenue from our customers.

Since the initial launch of VITOSS Bone Graft Substitute in 2000, we have been obligated to pay to one of the product’s co-inventors a royalty up to an aggregate payment of $5,000,000 on VITOSS Bone Graft Substitute product sales. In July 2004, Kensey purchased this royalty right from the co-inventor effective as of April 1, 2004. We are now paying these royalties to Kensey.

Agreement with Cohesion Technologies, Inc., an affiliate of Angiotech Pharmaceuticals, Inc. (a shareholder of the Company)

In June 2004, we entered into an agreement (the “Agreement”) with Cohesion Technologies, Inc. (“Cohesion”), a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis® (re-branded as VITAGEL™), a composite liquid hemostat, and the CELLPAKER® plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the Agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products and have begun the process to allow us to assume full responsibility for the oversight and management of the manufacturing of such products by the end of September 2006. Effective September 30, 2005, we entered into an amendment (the “Amendment”) to the Agreement which contemplates the transitioning of the manufacture of the products and accessories from Angiotech to us, and the terms under which we will purchase approximately $1,800,000 of existing products, accessories and work-in-process. In addition, the Amendment amends the royalty rate payable by us to Angiotech and modifies the method for calculating net sales of such products. The gross margin percentage for VITAGEL and the CELLPAKER system is expected to be lower than that for our current VITOSS Bone Graft Substitute product line. All product royalty expense payable to Angiotech is included in cost of sales on the consolidated statements of operations, as we recognize product sales revenue from our customers. During the nine months ended September 30, 2005, we purchased $1,334,091 of product inventory from Angiotech, and as of September 30, 2005, we owed Angiotech $461,968 for manufactured product inventory and royalties, which is included in accounts payable and other accrued expenses on the consolidated balance sheet.

9. RELATED-PARTY TRANSACTIONS

Agreement with Cohesion Technologies, Inc., an affiliate of Angiotech Pharmaceuticals, Inc. (a shareholder of the company) (see Note 8).

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

OVERVIEW AND GENERAL DEVELOPMENT OF OUR BUSINESS

We are a biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. We develop and market synthetic-based biomaterial products for use in spine surgery, the repair of fractures, and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. We also distribute products which compliment our biomaterials platforms.

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

We believe our existing cash, cash equivalents, short-term and long-term investments of $17,444,479 as of September 30, 2005, will be sufficient to meet our operating and investing requirements through 2006. We will seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financing investments. If adequate financing is not available, we will be required to delay, scale back or eliminate certain operations in order to remain compliant with certain financial commitments at the end of fiscal 2006.

Product sales for the three months ended September 30, 2005 increased 22% to $8,352,219, as compared to $6,853,788 for the same period in 2004. Sales growth was primarily attributable to the continued expansion of our product portfolio as well as improved market penetration in the U.S. as we refine our U.S. field sales network. Approximately 11% of our product sales during the three months ended September 30, 2005 was from our VITOSS® FOAM Pack product introduced during June 2005. In addition, VITAGELTM, which was launched at the beginning of 2005, accounted for approximately 10% of product sales for the third quarter of 2005. Product sales for the nine months ended September 30, 2005 increased 41% to $24,708,067, as compared to $17,568,435 for the same period in 2004. For the three and nine months ended September 30, 2005, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBETM. For the three and nine months ended September 30, 2004, 93% and 92%, respectively, of product sales were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during both periods in 2005 and 2004, were a result of VITOSS, CORTOSS® and ALIQUOTTM sales outside the U.S., primarily in Europe.

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products based upon our VITOSS platform. The new products developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any jointly developed approved product for seven years from first commercial sale of the first jointly developed product, which was February 2004, and we will market and sell the product worldwide. Following the regulatory clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product, to achieve minimum sales levels in the first two years for such approved product and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product platform, VITOSS FOAM, and we commenced sales of the first of several product configurations under the VITOSS FOAM product platform during February 2004. On February 28, 2005, we expanded our existing relationship with Kensey and agreed to pursue co-development of soft tissue repair products for orthopedics. Similar to the terms of the original agreement signed in March 2003, Kensey will manufacture the new co-developed soft tissue products and we will market and sell the products worldwide, with Kensey receiving a royalty on the net sales. In addition, the first agreement, under which the VITOSS FOAM products have been commercialized, has been extended until 2014. Approximately 58% of product sales for the nine months ended September 30, 2005 were from VITOSS FOAM products co-developed with Kensey.

Additionally, in June 2004, we entered into an agreement (the “Agreement”) with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis® (re-branded as VITAGEL™), a composite liquid hemostat, and the CELLPAKER® plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the territory to include the European Union and the rest of the world. Under the Agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products and have begun the process to allow us to assume full responsibility for the oversight and management of the manufacturing of such products by the end of September 2006. Effective September 30, 2005, we entered into an amendment (the “Amendment”) to the Agreement which contemplates the transitioning of the manufacture of the products and accessories from Angiotech to us, and the terms under which we will purchase approximately $1,800,000 of existing products, accessories and work-in-process. In addition, the Amendment amends the royalty rate payable by us to Angiotech and modifies the method for calculating net sales of such products. The gross margin percentage for VITAGEL and the CELLPAKER system is expected to be lower than that for our current VITOSS product line.

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

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P. (“Paul Royalty”) that provided for the payment of revenue interest to Paul Royalty in accordance with the guidelines set forth in Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). The products that are subject to the revenue interest have been approved and marketed for approximately four years or are still under development. For these reasons, as of September 30, 2005, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have fully charged and, for the foreseeable future, we will continue to fully charge revenue, interest expense for the revenue interest due to Paul Royalty as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $235,527 and $717,388 has been recorded for the three and nine months ended September 30, 2005, respectively. Revenue interest expense of $165,680 and $527,336 has been recorded for the three and nine months ended September 30, 2004, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

Accounting for Stock Options Issued to Employees and Non-employees

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For the three and nine months ended September 30, 2005, we recorded $16,841 and $97,702, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For the three and nine months ended September 30, 2004, we recorded $62,113 and $413,018, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For options granted to employees, SFAS No. 123 allows a company to either record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value in the financial statement footnotes. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25 and disclose the SFAS No. 123 fair value.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and similar awards. In April 2005, the SEC deferred implementation of SFAS No. 123R for certain registrants to no later than the beginning of the first fiscal year after June 15, 2005 and thus we will be adopting the provisions of SFAS No. 123R as of January 1, 2006. Upon the adoption of SFAS No. 123R, we will be required to expense stock options in our Consolidated Statements of Operations over the vesting period based upon the fair value on the grant date. The actual effect on net loss and loss per share will vary depending upon the number of grants of options during 2005 and in subsequent periods as compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our stock. Cash and cash equivalents were $7,979,395 and $9,831,544 at September 30, 2005 and December 31, 2004, respectively. In addition, we had $5,951,615 and $3,513,469 at September 30, 2005 and $15,833,552 and $3,039,485 at December 31, 2004 in short-term and long-term investments, respectively.

The following is a summary of selected cash flow information:

	Nine Months Ended September 30
	2005	2004
Net loss	$(10,052,000)	$(9,213,265)
Increase in inventories	(1,774,468)	(3,375,322)
Increase in prepaid revenue interest expense	(620,458)	(215,512)
Increase in accounts payable	878,940	713,213
Other net cash provided by (used in) operating activities	1,245,625	(236,713)

Net cash used in operating activities	$(10,322,361)	$(12,327,599)

Net cash provided by investing activities	8,095,083	1,230,731

Net cash provided by financing activities	646,798	24,849,358

Effect of exchange rate changes on cash and cash equivalents	(271,669)	89,090

Net cash used in operating activities

Operating Cash Inflows –

Operating cash inflows for the nine months ended September 30, 2005 and 2004 have been derived primarily from VITOSS, VITAGEL (2005 only) and IMBIBE product sales in the U.S. and from VITOSS, CORTOSS, and ALIQUOT product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and investments.

Operating Cash Outflows –

Our operating cash outflows for the nine months ended September 30, 2005 have primarily been used to fund operations and include (i) an increase in inventories in order to support product sales (ii) increased payment of sales commissions on growing product sales, (iii) payment of the contractually required advance payment of $1,600,000 to Paul Royalty, and (iv) expenses related to our clinical trials in the U.S. for CORTOSS.

Our operating cash outflows for the nine months ended September 30, 2004 were primarily used for (i) the production of inventory, including the inventory build to support the multiple commercial launches of product configurations under our VITOSS Scaffold FOAM product platform, (ii) headcount additions, as we expanded our field sales network through strengthening our sales management team, and (iii) payment of sales commissions on growing product sales. Additionally, operating cash outflows have continued to be utilized for development and pre-clinical and clinical activities in preparation for regulatory filings of our products in our development pipeline.

Operating Cash Flow Requirements Outlook –

For the first nine months of 2005, we have focused our efforts on sales growth of our VITOSS product line through additions to our VITOSS FOAM product line configurations, on the launch of VITAGEL and, as we transition in-house the manufacturing and supply of VITAGEL from Angiotech, on the collection and publication of VITOSS post-clinical data for marketing and sales purposes, and on continual improvements to our distribution channels. We anticipate an increase in spending during the remainder of 2005 as we use cash to purchase inventories to bridge the transition in-house of the manufacturing and supply of VITAGEL, as well as to support sales for new product launches. In addition, we will use cash during 2006 as we continue these activities and continue to increase the number of our direct sales representatives.

While overall inventories may increase as our product sales and customer base increases, we hope such increases will be more modest in comparison to the past as we strive to improve inventory turns. As a result, there may be future quarterly fluctuations in spending. In addition, prior to the launch of each new product line configuration, significant inventory levels may be manufactured. The inventory may be manufactured in anticipation of the receipt of regulatory clearance so as to accelerate the commercial launch of the product, once cleared, to our field sales network of independent sales agencies and direct sales representatives. Inventory built in the reporting periods prior to the receipt of the required regulatory clearance for new products, is expensed in accordance with SFAS No. 2 “Accounting for Research and Development Costs.”

Additionally, we expect to continue to use cash and cash equivalents during the remainder of 2005 and into 2006 in operating activities associated with clinical trials in the U.S. for CORTOSS, and the associated marketing and sales activities with VITOSS, IMBIBE and VITAGEL in the U.S. and VITOSS, CORTOSS and ALIQUOT outside the U.S. We currently expect to incur approximately $3,500,000 in external costs over the next two to three years to complete the CORTOSS pivotal clinical study in the U.S. The timing of such expense is largely dependent upon the rate of patient enrollment in the study.

Our operating cash flow requirements are heavily dependent upon the timing of receipt of regulatory clearance for new product line configurations, the timing of inventory builds to support product launches and related inventory valuations, the timing of subsequent launches and the acceptance of our new product line configurations, such as VITAGEL and VITOSS FOAM Pack, the rate at which we add new direct sales representatives and the rate at which our field sales network generates sales in their respective territories. Accordingly, for 2005, our operating cash flow requirements may still be subjected to quarterly volatility. We do not expect sales to generate cash flow in excess of operating expenses through at least 2006, if at all. Until such sales levels are achieved, if ever, we expect to continue to use cash, cash equivalents and investments to fund operating activities.

Agreement with Kensey Nash Corporation. Approximately 58% of our product sales during the three and nine months ended September 30, 2005 were from products based upon our VITOSS platform, which are co-developed with Kensey. As of September 30, 2005 and December 31, 2004, we owed Kensey $1,126,871 and $1,511,862, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the consolidated balance sheets.

Agreement with Cohesion Technologies, Inc. VITAGEL contributed approximately 10% and 8%, respectively, of product sales for the three and nine months ended September 30, 2005. The gross margin percentage for VITAGEL is expected to be lower than that for our current VITOSS Bone Graft Substitute product line during 2006 as we transition in-house the manufacturing and supply of VITAGEL. As of September 30, 2005, we owed Angiotech $461,968 for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the consolidated balance sheets.

Revenue Interest. The revenue interest provides for Paul Royalty to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum rate of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Paul Royalty is entitled to receive its revenue interest. As a result of this provision, during 2004 and the nine months ended September 30, 2005, Paul Royalty received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS.

During the remaining term of the Paul Royalty revenue interest assignment agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2005, Paul Royalty paid to us $262,154 which represents the balance of the prepaid revenue interest expense outstanding as of December 31, 2004. Pursuant to the January 2005 amendment, , the revenue interest assignment agreement with Paul Royalty was again amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000, which was paid to Paul Royalty during January 2005. The amount of the advance payment is $3,000,000 in each of the years 2006 through 2016. While we believe that we will have sufficient cash to make the required 2006 advance payments to Paul Royalty, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2007 through 2016. Advance payments affect cash flow when made, but they affect reported earnings only as the advance payments are credited within each period against the revenue interest actually earned by Paul Royalty during that period, with any excess advance payments to be refunded to us shortly after the end of the year.

Net cash provided by investing activities

We have invested $1,099,064 and $781,749 for the nine months ended September 30, 2005 and 2004, respectively, primarily for the purchase of equipment, leasehold improvements and research and development equipment in order to further expand our product development and manufacturing capabilities relating to VITOSS and VITAGEL.

Cash used for the purchase of investments was $7,545,853 during the nine months ended September 30, 2005, and we received proceeds from the sale of investments of $16,740,000 during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we received $1,998,000 from the maturity of short-term investments.

Investing Cash Outlook -

During 2005, we expect to spend approximately $1,200,000, of which approximately $760,000 has been incurred through the nine months ended September 30, 2005, to complete the transition in-house of VITAGEL manufacturing responsibilities, most of which is expected to be capitalized. We will seek to finance a portion of new capital investments through notes payable.

Net cash provided by financing activities

Financing Cash Inflows -

During the nine months ended September 30, 2005 and 2004, we received $276,208 and $952,966, respectively, from stock option and warrant exercises and purchases of Common Stock under our Employee Stock Purchase Plan. For the nine months ended September 30, 2005 and 2004, we issued notes payable of $781,086 and $206,883, respectively, in connection with the purchase of property and equipment.

During the nine months ended September 30, 2004, we sold 5,681,818 shares of Common Stock for net proceeds for $24,027,917.

Financing Cash Outflows –

During the nine months ended September 30, 2005 and 2004, we repaid $410,496 and $327,641, respectively, of capital lease obligations and notes payable.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as it relates to the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of cash needed for operating activities through at least 2006, if ever. Until such sales levels are achieved, we expect to continue to use cash, cash equivalents, and investments to fund operating and investing activities. We believe our existing cash, cash equivalents, and investments of $17,444,479 as of September 30, 2005, will be sufficient to meet our operating and investing requirements through 2006. We will seek to finance a portion of our capital equipment needs through notes payable. In addition, we will seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financing investments. If adequate financing is not available, we will be required to delay, scale back or eliminate certain operations in order to remain compliant with certain financial commitments at the end of fiscal 2006.

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

Product Sales. Product sales for the three months ended September 30, 2005 increased 22% to $8,352,219, as compared to $6,853,788 for the same period in 2004. Sales growth was primarily attributable to the continued expansion of our product portfolio as well as improved market penetration in the U.S. as we refine our U.S. field sales network. Approximately 58% of our product sales during the three and nine months ended September 30, 2005 were from products based upon our VITOSS platform, which are co-developed with Kensey. In addition approximately 11% and 5%, respectively, of our product sales during the three and nine months ended September 30, 2005 was from our VITOSS FOAM Pack product which was introduced during June 2005. Additionally, VITAGELTM, which was launched at the beginning of 2005, accounted for approximately 10% and 8%, respectively, of product sales for the three and nine months ended September 30, 2005. Product sales for the nine months ended September 30, 2005 increased 41% to $24,708,067, as compared to $17,568,435 for the same period in 2004. For the three and nine months ended September 30, 2005, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBETM. For the three and nine months ended September 30, 2004, 93% and 92%, respectively, of product sales were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during both periods in 2005 and 2004, were a result of VITOSS, CORTOSS® and ALIQUOTTM sales outside the U.S., primarily in Europe.

Gross Profit. The gross profit for the three and nine months ended September 30, 2005 was $4,699,281 and $15,710,066, respectively. As a percentage of sales, gross profit was 56% and 64% for the three and nine months ended September 30, 2005, respectively. The gross profit percentage for the three and nine months ended September 30, 2005 included a $1,188,590 and $1,761,670 adjustment, respectively, to write down inventory to its net realizable value. Excluding the inventory adjustment, the gross profit would have been $5,887,871 and $17,471,736 for the three and nine months ended September 30, 2005, respectively, and the gross profit percentage would have been 70% and 71%, respectively. The inventory adjustment arose primarily from the slow selling non-spine VITOSS FOAM shape products and from short-shelf life products. This compares to the gross profit for the three and nine months ended September 30, 2004 which was $3,728,292 and $12,349,735, respectively. As a percentage of sales, gross profit was 54% and 70% for the three and nine months ended September 30, 2004, respectively. The gross profit percentage for the three and nine months ended September 30, 2004 included a $1,275,367 adjustment to write down inventory to its net realizable value. Excluding the inventory adjustment, the gross profit would have been $5,003,659 and $13,625,102 for the three and nine months ended September 30, 2004, respectively, and the gross profit percentage would have been 73% and 78%, respectively. The lower gross profit percentage for 2005 also reflected the shift in product mix toward the VITOSS FOAM product platform, which has a lower gross profit percentage on a higher average selling price per unit as compared to our other products, as well as the effect of VITAGEL product sales, which also has a lower gross profit.

Operating Expenses. Operating expenses for the three-month periods ended September 30, 2005 and 2004 were $8,994,905 and $7,564,700, respectively. Operating expenses increased 19% between the third quarters of 2005 and 2004 as compared to a 22% increase in product sales for the respective periods. For the nine months ended September 30, 2005 and 2004, operating expenses were $25,480,813 and $21,114,959, respectively, which represents a 21% increase in operating expenses as compared to a 41% increase in product sales for the periods.

General and administrative expenses decreased to 19% of product sales for the three months ended September 30, 2005 as compared to 23% of product sales for the same period in 2004. General and administrative expenses for the three months ended September 30, 2005 remained relatively flat at $1,616,759 compared to $1,603,979 for the same period in 2004. For the nine months ended

September 30, 2005, general and administrative expenses decreased to 20% of product sales as compared to 22% of product sales for the same period in 2004. General and administrative expenses for the nine months ended September 30, 2005 increased 27% to $5,029,955 from $3,956,599 for the same period in 2004. The increases in general and administrative expenses for the nine month period ended September 30, 2005 was primarily due to increased headcount and higher insurance premium costs.

Selling and marketing expenses decreased to 61% of product sales for the three months ended September 30, 2005 as compared to 64% of product sales for the same period in 2004. Selling and marketing expenses were $5,148,091 for the three months ended September 30, 2005, which is an 18% increase from $4,355,623 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, selling and marketing expenses decreased to 62% of product sales as compared to 74% of product sales for the same period in 2004. Selling and marketing expenses were $15,127,937 for the nine months ended September 30, 2005, which is a 17% increase from $12,933,264 for the nine months ended September 30, 2004. Selling and marketing expenses increased for both periods in 2005 primarily due to higher costs incurred by increasing the size of our sales management team and expanding our field sales team of direct sales representatives to support the growth of U.S product sales.

Research and development expenses increased to 27% of product sales for the three months September 30, 2005 as compared to 23% of product sales for the same period in 2004. Research and development expenses were $2,230,055 for the three months ended September 30, 2005, which is a 39% increase from $1,605,098 for the same period in 2004. For the nine months ended September 30, 2005, research and development expenses decreased to 22% of product sales as compared to 24% of product sales for the same period in 2004. Research and development expenses were $5,322,921 for the nine months ended September 30, 2005, which is a 26% increase from $4,225,096 for the same period in 2004. The increases in research and development expenses for both periods in 2005 are primarily due to costs associated with the enrollment of patients in our CORTOSS clinical trial in the U.S.

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $125,337 and $281,253 of net other expense for the three and nine months ended September 30, 2005, respectively, as compared to $119,547 and $448,041 of net other expense for the three and nine months ended September 30, 2004, respectively. The increase in net other expense for the three month periods is primarily a result of higher revenue interest expense. The decrease in net other expense between the nine month periods reported is primarily attributed to higher interest income, as a result of higher average cash, cash equivalent and investment balances, partially offset by increased revenue interest expense under the arrangement with Paul Royalty incurred as a result of higher product sales.

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

As of September 30, 2005 and December 31, 2004, our total exposure to foreign currency risk in U.S. dollar terms was approximately $1,745,000, or 4.4% of our total assets, and $1,907,000, or 4.0% of our total assets, respectively. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $175,000 at September 30, 2005 and $191,000 at December 31, 2004.

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

As of September 30, 2005 and December 31, 2004, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2005 are not functioning effectively for the reasons described below to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting

As of December 31, 2004, we identified a significant deficiency relative to our accounting for inventory. Specifically, the majority of the Company’s accounting processes relating to inventory have been historically performed through a manual process, ie. the use of spreadsheets to perform inventory costing and bill of materials. Although the Company has monthly reconciliation controls and other controls in place, the risk of error in this area still exists due to the high level of manual processing of inventory transactions. In this regard, an error occurred resulting in an unidentified reconciling item on the inventory reconciliation that was corrected by recording an adjustment to the Company’s consolidated financial statements prior to the public release of the consolidated financial statements as of and for the year ended December 31, 2004. The Company has completed the implementation of an automated manufacturing system to account for its inventory and has begun to test its effectiveness relative to internal control.

During the quarter ended June 30, 2005, in connection with the preparation of the consolidated financial statements, management identified two additional deficiencies. These deficiencies, in management’s opinion, constituted a material weakness in the Company’s accounting for inventory as of June 30, 2005. Accordingly, during the three months ended September 30, 2005, we began to institute additional changes in our internal control over financial reporting to remediate the material weakness, which is described below, and we have begun to test the effectiveness of these internal controls. The material weakness did not affect our previously released consolidated financial information.

1.	Inventory Obsolescence. The Company did not maintain effective control over the processes associated with accounting for obsolete inventory. Specifically, a computer-generated report utilized during the June 30, 2005 quarterly closing process to determine whether inventory should be classified as obsolete was inappropriately designed, such that it failed to reflect inventory at two company sites. The use of this report resulted initially in an understatement of the inventory reserve for the second quarter of 2005. The error was corrected by recording adjustments to the Company’s consolidated financial statements prior to the public release of the consolidated financial statements for the second quarter.

We have begun to institute, and intend to be complete prior to December 31, 2005, the following measures to remediate this matter:

•	We compare control totals derived from physical inventory reports addressing the value of our inventories to those totals utilized in reports used for calculating inventory obsolescence.

•	We value inventory obsolescence on a monthly, rather than quarterly, basis.

•	We added two levels of financial department review with respect to our inventory obsolescence analysis.

2.	Overhead Cost Allocation – During the second quarter of 2005, the Company changed its standard costing for VITOSS inventory. However, the Company did not maintain effective control over the processes associated with allocation of overhead costs included in inventory. Specifically, the methodology originally used to allocate overhead costs to VITOSS inventory was incorrect and resulted in an overstatement of VITOSS inventory at June 30, 2005 and an understatement of research and development expenses for the three and six months ended June 30, 2005. Additionally, the process lacked the appropriate internal reviews. The error was corrected by recording adjustments to the Company’s consolidated financial statements prior to the public release of the consolidated financial statements for the second quarter.

We have begun to institute, and intend to be complete prior to December 31, 2005, the following measures to remediate this matter:

•	We conduct more frequent reviews over inventory valuation, including the overhead allocation,

•	We are realigning job responsibilities and staffing to manage the process described above.

•	We completed the implementation of an automated manufacturing system to track the allocation of overhead to products and have begun to test its effectiveness relative to internal control.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 25, 2005, we held our 2005 Annual Meeting of Shareholders. At the Annual Meeting, the following matters were submitted to a vote of our shareholders:

1. The following seven individuals were nominated and elected to serve as the directors of the Company:

Morris Cheston, Jr.	FOR: 29,219,901

WITHHOLD AUTHORITY: 556,345

David Fitzgerald	FOR: 28,655,931

WITHHOLD AUTHORITY: 1,120,315

Joseph L. Harris	FOR: 29,571,089

WITHHOLD AUTHORITY: 205,157

Antony Koblish	FOR: 29,557,789

WITHHOLD AUTHORITY: 218,457

Robert M. Levande	FOR: 29,221,501

WITHHOLD AUTHORITY: 554,745

Mary Paetzold	FOR: 29,038,908

WITHHOLD AUTHORITY: 737,338

Russell B. Whitman	FOR: 28,657,531

WITHHOLD AUTHORITY: 1,118,715

2. The Company’s Board of Directors proposed that the shareholders adopt an amendment to the Company’s 1997 Equity Compensation Plan (the “Plan”) to increase the number of shares of the Company’s Common Stock available for issuance thereunder from 7,350,000 to 9,350,000;

15,063,066 voted in favor of the amendment, 4,508,933 voted against the amendment, and 60,003 votes abstained . Accordingly, the proposed amendment to the 1997 Equity Compensation Plan was approved.

ITEM 6.	EXHIBITS

Exhibit 10.1	Amendment No. 1 to Exclusive Sales Distribution Agreement dated September 30, 2005 between Angiotech BioMaterials Corp. and Orthovita, Inc.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act, as amended

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act, as amended

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC. (Registrant)

November 9, 2005	By:	/s/ ANTONY KOBLISH
Antony Koblish Chief Executive Officer and President (Principal executive officer)

November 9, 2005	By:	/s/ JOSEPH M. PAIVA
Joseph M. Paiva Chief Financial Officer (Principal financial and accounting officer)