Form 10-K
period 2005-12-31
ORTHOVITA INC
filed 2006-03-16
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-24517

ORTHOVITA, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2694857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Great Valley Parkway Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 640-1775

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $160,516,539 as of June 30, 2005 (For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2005, (b) all directors of the registrant as of June 30, 2005 and (c) each stockholder that informed the registrant that as of June 30, 2005 it was the beneficial owner of 10% or more of the outstanding common stock of the registrant).

As of March 14, 2006, there were 52,325,726 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Orthovita, Inc.’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders (to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K) are incorporated into Part III of this annual report on Form 10-K by reference.

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

Any or all of our forward-looking statements in this Form 10-K may turn out to be incorrect. They can be affected by inaccurate or erroneous assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, demand and market acceptance of our products, and the other risk factors addressed in Item 1A. “Risk Factors.” In addition, our performance and financial results could differ materially from those reflected in the forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopedic and medical device industries.

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

GENERAL DEVELOPMENT OF OUR BUSINESS

We are a biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. Our products are used in the regeneration of bone. Our near-term commercial business is based on our internally developed VITOSS® Bone Graft Substitute technology platform, which is designed to address the non-structural bone graft market by offering synthetic alternatives to the use of autograft or cadaver-derived bone material to meet a broad range of orthopedic clinical needs in the spine, trauma, joint reconstruction, revision surgery and extremities markets, and VITAGEL™ Surgical Hemostat, which is an adherent matrix and an impermeable barrier to blood flow. Our longer-term U.S. clinical development program is focused on our internally developed CORTOSS® Synthetic Cortical Bone technology platform, which is designed for injections into osteoporotic spines to treat vertebral compression fractures (“VCFs”). We have agreements with Kensey Nash Corporation (“Kensey”) and Angiotech Pharmaceuticals, Inc. (“Angiotech”) (a shareholder of the company), that allow us to develop and market other synthetic-based biomaterial products, and continue to pursue similar relationships with other companies in biomaterials. We incorporated in Pennsylvania in 1992 and maintain a branch operation in Belgium, as well as wholly-owned subsidiaries incorporated in Delaware to hold our intangible properties.

In March 2003, we entered into a development, manufacturing and supply agreement with Kensey to jointly develop and commercialize new biomaterials-based products based upon our VITOSS platform. The new products to be developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any jointly developed approved or cleared product for seven years from first commercial sale of the co-developed product and we will market and sell the product worldwide. In February 2005, the first agreement, under which the VITOSS FOAM products have been commercialized, was extended until 2014. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product, and make royalty payments to Kensey based on the net sales of such products. In December 2003, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the first jointly developed product platform, VITOSS FOAM, and we commenced sales on the first of several product configurations under the VITOSS FOAM product platform during February 2004. In February 2005, we expanded our existing relationship with Kensey and agreed to pursue co-development of soft tissue repair products for orthopedics. Similar to the terms of the original agreement signed in March 2003, Kensey will manufacture the new co-developed soft tissue products and we will market and sell the products worldwide, with Kensey receiving a royalty on the net sales.

In June 2004, we entered into an agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis® (which we re-branded as VITAGEL Surgical Hemostat), a composite liquid hemostat, and the CELLPAKER® plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the VITAGEL territory to include the European Union (“EU”) and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Effective September 30, 2005, we entered into an amendment to the agreement necessary to transition the manufacture of the products and accessories from Angiotech to us. In addition, the amendment changes the royalty rate payable by us to Angiotech and modifies the method for calculating net sales of such products manufactured by Angiotech for us during the transition period. Angiotech decided to cease to manufacture VITAGEL by November 2005; therefore, in October 2005, we purchased all available existing products, accessories and work-in-process from Angiotech for $1,800,000, which is expected to be sufficient to meet our operating requirements through mid 2006. Additionally, on November 30, 2005, we submitted a Duplicate PMA for VITAGEL to the FDA through a Grant of License from Angiotech to reference their PMA. FDA approval of the PMA submitted by us, if obtained, will allow us to sell VITAGEL product that is manufactured on-site in our Malvern, Pennsylvania facility. As of December 31, 2005, we had included in inventory VITAGEL valued at $653,835 that was manufactured on-site at our Malvern facility. We have no assurance that we will obtain FDA approval to sell VITAGEL manufactured by us prior to our current supply of VITAGEL being exhausted. We may not have sufficient inventory of VITAGEL during the second half of 2006 to support customer demand.

In August 2002, we entered into a supply agreement with BioMimetic Pharmaceutical Inc. (“BioMimetic”) that enables BioMimetic to use its recombinant human platelet derived growth factor (“rhPDGF”) in combination with our proprietary VITOMATRIX™ particulate synthetic scaffold biomaterial, which we produce in the same process used to manufacture VITOSS Bone Graft Substitute. Under the agreement, we supply our proprietary beta tricalcium phosphate biomaterial to BioMimetic for its clinical and commercial use in conjunction with its rhPDGF. The agreement provides that BioMimetic will market and sell the combined product in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

We market and sell our VITOSS Bone Graft Substitute products, the IMBIBE® Bone Marrow Aspirate and Delivery Devices (used with VITOSS Bone Graft Substitute) and VITAGEL products through a U.S. field sales network of direct sales representatives and independent sales agencies that we began to assemble in June 2003.

As of December 31, 2005, we had approximately 50 direct sales representatives and arrangements with approximately 40 independent sales agencies that we utilize to market our products. We continue to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territories are under served. Outside of the U.S., we primarily utilize a network of independent, stocking distributors to market VITOSS Bone Graft Substitute, CORTOSS Synthetic Cortical Bone and ALIQUOT® Micro Delivery System (a system designed to facilitate effective delivery of our CORTOSS Synthetic Cortical Bone product).

Information regarding our product sales by geographic markets for the years ended December 31, 2005, 2004 and 2003 are included in Note 11 (Product Sales) to the consolidated financial statements, which is included elsewhere in our report on Form 10-K.

We market and sell our products for only the indication(s) or use(s) that have received regulatory approval or clearance.

Our principal executive offices are located at 45 Great Valley Parkway, Malvern, Pennsylvania 19355, and our telephone number is (610) 640-1775. We maintain a website at www.orthovita.com and make available free of charge on this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The reference to our website is intended to be an inactive textual reference only.

OUR PRODUCTS AND PRODUCT CANDIDATES

As further discussed below under the caption “Government Regulation,” our products and product candidates are subject to extensive regulation as medical devices by the FDA, regulatory authorities in Europe and regulatory authorities in other jurisdictions. In the EU, we have selected TNO, or The Netherlands Organization for Applied Scientific Research, as our notified body (our “Notified Body”) under the Medical Devices Directive (“MDD”). Product approval or clearance applications for our products must be supported by valid scientific evidence, and may require clinical trial data, to demonstrate the safety and effectiveness of the products.

VITOSS Bone Graft Substitute

VITOSS Blocks and Morsels	Approved in European Union in July 2000

FDA 510(k) cleared December 2000

VITOSS Micro and Macro Morsels	FDA 510(k) cleared December 2000

VITOSS Standard and Micro Canisters	FDA 510(k) cleared November 2003

VITOSS FOAM Product Platform, including:	FDA 510(k) cleared December 2003

VITOSS FOAM Strips and Cylinders

VITOSS FOAM Flow

VITOSS FOAM Shapes
VITOSS FOAM Pack

VITOSS Bone Graft Substitute is an ultra-porous resorbable beta-tricalcium phosphate bone void filler used to help the body guide the three-dimensional regeneration of the patient’s own bone. We launched VITOSS Bone Graft Substitute in the U.S. and the EU in 2001 and have sold over 98,000 units through December 31, 2005. VITOSS Bone Graft Substitute’s ultra-porosity allows it to soak and hold 90% of its own volume in blood and bone marrow aspirate and has been shown to perform well in an array of applications in the spine, extremities and pelvis, such as spinal grafting and the treatment of bone defects due to trauma, degenerative disease and tumors. VITOSS Bone Graft Substitute integrates well into existing bone and promotes new bone in-growth and maturation. Since the initial U.S. regulatory clearance and subsequent product launch in mid-2001, we have developed and are developing a number of new VITOSS-based products and related delivery devices that are designed to expand the market for our VITOSS Bone Graft Substitute products by broadening the range of surgical indications and by addressing additional surgeon preferences and needs.

In 2003, we entered into a development, manufacturing and supply agreement with Kensey, which led to the development and launch of the VITOSS FOAM product platform. The VITOSS FOAM products combine our base VITOSS Bone Graft Substitute technology with Kensey’s proprietary resorbable biomaterials to produce a wide array of pliant, flexible, flowable and compression resistant bone graft materials. The VITOSS FOAM products have the ability to soak and hold 90% of its own volume in blood and bone marrow aspirate while retaining these biological fluids in pliable and compression resistant forms. These forms can be designed into specific shapes and material characteristics to meet a surgeon’s need for handling and delivery in a variety of surgical approaches and applications.

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

A harvest of autograft material involves an additional procedure that extends surgical time, adding to costs and increasing blood loss and patient risk of infection or adverse reaction from the additional time under anesthesia. In addition, harvesting bone for autograft sometimes causes protracted pain that may necessitate additional medical care after the surgical procedure. Using VITOSS Bone Graft Substitute instead of autograft material may avoid these potential complications.

Spinal Grafting. Many patients affected by severe back pain due to degeneration of one or more discs are treated with a spinal surgical procedure. We estimate that each year approximately 500,000 spinal surgical procedures are done on a worldwide basis. In cases where the patient has advanced disc degeneration or spinal instability, a spinal surgical procedure may involve a surgical incision in the patient’s back or abdomen and frequently requires the removal of the affected disc material and the surgical attachment of a metal implant, spinal fusion cage, or machined bone derived from a cadaver to provide the initial support and intrinsic stability of the bony structure for the two surrounding vertebrae. Such spinal surgical procedures may require the use of a bone grafting material to help treat any surgically created bony defects. We believe the use of VITOSS Bone Graft Substitute, rather than allograft or autograft materials, in spinal grafting procedures may be preferable for both the patient and the surgeon.

Iliac Crest Repair. The bone grafting material used to pack certain implants and cages used in spinal fusion procedure is often autograft material, obtained or “harvested” from the iliac crest region of the patient’s own hip through an operating procedure. This procedure leaves an open space in the iliac crest, which is often painful and slow healing. We estimate that each year, autograft material is used in approximately 200,000 spinal fusion procedures worldwide and that harvested material is used in another 100,000 non-spinal fusion related procedures worldwide. VITOSS Bone Graft Substitute can be used to repair the bone void left by the harvest procedure at the time of surgery and may reduce the incidence of post-operative bleeding and post-operative pain at the harvest site and speed healing time. In post-marketing studies of VITOSS Bone Graft Substitute for iliac crest repair, initial results suggested the use of VITOSS Bone Graft Substitute performs well in the formation of new bone.

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

Dental, Periodontal, Oral and Cranio-Maxillofacial. In August 2002, we entered into a supply agreement with BioMimetic that allows BioMimetic to use its rhPDGF in combination with our proprietary VITOMATRIX particulate synthetic scaffold biomaterial, which we produce in the same process used to manufacture VITOSS Bone Graft Substitute. Under the agreement, we will supply our proprietary beta tricalcium phosphate biomaterial to BioMimetic for its clinical and commercial use in conjunction with rhPDGF. The agreement provides that, upon obtaining the requisite regulatory approvals, which were received during 2005, BioMimetic will market and sell the combined product in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

Bone Marrow Aspiration System with IMBIBE Syringe and IMBIBE Disposable Delivery Instrumentation, used with VITOSS Bone Graft Substitute

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

VITAGEL Surgical Hemostat

VITAGEL	PMA approved, U.S. distribution rights obtained June 2004 (See Government Regulation below)

CELLPAKER	PMA approved, U.S. distribution rights obtained June 2004 (See Government Regulation below)

Malleable Extended Applicator	PMA approved, U.S. distribution rights obtained June 2004 (See Government Regulation below)

Laparoscopic Extended Applicator	PMA approved, U.S. distribution rights obtained June 2004 (See Government Regulation below)

VITAGEL Spray Set	FDA 510(k) cleared October 2005

VITAGEL is an FDA-approved, composite liquid hemostat that combines the biomaterials bovine thrombin and bovine collagen with the patient’s autologous plasma. When applied to the surgical site, VITAGEL creates a safe adherent matrix and an impermeable barrier to blood flow. VITAGEL has been marketed to general surgeons and is applicable in the spine, hip and knee replacement surgery markets, where bleeding is a significant complication for many routine surgeries. Our agreement with Angiotech also includes options for us to distribute VITAGEL at a future date in Europe and the rest of the world. In January 2005, we rebranded CoStasis as VITAGEL Surgical Hemostat with CELLPAKER accessories, and relaunched the product within our existing orthopedics and spine-based distribution channel, utilizing the same marketing strategy that we use for all of our VITOSS-related products. We believe this strategy will provide our sales network additional functional biomaterial products to offer to their customers.

Near-Term Product Development

We have developed and are continuing to develop new products under our approved VITOSS Bone Graft Substitute, VITAGEL Surgical Hemostat and IMBIBE product platforms. We launched VITOSS Cancellous Chips and the VITAGEL Spray Set during the first half of 2006, and during the latter part of 2006, we plan to launch ORTHOVITA Cortico-Cancellous Chips. We are seeking to bring VITOSS Bone Graft Substitute and/or IMBIBE product line extensions to market in the U.S. through the 510(k) regulatory process (see Government Regulation below). These product line extensions will be in addition to our long-term U.S. CORTOSS investigational device exemption (“IDE”) clinical program, which is described below.

CORTOSS Synthetic Cortical Bone

CORTOSS Synthetic Cortical Bone is a high-strength, self-setting composite engineered specifically to mimic the characteristics of human cortical bone. Laboratory tests demonstrate that CORTOSS exhibits compressive strength similar to human cortical bone. For patients with poor bone healing, as seen in osteoporotic patients, CORTOSS may be used in a variety of surgical procedures to quickly provide structural stability and reinforcement of the bones after surgery. The surgeon’s goal is to repair the patient’s bone and provide mobility to the patient as quickly as possible since prolonged bed rest or inactivity may result in decreased overall health for older or osteoporotic patients.

CORTOSS Synthetic Cortical Bone’s simple mix-on-demand delivery system design allows for minimum waste and maximum ease of use and flexibility for the surgeon. CORTOSS is an injectable material that is delivered aseptically through a pre-filled, unit dose, disposable cartridge. Delivery of CORTOSS to the surgical site may be started and stopped for a prolonged period of time throughout the surgical procedure as polymerization is initiated only when CORTOSS is expressed through its static mix-tip. The polymerization is a self-setting reaction that causes CORTOSS to harden within minutes. CORTOSS provides two stages of fixation: immediate mechanical interlock into porous bone, followed by intimate bone growth over time along the contours of its surface. CORTOSS is covered by several U.S. issued patents and other U.S. and foreign patent applications are pending.

We received the CE Certification for CORTOSS Synthetic Cortical Bone for use in screw augmentation procedures in October 2001 in the EU and regulatory approval in March 2001 in Australia, which enables us to sell CORTOSS in these territories as well as in other countries that have adopted the EU’s regulatory standards. Screw augmentation is a procedure for securing the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. We successfully completed post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. In addition, during January 2003, we received CE Certification in the EU to market CORTOSS for vertebral augmentation of VCFs of the spine. Vertebral augmentation of VCFs is a procedure for repairing fractured vertebrae that can be performed on an outpatient or short-stay basis. We have sold over 4,600 units of CORTOSS through December 31, 2005.

During 2003 and 2004, we completed patient enrollment of two FDA-approved IDE pilot clinical studies in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the vertebroplasty and kyphoplasty surgical techniques, respectively. Both surgical techniques involve the injection of a self-setting material into the vertebral body to provide internal fixation of the VCF. Upon FDA review of the vertebroplasty pilot clinical data, we received approval from the FDA to begin patient enrollment in a 300 patient prospective, randomized control pivotal phase of that clinical study. The study design was subsequently amended and approved by the FDA in August 2004 to allow the comparison of CORTOSS to a treatment arm using polymethylmethacrylate (“PMMA”) bone cement instead of a non-treatment arm consisting of conservative care and pain management. In November 2005, the study design was further amended and approved by the FDA to lower the waiting period from six to four weeks for patients experiencing pain before enrolling in our clinical study and to allow for an exception to this criterion if the treating surgeon has determined that the patient has experienced a progression of vertebral collapse that exceeds 5%. We do not expect to receive FDA approval for the sale of CORTOSS in the U.S. for at least the next couple of years, if at all.

Vertebral Augmentation of VCFs. We estimate there are approximately 700,000 patients worldwide with VCFs caused by osteoporotic bone or bone cancer resulting in severe pain and immobility. Of these, we believe approximately 260,000 fractures are diagnosed. The traditional treatments, e.g., bed rest, bracing, narcotics or anesthetic injections, do not address the underlying fracture. Vertebral augmentation of VCFs has been reported to provide early pain relief in over 90% of osteoporotic patients. Early relief of pain provided by vertebral augmentation of VCFs enables patients to maintain better functional capacity. Functional capacity, in turn, is believed to be directly related to the ability to live independently and unassisted. We are not aware of any product that has received FDA approval or CE Certification for use in this procedure on the basis of prospective, controlled clinical data. However, since 2004 several versions of PMMA bone cement have been 510(k) cleared by the FDA. We believe CORTOSS may have several advantages over PMMA in vertebral augmentation of VCFs, such as its lower temperature setting that reduces the risk of tissue necrosis associated with PMMA, its higher compression strength and more natural elasticity and its ability to be mixed on demand. In addition, CORTOSS does not release free unreacted monomers, which are very volatile, into the patient’s body like PMMA. Published data reports that monomer release has been shown to cause a variety of cardiopulmonary complications such as hypotension and emboli in the lungs and brain.

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

Long Bone Screw Augmentation. In long bone fractures, screws are placed into the plate and serve to compress the fracture, permitting faster healing. We estimate these screws “strip” or fail to hold in approximately 150,000 osteoporotic patients each year due to poor bone quality, as is often the case in osteoporotic bone. Where screws fail to hold, current treatment options include: (i) replacing the screw with a screw of larger diameter, which may further weaken the bone and is not always possible because of the size of the screw holes and/or the bone, (ii) replacing the plate with a longer plate with more screw holes to span the failed screw holes, which adds considerable time to the procedure, creates a larger wound area, increases the risk of other screws failing due to their removal and reimplantation, and in certain situations is anatomically not possible, (iii) leaving the plate with the failed screws as it is and giving the patient a non-load bearing cast for a prolonged period of time, which increases the risk of post-operative complications related to immobilization, such as deep venous thrombosis, or (iv) augmenting the screws with PMMA bone cement, which is cumbersome and time consuming because it needs to be manually mixed and transferred into a syringe for application and, after mixing there is only a small time window in which it can be used before it sets, making it difficult to augment more than one screw at a time. Additionally, PMMA bone cement is not approved in either Europe or the U.S. for this indication. We believe the use of CORTOSS Synthetic Cortical Bone to anchor the screw in a quick and efficient way enables the full function of the screw to be restored. We are not aware of any cement products that have received FDA approval or CE Certification that would be in competition with CORTOSS for this indication.

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

ENDOSKELETON™ TA and Structural Devices

In the first quarter of 2004, we received 510(k) regulatory clearance for ENDOSKELETON TA Vertebral Body Replacement structural device, which provides physiological support to, or replaces damaged vertebral bodies and commenced limited sales during the second quarter of 2004.

In addition to ENDOSKELETON TA, we plan to co-develop a structural resorbable device which we anticipate may be used in conjunction with our non-structural bone graft substitute materials, such as our VITOSS FOAM products. This product, if approvable under a 510(k), is not expected to be launched any earlier than 2007. We believe a structural device will allow us to continue to expand our reach into new markets and new clinical indications.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this report for a discussion of significant contractual arrangements relating to (i) our joint product development and commercialization arrangements, (ii) our distribution arrangements and (iii) our revenue sharing arrangement.

OUR RESEARCH & DEVELOPMENT

We employ composite engineering, polymer science, solution chemistry and nanoparticulate ceramic glass science to create our biomaterials technology platforms. We then utilize biomaterials, those developed on our own and jointly with Kensey, to develop, synthetic, biologically-active products engineered to restore the human skeleton. Patents have been issued and additional patent applications have been filed to protect our key biomaterial developments. See “Patents and Proprietary Intellectual Property” below for additional information. We incurred approximately $7,167,000, $5,657,000 and $4,831,000 in research and development expenses in 2005, 2004 and 2003, respectively.

PATENTS AND PROPRIETARY INTELLECTUAL PROPERTY

Our strategy is to seek protection for our product technologies and manufacturing methods through the use of U.S. and foreign patents. We have filed or intend to file applications as appropriate for patents covering our technologies, products and processes. As of the date of this filing, the products we have developed and marketed are covered by one or more of our eighteen issued U.S. patents, thirteen pending U.S. patent applications and numerous counterparts of certain of these patents and pending patent applications outside the U.S., including Canada, Europe, Mexico and Japan. Our patents are set to expire between 2015 and 2021; however, certain of our patents may be extendable under 35 United States Code 156, which pertains to the extension of the patent term.

MANUFACTURING AND PRODUCT SUPPLY

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with current FDA Quality System Regulations and requirements, and EU MDD International Organization for Standardization (“ISO”) 9000 Series standards and equivalent requirements.

Our 24,800 square foot VITOSS Bone Graft Substitute and CORTOSS manufacturing facilities which produce our commercial products, are leased through July 2012 and are certified as meeting the requirements of ISO 9000: 2000 for the period March 22, 2004 through March 22, 2007, and European Norm (“EN”) 13485 for the period July 1, 2003 through July 1, 2006. These facilities are subject to inspection by the FDA for compliance with FDA device manufacture requirements. The most recent FDA inspection resulted in no corrective actions being required.

We believe our manufacturing facilities have the capacity to meet our commercial needs for the next several years. We are manufacturing VITAGEL, CELLPAKER, IMBIBE, ENDOSKELETON TA, and ALIQUOT through outside third-party contract manufacturers. Our VITOSS Bone Graft Substitute is converted to VITOSS FOAM by Kensey, our development partner under a long term supply agreement. Our third-party manufacturers are ISO 9001 certified or otherwise meet our quality system requirements (See “GOVERNMENT REGULATION” below). In addition to the need for CORTOSS U.S. regulatory approval in order to commercialize CORTOSS in the U.S., the CORTOSS manufacturing facility and quality assurance system must pass inspection by the FDA. Angiotech decided to cease to manufacture VITAGEL by November 2005; therefore, in October 2005, we purchased all available existing products, accessories and work-in-process from Angiotech for $1,800,000, which is expected to be sufficient to meet our operating requirements through mid 2006. Additionally, on November 30, 2005, we submitted a Duplicate PMA for VITAGEL to the FDA through a Grant of License from Angiotech to reference their PMA. FDA approval of the PMA submitted by us, if obtained, will allow us to sell VITAGEL product that is manufactured on-site in our Malvern, Pennsylvania facility. As of December 31, 2005, we had included in inventory VITAGEL valued at $653,835 that was manufactured on-site at our Malvern facility. We have no assurance that we will obtain FDA approval to sell VITAGEL manufactured by us prior to our current supply of VITAGEL being exhausted. We may not have sufficient inventory of VITAGEL during the second half of 2006 to support customer demand.

Our ability to manufacture our products is dependent on a limited number of specialty suppliers of certain raw materials. We have a long-term supply agreement which provides bovine collagen for the manufacture of VITAGEL; however, we do not have any other long-term supply agreements for raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Moreover, our failure to continue to maintain strategic reserve supplies of each significant single-sourced material used to manufacture VITOSS Bone Graft Substitute, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Royalty Securitization Trust I (“Royalty Trust” and successor-in-interest to Paul Capital Royalty Acquisition Fund, L.P.), which is described below in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Revenue Interests.”

SALES AND MARKETING

In June 2003, we began to assemble a U.S. field sales network of direct sales representatives and independent sales agencies in order to market VITOSS Bone Graft Substitute, VITAGEL and IMBIBE Bone Marrow Aspirate and Delivery Device. We continually seek to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territories are under served. Outside of the U.S., we primarily utilize a network of independent, stocking distributors to market VITOSS Bone Graft Substitute, CORTOSS, and ALIQUOT Micro Delivery System.

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

In 2004, total disk replacement devices (TDR’s) were introduced in the spinal market as a treatment alternative for degenerative disk disease designed to preserve the motion of the vertebrae of the spine. We believe that several factors mitigate against the broad use of TDR’s, including the need for surgeon training, the high level of surgeon technical skills required, surgeon concern regarding the challenges of TDR revision surgery should that become necessary due to loosening or subsidence of the device over time, and procedure reimbursement. It is too early to estimate the rate at which the market will ultimately adopt this or comparable technology as a treatment alternative or its resulting impact on our products.

VITAGEL is approved by the FDA as a surgical hemostat where bleeding may be a significant complication for many routine surgeries. As such, VITAGEL can be marketed broadly to general surgeons and is applicable in the spine, hip and knee replacement surgery markets. VITAGEL faces competition from several more established surgical hemostat products marketed by other companies with substantially greater resources than us. However, we believe VITAGEL offers unique advantages in comparison to these other products in terms of VITAGEL’s quick and easy preparation for use, as well as its use of the patient’s autologous plasma, instead of pooled donated human plasma as is the case with the leading products in the market.

CORTOSS is under clinical development in the U.S. for use in the vertebral augmentation of VCFs and has received a CE Certification for use in the vertebral augmentation of VCFs and in screw augmentation. If CORTOSS is approved by the FDA for use in the vertebral augmentation of VCFs, it will face competition from the several PMMA bone cement products that have been 510(k) cleared by the FDA since 2004 for this indication. Outside the U.S., CORTOSS is facing competition from several other PMMA bone cement products that have received CE Certification since 2004 for this indication. We do not know of any products that have received FDA approval or a CE Certification for use in screw augmentation or for which such approval is being sought.

GOVERNMENT REGULATION

In order to market our products, we must apply for, be granted and maintain all necessary regulatory approvals, clearances, and certifications. In addition, we must comply with all regulatory requirements in each applicable jurisdiction. To date, we have received 510(k) regulatory clearance, as described below, for VITOSS Bone Graft Substitute in the U.S. from the FDA in December 2000 and the CE Certification in the EU from our Notified Body in July 2000. In March 2001, we also received regulatory approval to sell VITOSS Bone Graft Substitute in Australia, and in June 2004, we received regulatory approval to sell VITOSS Bone Graft Substitute in Canada. The CE Certification permits us to sell our approved products in all of the countries of the EU as well as in other countries, such as Switzerland and Israel, that have adopted the EU’s regulatory standards. We received 510(k) regulatory clearance for VITOSS Canisters and VITOSS FOAM in November and December 2003, respectively, in the U.S. from the FDA. In September 2001, we received 510(k) regulatory clearance in the U.S. from the FDA to market our IMBIBE product for use as a bone marrow aspiration syringe.

We received CE Certification for CORTOSS in October 2001 in the EU and regulatory approval in March 2001 in Australia, which enables us to sell CORTOSS in these territories for use in securing the fixation of bone screws in patients with weak bone caused by osteoporosis. In addition, during January 2003 our CE Certification was extended to enable us to market CORTOSS in the EU for vertebral augmentation of VCFs, including compression fractures of the spine caused by osteoporosis and invasive tumors. During the second quarter of 2002, we received CE Certification from our Notified Body for ALIQUOT.

During 2003 and 2004, we completed patient enrollment of two FDA-approved IDE pilot clinical studies in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the vertebroplasty and kyphoplasty surgical techniques, respectively. Both surgical techniques involve the injection of a self-setting material into the vertebral body to provide internal fixation of the VCF. Upon FDA review of the vertebroplasty pilot clinical data, we received approval from FDA to begin patient enrollment in a 300 patient prospective, randomized control pivotal phase of that clinical study. The study design was subsequently amended and approved by the FDA in August 2004 to allow the comparison of CORTOSS to a treatment arm using PMMA bone cement instead of a non-treatment arm consisting of conservative care and pain management. In November 2005, the study design was further amended and approved by the FDA to lower the waiting period from six to four weeks for patients experiencing pain before enrolling in our clinical study and to allow for an exception to this criterion if the treating surgeon has determined that the patient has experienced a progression of vertebral collapse that exceeds 5%. We do not expect to receive FDA approval for the sale of CORTOSS in the U.S. for at least the next couple of years, if at all.

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

If clinical trials of a device are required in connection with either a 510(k) notification or a PMA and the device presents a “significant risk,” we will be required to file an IDE application prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is reviewed and approved by the FDA and one or more appropriate Institutional Review Boards (“IRBs”), clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a “non-significant risk” to the patient, we may begin the clinical trials after obtaining approval for the study by one or more appropriate IRBs, but not the FDA. For “significant risk” devices, we must submit an IDE supplement to the FDA and receive approval from the FDA before we, or our investigator, may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. IRB approval may be required for changes in the investigational plan for both non-significant risk and significant risk devices.

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

Europe

In order to sell our products within the EU, we are required to achieve compliance with the requirements of the MDD and affix a CE Mark on our products to attest such compliance. To achieve this, our products must meet the “essential requirements” defined under the MDD relating to safety and performance and we must successfully undergo a verification of our regulatory compliance (“conformity assessment”) by an independent Notified Body. We have selected TNO, The Netherlands Organization for Applied Science Research, as our “Notified Body.” The nature of the conformity assessment will depend on the regulatory class of our products. Under European law, our products, other than IMBIBE and ALIQUOT (which are Class I – sterile and Class II-A, respectively), are likely to be in Class III. In the case of Class III products, we must (as a result of the regulatory structure which we have elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD and demonstrated by compliance with the ISO 9001: 2000 and EN 13485 standards for 2003). We are certified as meeting the requirements of ISO 9001: 2000 for the period March 23, 2004 through March 22, 2007, and EN 13485 for the period July 1, 2003 through July 1, 2006. Our Notified Body has audited our quality system and determined that it meets the requirements of the MDD. In addition, the Notified Body must approve the specific design of each device in Class III and IIa. As part of the design approval process, the Notified Body must also verify that the products comply with the essential requirements of the MDD. In order to comply with these requirements, we must, among other things, complete a risk analysis and may be required to present clinical data. The clinical data presented by us must provide evidence that the products meet the performance specifications claimed by us, provide sufficient evidence of adequate assessment of unwanted side effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. We are subject to continued surveillance by the Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. We also will be required to comply with additional national requirements that are beyond the scope of the MDD. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

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

Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services, through local fiscal intermediaries and carriers, that administers coverage and reimbursement for certain health care items and services furnished to the elderly and disabled. Medicaid is an insurance program for the poor that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern their individual program.

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

The methodology for determining (1) the coverage status of our products; and (2) the amount of Medicare reimbursement for our products, varies based upon, among other factors, the setting in which a Medicare beneficiary received health care items and services. Acute care hospitals are generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the Prospective Payment System (“PPS”), acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, into which each Medicare beneficiary stay is assigned, regardless of the actual cost of the services provided. Certain additional or “outlier” payments may be made to a hospital for cases involving unusually high costs. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing the Company’s products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the services furnished to Medicare-eligible inpatients in which our products are utilized. Because PPS payments are based on predetermined rates and may be less than a hospital’s actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment, devices and supplies, including those sold by us, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. Our product revenue could be affected negatively if acute care hospitals discontinue product use due to insufficient reimbursement, or if other treatment options are perceived to be more cost-effective. Medicare also reimburses most outpatient services based on a prospective or predetermined payment basis, subject to certain exceptions and limitations. Similarly, some states reimburse certain health care providers for inpatient services under their Medicaid programs by using prospective rates for diagnosis-related groups of illnesses. Therefore, health care providers may refuse to use our products if coverage or reimbursement is inadequate. Also, any changes in federal legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our products could have a material effect on our results of operations.

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

HEALTH CARE FRAUD AND ABUSE LAWS

To the extent our products receive government reimbursements, we are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and false claims laws. Violations of these laws are punishable by criminal, civil and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare,

Medicaid and veterans’ health programs. Because of the far-reaching nature of these laws, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition and results of operations.

Anti-Kickback Laws. To the extent that our products receive government reimbursement, our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act prohibit entities such as us from knowingly and willingly offering, paying, soliciting or receiving any form of remuneration (including any kickbacks, bribe or rebate) in return for the referral of items or services for which payment may be made under a federal health care program, or in return for the recommendation, arrangement, purchase, lease or order of items or services for which payment may be made under a federal health care program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment for up to five years or both. In addition, the Department of Health and Human Services may impose civil penalties and exclude violators from participation in federal health care programs such as Medicare and Medicaid. Many states have adopted similar prohibitions against payments intended to induce referrals of products or services paid by Medicaid or other third party payors.

False Claims. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. Violations of the federal False Claims Act may result in penalties equal to three times the damages which the government sustained, an assessment of between $5,000 and $10,000 per claim, civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.

The federal False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against an individual or entity for violations of the False Claims Act. In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff’s counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit). In return for bringing the suit on the government’s behalf, the statute provides that the private plaintiff is entitled to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful plus reasonable expenses and attorneys fees. Recently, the number of qui tam suits brought against entities in the health care industry has increased dramatically. In addition, a number of states have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained from the state.

Other Fraud and Abuse Laws. The Health Insurance Portability and Accountability Act of 1996 created, in part, two new federal crimes: Health Care Fraud and False Statements Relating to Health Care Matters. The Health Care Fraud statute prohibits the knowing and willful execution of a scheme or artifice to defraud any health care benefit program. A violation of the statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

PRODUCT LIABILITY AND INSURANCE

We manufacture medical devices used on patients in surgery, and we may be subject to product liability lawsuits. We have experienced one product liability claim to date, which we have successfully defended. There can be no assurance that other product liability claims will not be asserted against us in the future. Under certain of our agreements with our independent sales agencies and stocking distributors, we provide indemnification from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $10,000,000, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award.

EMPLOYEES

As of December 31, 2005, we had 140 full-time employees, with 73 employees at our Malvern, Pennsylvania headquarters, 61 employees throughout the U.S. and 6 employees in Europe. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

If VITOSS is not commercially successful in the United States or if CORTOSS and VITOSS are not commercially successful in the European Union, our operating results will be impaired.

We are highly dependent on successfully selling our products for which we have received regulatory approval or clearance. We expect regulatory approvals or clearances in the United States for our products under development, if obtained at all, to take several years. To date, we have received regulatory approval to market VITOSS, CORTOSS and ALIQUOT for specified uses in the European Union, Australia and countries adhering to the regulatory standards of the European Union. We have also received regulatory clearance to market VITOSS and IMBIBE in the United States. For these reasons, we are dependent upon VITOSS and CORTOSS and their ancillary products, IMBIBE and ALIQUOT, in their respective approved markets to generate sufficient revenues to sustain operations in the future.

These products have only been recently approved or cleared and launched, and the markets for our products are evolving. Accordingly, we cannot accurately predict either the future growth rate of product sales, if any, or the ultimate size of these markets. Certain factors that may limit our ability to increase sales include:

•	our dependence on the efforts of independent agents and distributors to promote the use of our products, over which we have limited control;

•	the introduction of new products into the market by competing orthopedic companies based upon other competing technologies;

•	our dependence on the continued publication of independent pre-clinical and clinical data to support the use of our products;

•	our need to train a sufficient number of surgeons to create demand for our products; and

•	the need for payors to authorize insurance reimbursement for procedures using our products.

Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. Surgeons will not use our products unless they determine, based on experience, clinical data and recommendations from prominent surgeons and mentors that our products are safe and effective. Our products are based on new technologies that have not been previously used and must compete with more established treatments currently accepted as the standards of care. The attributes of some of our products may require some changes in surgical techniques that have become standard within the medical community, and there may be resistance to change. Therefore, for these products, we must be able to convince surgeons who currently favor existing techniques to switch to new procedures that would use our products. Many surgeons will not purchase our products until there is sufficient, long-term clinical evidence to convince them to alter their existing treatment methods. In addition, surgeons may be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement for our products. Any failure to gain market acceptance of our products could result in lower sales and the inability to become profitable.

Our plan to assume manufacturing of VITAGEL and its related products may not be successful or timely.

Pursuant to our Exclusive Sales Distribution Agreement with Angiotech, as amended, we expect to assume full manufacturing for the VITAGEL product upon approval from the FDA of the PMA we submitted in December 2005. There can be no assurance that we will receive FDA approval to manufacture VITAGEL or that, even if approved, we will be able to comply with FDA regulatory requirements to continue to manufacture VITAGEL, which could result in delay or inability to manufacture and sell the products. There can be no assurance that we will receive any such approval prior to running out of the limited product we purchased to sell that was manufactured by Angiotech prior to their shutting down their manufacturing facility in November 2005.

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

The independent U.S. agencies selling VITOSS Bone Graft Substitute generally sell products from other orthopedic companies. A single agency may sell VITOSS Bone Graft Substitute, as well as hardware manufactured by other orthopedic companies consisting of metal plates, screws and titanium spinal cages, to end user hospitals. Our sales could be adversely affected if, for any reason, one or more of our successful agencies lost their hardware product line provided by other orthopedic companies. Additionally, our independent agencies may be unable or unwilling to carry or effectively sell VITOSS Bone Graft Substitute as a result of the introduction of new products into the market based upon other technologies that could compete with VITOSS Bone Graft Substitute. Our sales could be adversely affected if one or more of our successful agencies eliminated VITOSS Bone Graft Substitute from their product line for any other reason and terminated their agency arrangement with us. Our sales could also be adversely affected if our independent agencies become concerned that their agency arrangement with us could be eliminated as a result of another company’s offer or threat to acquire us. The complete product line represented by the distributors and agencies, including our products, is an important factor in the distributors’ or agencies’ ability to penetrate the market. Accordingly, our ability to penetrate the markets that we intend to serve is highly dependent upon the quality and breadth of the other product lines carried by our distribution network, the components of which may change from time to time, and over which we have little or no control.

In an effort to further accelerate the growth of sales, we continue to build our sales management team and add direct sales representatives to our organization for certain open or underserved territories in the U.S. The addition of direct sales representatives will increase our operating expenses. Furthermore, there is no assurance that adding direct sales representatives will improve sales or that our direct sales representatives will be successful in generating sufficient sales to cover the cost of supporting their sales activities. There is no assurance that we will be able to attract and retain qualified personnel to market or sell our products or that we will successfully implement this type of sales and distribution method.

The unapproved or “off-label” use of our products could adversely affect the reputation of our products.

The medical devices that we manufacture and market, or intend to market, are subject to extensive regulation by the FDA, the European Union Medical Devices Directive and other worldwide regulatory agencies. In order to market our products, we must apply for, receive and maintain all necessary regulatory approvals or clearances in each applicable jurisdiction for specified uses of the products. Under FDA regulations, we are only permitted to commercially distribute our products for approved indication(s) or use(s); failure to comply with these regulations may subject us to FDA enforcement action.

CORTOSS received CE Certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, in January 2003 for use in repairing vertebral compression fractures. However, surgeons may have attempted to use CORTOSS “off-label” in procedures to repair vertebral compression fractures performed prior to the European Union’s approval of CORTOSS for this type of procedure. Furthermore, all surgeons have not been trained in the proper use of CORTOSS to repair vertebral compression fractures since the European Union only recently approved the use of CORTOSS for that type of procedure. A surgeon who has not been properly trained to use CORTOSS in a procedure to repair vertebral compression fractures could pose a risk to the reputation of our CORTOSS product. In addition, the occurrence of an adverse event while using our product “off-label” in procedures other than the repair of vertebral compression fractures or screw augmentation could adversely affect the reputation of CORTOSS or any of our other products as well as us.

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

In addition, an increasing emphasis on managed care in the United States has placed, and we believe will continue to place, greater pressure on medical device pricing. Such pressures could have a material adverse effect on our ability to sell our products profitably.

We could be negatively impacted by future interpretation or implementation of federal and state fraud and abuse laws, including anti-kickback laws and false claims laws.

To the extent that our products receive government reimbursement, we are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and veterans’ health programs. We have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws.

Health care fraud and abuse regulations are complex, and even minor, inadvertent irregularities can potentially give rise to claims that the law has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

We could become subject to false claims litigation under federal or state statutes, which can lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in federal health care programs. These false claims statutes include the federal False Claims Act, which allows any person to bring suit alleging the false or fraudulent submission of claims for payment under federal programs or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that companies like us may have to defend a false claim action. We could also become subject to similar false claims litigation under state statutes. If we are unsuccessful in defending any such action, such action may have a material adverse effect on our business, financial condition and results of operations.

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

There are factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds including, without limitation:

•	unforeseen developments during our pre-clinical and clinical trials;

•	delays in the timing of receipt of required regulatory approvals or clearances to make or sell products;

•	unforeseen difficulties in operating an effective direct sales and distribution network;

•	unanticipated expenditures in research and product development or manufacturing activities;

•	delayed, insufficient or lack of market acceptance of our products;

•	unanticipated expenditures in the acquisition and defense of intellectual property rights;

•	the failure to develop strategic alliances for the marketing of some of our products;

•	unforeseen changes in healthcare reimbursement for procedures using our products;

•	inability to increase sales of our approved or cleared products;

•	inability to train a sufficient number of surgeons to create demand for our products;

•	lack of financial resources to adequately support our operations;

•	difficulties in maintaining commercial scale manufacturing capacity and capability;

•	unforeseen problems with our third-party manufacturers and service providers or with our specialty suppliers of certain raw materials;

•	unanticipated difficulties in operating in international markets;

•	inability to meet our obligations under our revenue sharing agreement;

•	the need to respond to technological changes and increased competition;

•	unforeseen problems in attracting and retaining qualified personnel to market our products;

•	enactment of new legislation or administrative regulation;

•	the application to our business of new court decisions and regulatory interpretations;

•	claims that might be brought in excess of our insurance coverage;

•	any imposition of penalties for failure to comply with regulatory guidelines; or

•	management’s perception that uncertainties relating to these factors may be increasing.

In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product line through acquisitions or joint ventures. Any such acquisitions or joint ventures may increase our capital requirements.

If we fail to obtain and maintain the regulatory approvals or clearances necessary to make or sell our products, sales could be delayed or never realized.

The jurisdictions in which we seek to market our products will regulate these products as medical devices. In most circumstances, we and our distributors and agents must obtain regulatory clearances, approvals and certifications and otherwise comply with extensive regulations regarding safety, quality and efficacy standards. These regulations vary from country to country, and the regulatory review can be lengthy, expensive and uncertain. We may not obtain or maintain the regulatory clearances, approvals and certifications necessary to make or market our products in our targeted markets. Moreover, regulatory clearances, approvals and certifications that are obtained may involve significant restrictions on the anatomic sites and types of procedures for which our products can be used. In addition, we may be required to incur significant costs in obtaining or maintaining our regulatory clearances, approvals and certifications. If we do not obtain or maintain regulatory clearances, approvals and certifications to enable us to make or market our products in the U.S. or elsewhere, or if the clearances, approvals and certifications are subject to significant restrictions, we may never generate significant revenues. The regulatory requirements in some of the jurisdictions where we currently market or intend to market our products are summarized below.

United States

Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. To date, we have received 510(k) clearance from the FDA to market our VITOSS Bone Graft Substitute and IMBIBE labels. During 2002 and 2003, we received approval from the FDA to conduct two pilot clinical studies in the U.S. to study the use of CORTOSS in vertebral augmentation. The two pilot clinical studies are fully enrolled and we expect those trials to be completed by the end of 2006. During 2004, we received approval from the FDA to conduct a pivotal clinical study in the U.S. to further study the use of CORTOSS in vertebral augmentation using the vertebroplasty surgical technique. We are still in the process of completing enrollment of the pivotal clinical study. There can be no assurance that the data from these clinical trials will support FDA clearance or approval to market this product for the designated use.

We are currently manufacturing VITOSS Bone Graft Substitute and CORTOSS in the U.S., distributing VITOSS Bone Graft Substitute, VITAGEL and IMBIBE in the U.S., and distributing VITOSS Bone Graft

Substitute, CORTOSS and ALIQUOT outside the U.S. We are manufacturing IMBIBE and ALIQUOT in the U.S. through outside third-party contract manufacturers. In addition, under our agreement, Kensey has the exclusive right to manufacture any approved or cleared jointly developed products under the agreement, including the VITOSS FOAM product platform. In March 2005, the initial term of the agreement was extended by amendment for an additional three years to 2014. VITAGEL and CELLPAKER will be manufactured by us following FDA approval.

VITOSS Bone Graft Substitute, as well as any other products that we manufacture or distribute following their approval or clearance by the FDA, including VITAGEL if we are approved as a manufacturer, will be subject to extensive regulation by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may impose severe limitations on the use of the product. Moreover, modifications to the approved or cleared product may require the submission of a new 510(k) notification or premarket approval application or premarket application supplement. We may not be successful in obtaining approval to market the modified product in a timely manner, if at all. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

European Union and Other International Markets

General. International sales of medical devices are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our products in markets outside the United States will be subject to regulatory approvals or clearances in those jurisdictions. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval or clearance by foreign government authorities is uncertain and can be expensive. Our ability to market our products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

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

Our VITOSS Bone Graft Substitute and CORTOSS Synthetic Cortical Bone manufacturing facilities produce commercial products and are currently certified as meeting the requirements of ISO 9001: 2000 for the period March 23, 2004 through March 22, 2007 and European Norm 13485 for the period July 1, 2003 through July 1, 2006, and are subject to inspection by the FDA for compliance with FDA device manufacture requirements. In addition to the need for regulatory approval in the U.S. for CORTOSS, in order to commercialize CORTOSS in the U.S., its manufacturing facility and quality assurance system must first pass inspection by the FDA. On November 30, 2005, we submitted a Duplicate PMA for VITAGEL to the FDA through a Grant of License from Angiotech to reference their PMA. FDA approval of the PMA submitted by us, if obtained, will allow us to sell VITAGEL product that is manufactured on-site in our Malvern, Pennsylvania facility. As of December 31, 2005, we had included in inventory VITAGEL valued at $653,835 that was manufactured on-site at our Malvern facility. We have no assurance that we will obtain FDA approval to sell VITAGEL manufactured by us prior to our current supply of VITAGEL being exhausted. We may not have sufficient inventory of VITAGEL during the second half of 2006 to support customer demand.

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

Failure to comply with such regulations or a delay in attaining compliance may result in:

•	warning letters;

•	injunctions suspending our manufacture of products;

•	civil and criminal penalties;

•	refusal to grant premarket approvals or clearances, CE Certifications or clearances to products that are subject to future or pending submissions;

•	product recalls or seizures of products; and

•	total or partial suspensions of production.

We are dependent on a limited number of specialty suppliers of certain raw materials.

Our ability to manufacture VITOSS Bone Graft Substitute and CORTOSS and to have VITOSS FOAM and VITAGEL manufactured for us is dependent on a limited number of specialty suppliers of certain raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Moreover, our failure to maintain strategic reserve supplies of each significant single-sourced material used to manufacture VITOSS Bone Graft Substitute, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Royalty Trust. Although we believe that we maintain good relationships with our suppliers, there can be no guarantee that such supplies and services will continue to be available with respect to our current and future commercialized products.

We are dependent on Kensey and other third-party manufacturers for the supply of products that we may sell.

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with current FDA Quality System Regulation and requirements, and EU MDD International Organization for Standardization (“ISO”) 9000 Series standards and equivalent requirements.

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

We believe our manufacturing facilities have the capacity to meet our commercial needs for the next several years. We are manufacturing VITAGEL, CELLPAKER, IMBIBE, ENDOSKELETON TA, and ALIQUOT through outside third-party contract manufacturers. Our VITOSS Bone Graft Substitute is converted to VITOSS FOAM by Kensey, our development partner. Our third-party manufacturers are ISO 9001 certified or otherwise meet our quality system requirements. In addition to the need for CORTOSS U.S. regulatory approval in order to commercialize CORTOSS in the U.S., the CORTOSS manufacturing facility and quality assurance system must pass inspection by the FDA. Angiotech decided to cease to manufacture VITAGEL by November 2005; therefore, in October 2005, we purchased all available existing products, accessories and work-in-process from Angiotech for $1,800,000, which is expected to be sufficient to meet our operating requirements through mid 2006. Additionally, on November 30, 2005, we submitted a Duplicate PMA for VITAGEL to the FDA through a Grant of License from Angiotech to reference their PMA. FDA approval of the PMA submitted by us, if obtained, will allow us to sell VITAGEL product that is manufactured on-site in our Malvern, Pennsylvania facility. As of December 31, 2005, we had included in inventory VITAGEL valued at $653,835 that was manufactured on-site at our Malvern facility. We have no assurance that we will obtain FDA approval to sell VITAGEL manufactured by us prior to our current supply of VITAGEL being exhausted. We may not have sufficient inventory of VITAGEL during the second half of 2006 to support customer demand.

Our ability to manufacture our products is dependent on a limited number of specialty suppliers of certain raw materials. We have a long-term supply agreement which provides bovine collagen for the manufacture of VITAGEL; however, we do not have any other long-term supply agreements for raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Moreover, our failure to continue to maintain strategic reserve supplies of each significant single-sourced material used to manufacture VITOSS Bone Graft Substitute, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Royalty Trust.

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

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our stock. In July 2004, we raised approximately $24.0 million in net proceeds from the sale of 5,681,818 shares of our Common Stock to Angiotech and, in December 2005, we raised an aggregate of approximately $12.9 million in net proceeds from the sale of 4,318,182 shares of our Common Stock to institutional investors. We believe our existing cash, cash equivalents, and investments of $27,672,221 as of December 31, 2005 will be sufficient to meet our currently estimated operating and investing requirements for at least the next twelve months. To date, we have not been profitable. We have incurred substantial operating losses since our inception and at December 31, 2005, had an accumulated deficit of $118,574,135. These losses have resulted principally from:

•	the development and patenting of our technologies;

•	pre-clinical and clinical studies;

•	preparation of submissions to the FDA and foreign regulatory bodies; and

•	the development of manufacturing, sales and marketing capabilities.

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

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Trust. In this financing, we sold Royalty Trust a revenue interest and shares of our Common Stock. The revenue interest provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales plus 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and any structural bioactive device developed, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage can increase if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. We do not currently expect that changes in the revenue interest percentage resulting from fluctuations in sales of products subject to the revenue interest will have a material effect on operating results for a period when considered relative to sales of the products for that period.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2004, the revenue interest assignment agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000. Of the $1,100,000 paid to Royalty Trust, $837,844 was earned in 2004 and the balance of $262,154 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2004, and was repaid to us during the first quarter of 2005. In

February 2005, the revenue interest assignment agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust, $989,287 was earned in 2005 and the balance of $610,713 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2005, and is scheduled to be repaid to us in April of 2006. In December 2005, the revenue interest assignment agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. The amount of the advance payment remains $3,000,000 in each of the years 2007 through 2016. While we believe that we will have sufficient cash at the end of 2006 to make the required $3,000,000 advance payments to Royalty Trust during 2007, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2008 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year.

Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS Bone Graft Substitute, CORTOSS and any structural bioactive device developed, in North America and Europe, and the 12% revenue interest we pay to one of our wholly-owned subsidiaries, on the sales of our products (collectively, the “Pledged Assets”). We are also required to maintain:

•	Cash, cash equivalent and investment balances equal to or greater than the product of (i) 1.5 and (ii) total operating losses, net of non-cash charges, for the preceding fiscal quarter; and

•	total shareholders’ equity of at least $8,664,374; provided, however, that under the provisions of the agreement with Royalty Trust, when calculating shareholders’ equity for the purposes of the financial covenants, the revenue interest obligation is included in shareholders’ equity at its carrying value.

As of December 31, 2005, we were in compliance with all financial covenants. However, if we fail to maintain such balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest.

In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Royalty Trust’s right to require us to repurchase its revenue interest:

•	a judicial decision that has a material adverse effect on our business, operations, assets or financial condition;

•	the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments;

•	a voluntary or involuntary bankruptcy that involves us or our wholly owned subsidiary, Vita Special Purpose Corp.;

•	our insolvency;

•	a change in control of our company; and

•	the breach of a representation, warranty or certification made by us in the agreements with Royalty Trust that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice thereof from Royalty Trust.

In addition, our failure to maintain strategic reserve supplies of each significant single-source material used to manufacture VITOSS Bone Graft Substitute, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Royalty Trust. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of December 31, 2005, we would have owed Royalty Trust $19,606,958.

The repurchase price for Royalty Trust’s revenue interest as of a given date is calculated in three steps. First, a specified annual rate of return (25% effective October 16, 2005) is applied to Royalty Trust’s $10,000,000 original purchase price from October 16, 2001 to the date of determination of the repurchase price. Second, the result obtained from the first step of the calculation is added to the original $10,000,000 purchase price. Third, the sum obtained from the second step of the calculation is reduced by both $3,333,333 and the actual amount of revenue interest paid during the specified period.

If we were unable to repurchase the revenue interest upon a repurchase event, Royalty Trust could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Royalty Trust could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of December 31, 2005. In the event that we repurchased Royalty Trust’s revenue interest, Royalty Trust would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interests assignment transaction.

Our results of operations may fluctuate due to factors out of our control, which could cause volatility in our stock price.

VITOSS Bone Graft Substitute, IMBIBE, CORTOSS and ALIQUOT are currently our only products for which we have received regulatory approvals for sale. VITOSS Bone Graft Substitute is cleared for sale in the U.S. and the European Union. IMBIBE is cleared for sale in the U.S. CORTOSS and ALIQUOT are cleared for sale in the European Union. In addition, we obtained distribution rights to VITAGEL and CELLPAKER in June 2004 and launched that product in the U.S. in January 2005. Future levels of VITOSS Bone Graft Substitute, VITAGEL, CORTOSS, ALIQUOT, CELLPAKER and IMBIBE product sales are difficult to predict. VITOSS Bone Graft Substitute product sales to date may not be indicative of future sales levels. VITOSS Bone Graft Substitute, CORTOSS and ALIQUOT sales levels in Europe may fluctuate due to seasonality of elective surgeries and the timing of any distributor stocking orders and VITOSS Bone Graft Substitute, VITAGEL, IMBIBE and CELLPAKER sales levels may fluctuate in the U.S. due to seasonality of elective surgeries and the timing of orders from hospitals. Our results of operations may fluctuate significantly in the future as a result of a number of additional factors, many of which are outside of our control. These factors include, but are not limited to:

•	the timing of governmental approvals or clearances for our products and our competitors’ products;

•	unanticipated events associated with clinical and pre-clinical trials of our products;

•	the medical community’s acceptance of our products;

•	the timing in obtaining adequate third-party reimbursement of our products;

•	the success of competitive products;

•	our ability to enter into strategic alliances with other companies;

•	expenses associated with development and protection of intellectual property matters;

•	establishment of commercial scale manufacturing capabilities;

•	events affecting logistics and elective surgery trends;

•	the timing of expenses related to commercialization of new products;

•	competitive disruptions to our distribution channels;

•	the adequate training of a sufficient number of surgeons in the use of our products;

•	pending or threatened offers to acquire us; and

•	timing of governmental approvals or clearances for us to manufacture the products we sell.

The results of our operations may fluctuate significantly from quarter to quarter and may not meet expectations of securities analysts and investors. This may cause our stock price to be volatile.

Our business will be damaged if we are unable to protect our proprietary rights to our products, and we may be subject to intellectual property infringement claims by others.

We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these measures afford only limited protection and may not adequately protect our rights. For example, our patents may be challenged, invalidated or circumvented by third parties. As of December 31, 2005, we own or control eighteen issued U.S. patents and thirteen pending patent applications in the U.S., and several counterparts of certain of these patents and pending patent applications worldwide, including Canada, Europe, Mexico and Japan. There can be no assurance that patents will issue from any of the pending patent applications. Moreover, we cannot be certain that we were the first creator of inventions covered by pending patent applications or we were the first to file patent applications for the relevant inventions for the following reasons:

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

Extensive research efforts and rapid technological change characterize the market for products in the orthopedic market. We anticipate that we will face intense competition from medical device, medical products and pharmaceutical companies. For instance, several PMMA bone cement received 510(k) clearance in 2004 for vertebral augmentation of VCFs. Further, in 2004, the spinal bone grafting market saw the introduction of total disk replacement devices (TDRs) as treatment alternative for degenerative disk disease designed to preserve the motion of the vertebrae of the spine. Our products could be rendered noncompetitive or obsolete by these and other competitors’ technological advances. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. These competitors may be in the process of seeking FDA or other regulatory approvals or clearances, or patent protection, for competitive products. Our competitors could, therefore, commercialize competing products in advance of our products. They may also enjoy substantial advantages over us in terms of:

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

Our stock price, like that of many small cap medical technology companies, may be volatile. In general, equity markets, including Nasdaq, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. The following factors could also cause our stock price to be volatile or decrease:

•	fluctuations in our results of operations;

•	under-performance in relation to analysts’ estimates or financial guidance provided by us;

•	changes in the financial guidance we provide to the investment community;

•	changes in stock market analyst recommendations regarding our stock;

•	announcements of technological innovations or new products by us or our competitors;

•	issues in establishing commercial scale manufacturing capabilities;

•	disruptions with the manufacturing of our products, including with respect to our third-party manufacturers;

•	unanticipated events associated with clinical and pre-clinical trials;

•	FDA and international regulatory actions regarding us or our competitors;

•	determinations by governments and insurance companies regarding reimbursement for medical procedures using our or our competitors’ products;

•	the medical community’s acceptance of our products;

•	product sales growth rates;

•	difficulties in establishing and expanding our distribution channels;

•	disruptions to our distribution channels as a result of competitive market changes;

•	product recalls;

•	developments with respect to patents or proprietary rights;

•	public concern as to the safety of products developed by us or by others;

•	changes in health care policy in the United States and internationally;

•	acquisitions or strategic alliances by us or our competitors;

•	business conditions affecting other medical device companies or the medical device industry generally;

•	general market conditions, particularly for companies with small market capitalizations; and

•	pending or threatened offers to acquire us.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our headquarters are located at the Great Valley Corporate Center in Malvern, Pennsylvania, which is a suburb of Philadelphia. Our manufacturing, research and development and administrative offices utilize approximately 24,800 square feet of space, which we have leased through July 2012. In addition, we have leased approximately 6,610 square feet of warehouse space through September 2007. We believe our manufacturing facility has the capacity to meet our commercial needs for at least the next several years. We conduct our international sales and marketing activities through administrative office space in Leuven, Belgium, which we have leased through May 2009.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the Nasdaq National Market (“Nasdaq”) under the symbol “VITA.” The following table reflects the ranges of high and low sale prices for our Common Stock as reported on Nasdaq for the stated periods.

	Nasdaq
	High	Low
2005:
First Quarter	$4.09	$3.10
Second Quarter	4.02	3.02
Third Quarter	4.57	3.78
Fourth Quarter	4.33	3.25

2004:
First Quarter	$4.00	$2.90
Second Quarter	5.19	3.64
Third Quarter	5.30	3.84
Fourth Quarter	4.57	3.56

As of March 14, 2006 there were 164 holders of record for shares of our Common Stock. Since a portion of our Common Stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders. On March 14, 2006, the last reported sale price of the Common Stock as reported by Nasdaq was $3.87 per share.

We have never declared or paid cash dividends on shares of our Common Stock and do not intend to pay any cash dividends in the foreseeable future on shares of our Common Stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected historical consolidated financial data derived from the consolidated financial statements of Orthovita, Inc. and subsidiaries as of and for each of the five years in the period ended December 31, 2005. This data should be read in conjunction with our consolidated financial statements, including notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this report.

	Year ended December 31
	2005	2004	2003	2002	2001
Statement of Operations Data:
Product sales	$34,679,298	$24,661,382	$15,468,621	$10,379,205	$3,940,395
Cost of sales	12,651,578	7,758,892	2,637,472	1,578,765	719,373
Operating expense	34,955,082	29,439,511	21,252,581	20,176,085	17,474,630
Interest (expense) income, net	(435,979)	(661,003)	(580,024)	(294,299)	88,189
Net gain on sale of product line (1)	—	—	—	—	(375,000)
Dividends paid on Preferred Stock (2)	—	—	(268,521)	(423,618)	—
Deemed dividends on Preferred Stock (2)	—	—	(850,869)	(8,198,840)	—

Net loss applicable to common shareholders	$(13,363,341)	$(13,198,024)	$(10,120,846)	$(20,292,402)	$(13,790,419)

Net loss per share applicable to common shareholders, basic and diluted	$(0.28)	$(0.29)	$(0.33)	$(1.00)	$(0.82)

Shares used in computing basic and diluted net loss per share	48,106,705	44,752,353	30,942,390	20,223,182	16,841,970

	As of December 31
	2005	2004	2003	2002	2001
Condensed Balance Sheet Data:
Cash, cash equivalents and short-term investments	$24,665,441	$25,665,096	$22,462,350	$19,167,268	$12,906,557
Accounts receivable, net	6,224,064	4,498,049	2,658,353	1,621,238	983,467
Inventories	11,923,351	8,998,361	3,603,134	2,870,342	1,606,333
Property and equipment, net	5,031,659	4,606,287	4,361,729	4,896,472	5,433,353
Long-term investments	3,006,780	3,039,485	—	—	—
Total assets	52,336,029	48,011,961	33,550,563	28,704,107	21,212,843
Current liabilities	9,122,692	5,662,799	4,032,045	3,795,403	2,907,776
Long-term liabilities (3)	8,837,681	7,825,280	7,725,256	7,850,891	5,634,626
Total shareholders’ equity	34,375,656	34,523,882	21,793,262	17,057,813	12,670,441

(1)	On March 22, 2000, we sold our BIOGRAN dental grafting product line to Implant Innovations, Inc. (“3i”) for $3,900,000 which resulted in a $375,000 net gain on sale of product line during the year ended December 31, 2001.

(2)	See Note 10 of Notes to the Consolidated Financial Statements for further discussion regarding the dividends paid and the deemed dividends on Preferred Stock.

(3)	Included in long-term liabilities is a revenue interest obligation of $7,167,000 as of December 31, 2005, 2004, 2003 and 2002. As of December 31, 2001, long-term liabilities includes a revenue interest obligation of $5,222,107. See Note 6 of Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, future financing and liquidity, adding direct sales representatives, the adequacy of available resources, sales growth, uses of cash, adequacy and valuation of inventory, and other statements regarding matters that are not historical facts or statements of current condition. Any or all of our forward-looking statements in this Form 10-K may turn out to be incorrect. They can be affected by inaccurate or erroneous assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements. In addition, our performance and financial results could differ materially from those reflected in the forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopedic and medical device industries. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

Inventory

Inventory is stated at the lower of cost or market value using the first-in first-out basis, or FIFO. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. For the years ended December 31, 2005 and 2004, cost of sales includes a provision of $1,606,420 and $1,590,856, respectively, to write down inventory to its estimated net realizable value prior to the expiry date of such inventory. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense.

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Trust. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issue No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the “revenue interest obligation” of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700 as of December 31, 2005 and 2004.

The products that are subject to the revenue interest have only been approved or cleared and marketed for several years or are still under development. For these reasons, as of December 31, 2005 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Accordingly, given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $989,287, $837,844 and $642,850 has been recorded for the years ended December 31, 2005, 2004 and 2003, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

Income Taxes

We account for income taxes in accordance with an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are recorded without consideration as to their ability to be realized. The deferred tax asset includes net operating loss carry forwards, and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in our consolidated statements of operations but have been recorded as assets for tax return purposes. These tax assets are amortized over periods generally ranging from 10 to 17 years for tax purposes. The portion of any deferred tax asset, for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance against the asset. A valuation allowance has been established against all of our deferred tax assets since, given our history of operating losses, the realization of the deferred tax asset is not assured.

Accounting for Stock Options Issued to Employees and Non-employees

For periods through December 31, 2005, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For the years ended December 31, 2005, 2004 and 2003, we recorded $146,313, $439,068, and $689,762, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For options granted to employees, SFAS No. 123 allows a company either to record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25, and disclose the SFAS No. 123 fair value.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement revises SFAS No. 123, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is the first annual period beginning after June 15, 2005, which is January 1, 2006 for the Company. Under SFAS No. 123R, we will be required to expense stock options in our Consolidated Statements of Operations when they are granted. The actual effect on net loss and loss per share will vary depending upon the number of grants of options in 2006 and future periods as compared to prior years. We have selected the Black-Scholes option-pricing model, on a modified prospective transition method, as the most appropriate fair-value method for our awards and will recognize compensation costs over the vesting periods of the awards. We expect to record approximately $1,700,000 during the year ended December 31, 2006 related to SFAS No. 123R.

The Company’s Board of Directors approved the acceleration of vesting for all “out-of-the-money” unvested stock options held by current employees, officers or directors on November 29, 2005 under the Company’s 1993 Stock Option Plan and Amended and Restated 1997 Equity Compensation Plan. An option was considered “out-of-the-money” if the stated exercise price was greater than $3.50 per share, the closing sale price of the Company’s Common Stock on November 29, 2005. As a result of this action, options to purchase approximately 1,110,000 shares of our Common Stock were subject to this acceleration. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that might be recorded in future periods following our adoption of SFAS No. 123R. The estimated future compensation expense that would have otherwise been recognized in our consolidated statement of operations with respect to these options under SFAS No. 123R is approximately $5,000,000 of which the pro forma effect is included in stock-based employee compensation expense for the year ended December 31, 2005, in Note 2 to the Consolidated Financial Statements. Had these options not been accelerated, this $5,000,000 expense would have been recorded as follows: $1,600,000 in 2006, $1,400,000 in 2007, $1,200,000 in 2008 and $800,000 in 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from sales of our stock. Our cash, cash equivalents and investments of $27,672,221 as of December 31, 2005, which includes the receipt in December 2005 of $12,929,546 in net proceeds realized from the sale of 4,318,182 shares of our Common Stock to institutional investors. During 2005, $13,397,130 of cash was used in operations, which included $2,310,617 in working capital for the increase in accounts receivable and inventory, net of accounts payable.

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. As of December 31, 2005 and 2004, cash, cash equivalents and investments consisted of the following:

	Gross Unrealized
	Book Value	Gains	Losses	Fair Market Value
December 31, 2005:
Cash and cash equivalents	$8,834,694	$—	$—	$8,834,694
Short-term investments	15,842,853	—	(12,106)	15,830,747
Long-term investments	3,015,478	—	(8,698)	3,006,780

	$27,693,025	$—	$(20,804)	$27,672,221
Percentage of total assets				52.9%

December 31, 2004:
Cash and cash equivalents	$9,831,544	$—	$—	$9,831,544
Short-term investments	15,857,774	834	(25,056)	15,833,552
Long-term investments	3,045,763	27	(6,305)	3,039,485

	$28,735,081	861	(31,361)	$28,704,581
Percentage of total assets				59.8%

The following is a summary of selected cash flow information:

	Year Ended December 31
	2005	2004	2003
Net cash used in operating activities	$(13,397,130)	$(17,846,441)	$(8,413,547)
Net cash (used in) provided by investing activities	(1,660,855)	(18,340,052)	1,358,973
Net cash provided by financing activities	14,284,197	25,404,849	12,277,642
Effect of exchange rate changes on cash and cash equivalents	(223,062)	148,838	66,014

Net (decrease) increase in cash and cash equivalents	$(996,850)	$(10,632,806)	$5,289,082

NET CASH USED IN OPERATING ACTIVITIES

OPERATING CASH INFLOWS

Operating cash inflows for the years ended December 31, 2005 and 2004 have been derived primarily from VITOSS Bone Graft Substitute, IMBIBE Bone Marrow Aspirate and Delivery Device and VITAGEL Surgical Hemostat product sales in the U.S. and from VITOSS Bone Graft Substitute, CORTOSS Synthetic Cortical Bone and ALIQUOT Micro Delivery System product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and investments.

OPERATING CASH OUTFLOWS

Our operating cash outflows for the twelve months ended December 31, 2005 have primarily been used for (i) the purchase of product inventory from Kensey Nash Corporation (“Kensey”) of $4,229,667, (ii) the purchase of existing products, accessories and work-in-process from Angiotech Pharmaceuticals, Inc. (“Angiotech”) of $1,255,082, which we believe will be sufficient to meet our operating requirements through mid 2006; (iii) the production of VITAGEL and CORTOSS inventory, (iv) the U.S. pivotal clinical study for Cortoss and (v) headcount additions, as we expand our field sales network and strengthen our sales management team. Additionally, operating cash outflows have continued to be utilized for development and pre-clinical and clinical activities in preparation for regulatory filings of our products in our development pipeline.

In February 2005, the revenue interest assignment agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000, which was paid to Royalty Trust during February 2005 net of the $262,154 balance in prepaid revenue interest expense outstanding as of December 31, 2004.

We believe our existing cash, cash equivalents and investments of $27,672,221 as of December 31, 2005 will be sufficient to meet our currently estimated operating and investing requirements for at least the next twelve months.

OPERATING CASH FLOW REQUIREMENTS OUTLOOK

We expect to focus our efforts on sales growth under our VITOSS Bone Graft Substitute, VITAGEL Surgical Hemostat and IMBIBE product platforms for 2006. We launched VITOSS Cancellous Chips and the VITAGEL Spray Set during the first quarter of 2006, and during the latter part of 2006, we plan to launch ORTHOVITA Cortico-Cancellous Chips. In addition, we intend to use operating cash on the collection and publication of VITOSS Bone Graft Substitute post-clinical data for marketing and sales purposes, and on continual improvements to our distribution channels. There may be future quarterly fluctuations in spending. Prior to the launch of each new product line configuration, significant inventory levels must be manufactured. The inventory may be manufactured in anticipation of the receipt of regulatory approval or clearance and may be initially built with one-year shelf life, so as to accelerate the commercial launch of the product, once approved or cleared, to our field sales network of independent sales agencies and direct sales representatives. If the inventory is built in the reporting periods prior to the receipt of the required regulatory approval or clearance for new products, the cost of the inventory manufactured will be expensed in accordance with SFAS No. 2 “Accounting for Research and Development Costs.” If inventory is built with one-year shelf life or our product sales fail to meet expected levels, we may experience inventory obsolescence.

In an effort to further increase sales of our new VITOSS Bone Graft Substitute product line configurations in future quarters, we intend to add direct sales representatives to our organization for those territories in the U.S. where we either do not currently have independent sales agency coverage or the territory is under served.

Additionally, we expect to use cash, cash equivalents and investments for the associated marketing and sales activities with VITOSS Bone Graft Substitute, IMBIBE and VITAGEL in the U.S. and VITOSS Bone Graft Substitute, CORTOSS and ALIQUOT outside the U.S. Additionally, we expect to continue to use cash, cash equivalents and investments during 2006 in operating activities associated with clinical trials in the U.S. for CORTOSS, research and development, product development for our VITOSS Bone Graft Substitute and IMBIBE product line configurations and any structural device platform. We expect to incur approximately $3.5 million in external costs over the next two years in the execution of the CORTOSS pivotal clinical study in the U.S. The timing of such expense is largely dependent upon the rate of patient enrollment in the study.

Our operating cash flow requirements are heavily dependent upon the timing of receipt of FDA 510(k) clearance for new product line configurations, the timing of receipt of FDA approval to manufacture VITAGEL ourselves in our manufacturing facility, the timing of inventory builds to support product launches and related inventory valuations, the timing of subsequent launches and acceptance of our new product line configurations, the rate at which we add new direct sales representatives and the rate at which our field sales network generates sales in their respective territories. Accordingly, for 2006, our operating cash flow requirements may still be subjected to quarterly volatility, up or down. Until such time that sales levels are sufficient to sustain operations, if ever, we expect to continue to use cash, cash equivalents and investments to fund operating activities.

Agreement with Kensey Nash Corporation. In March 2003, we entered into a development, manufacturing and supply agreement with Kensey to jointly develop and commercialize new biomaterials-based products based upon our VITOSS platform. The new products to be developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any jointly developed approved product for seven years from first commercial sale of the co-developed product and we will market and sell the product worldwide. In February 2005, the first agreement, under which the VITOSS FOAM products have been commercialized, was extended until 2014. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product, and make royalty payments to Kensey based on the net sales of such products. In December 2003, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the first jointly developed product platform, VITOSS FOAM, and we commenced sales on the first of several product configurations under the VITOSS FOAM product platform during February 2004. In February 2005, we expanded our existing relationship with Kensey and agreed to pursue co-development of soft tissue repair products for orthopedics. Similar to the terms of the original agreement signed in March 2003, Kensey will manufacture the new co-developed soft tissue products and we will market and sell the products worldwide, with Kensey receiving a royalty on the net sales. Approximately 60% of our product sales during 2005 were from products co-developed with Kensey. As of December 31, 2005, we owed Kensey $1,323,595 for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the consolidated balance sheet. Amounts due to Kensey as of December 31, 2005 are expected to be paid by us during the first quarter of 2006.

Agreement with Cohesion Technologies, Inc. In June 2004, we entered into an agreement with Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis® (which we re-branded as VITAGEL Surgical Hemostat), a composite liquid hemostat, and the CELLPAKER® plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the VITAGEL territory to include the European Union (“EU”) and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Effective September 30, 2005, we entered into an amendment to the agreement necessary to transition the manufacture of the products and accessories from Angiotech to us. In addition, the amendment changes the royalty rate payable by us to Angiotech and modifies the method for calculating net sales of such products manufactured by Angiotech for us during the transition period. Angiotech decided to cease to manufacture VITAGEL by November 2005; therefore, in October 2005, we purchased all available existing products, accessories and work-in-process from Angiotech for $1,800,000, which is expected to be sufficient to meet our operating requirements through mid 2006. Additionally, on November 30, 2005, we submitted a Duplicate PMA for VITAGEL to the FDA through a Grant of License from Angiotech to reference their PMA. FDA approval of the PMA submitted by us, if obtained, will allow us to sell VITAGEL product that is manufactured on-site in our Malvern, Pennsylvania facility. As of December 31, 2005, we had included in inventory VITAGEL valued at $653,835 that was manufactured on-site at our Malvern facility. We have no assurance that we will obtain FDA approval to sell VITAGEL manufactured by us prior to our current supply of VITAGEL being exhausted. We may not have sufficient inventory of VITAGEL during the second half of 2006 to support customer demand.

During the year ended December 31, 2005, we purchased $3,227,199 of product inventory from Angiotech, and as of December 31, 2005, we owed Angiotech $2,303,969 for manufactured product inventory and royalties, which is included in accounts payable and other accrued expenses on the consolidated balance sheet. All product royalty expense payable to Angiotech is included in cost of sales on the consolidated statements of operations, as we recognize product sales revenue from our customers.

Revenue Interest. The revenue interest provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS Bone Graft Substitute, CORTOSS and any structural bioactive device developed, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum rate of 4.375% on that portion of product sales that specifically relates to VITOSS Bone Graft Substitute and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2004, the revenue interest assignment agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000. Of the $1,100,000 paid to Royalty Trust, $837,844 was earned in 2004 and the balance of $262,154 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2004, and was repaid to us during the first quarter of 2005. In February 2005, the revenue interest assignment agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust, $989,287 was earned in 2005 and the balance of $610,713 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2005, and is scheduled to be repaid to us in April of 2006. In December 2005, the revenue interest assignment agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. The amount of the advance payment remains $3,000,000 in each of the years 2007 through 2016. While we believe that we will have sufficient cash at the end of 2006 to make the required $3,000,000 advance payments to Royalty Trust during 2007, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2008 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year.

As of December 31, 2005, we were in compliance with all financial covenants. However, if we fail to maintain certain specified balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of December 31, 2005, we would have owed Royalty Trust $19,606,958. As of December 31, 2005, we do not expect to fall out of compliance in the foreseeable future with the financial covenants of the revenue interest obligation.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

INVESTING CASH INFLOWS

During 2005 and 2004, we received $20,915,000 and $1,998,000, respectively, from the sale of investment grade marketable securities.

During the year ended December 31, 2004, we received $14,480 from the sale of used laboratory equipment.

INVESTING CASH OUTFLOWS

During the years ended December 31, 2005 and 2004, $21,105,775 and $18,928,019, respectively, was used for the purchase of investment grade short-term and long-term marketable securities.

We have invested $1,470,080 and $1,424,513 for the years ended December 31, 2005 and 2004, respectively, primarily for the purchase of manufacturing equipment, computer equipment and leasehold improvements.

INVESTING CASH OUTLOOK

We expect the amount that we spend for the purchase of leasehold improvements and capital equipment during 2006 to be less than 2005. We will seek to finance new capital investments through notes payable or capital leases under an equipment line of credit.

NET CASH PROVIDED BY FINANCING ACTIVITIES

FINANCING CASH INFLOWS

During the year ended December 31, 2005, we sold 4,318,182 shares of Common Stock for net proceeds of $12,929,546. During the year ended December 31, 2004, we sold 5,681,818 shares of Common Stock for net proceeds of $24,024,375.

During the year ended December 31, 2005, we received $218,717 and $86,812 from stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan, respectively. During the year ended December 31, 2004, we received $514,288, $696,932 and $82,135 from warrant exercises, stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan, respectively.

For the years ended December 31, 2005 and 2004, we issued notes payable of $1,572,514 and $537,974, respectively, in connection with the purchase of property and equipment.

FINANCING CASH OUTFLOWS

During 2005 and 2004, $523,392 and $440,088, respectively, were used to repay notes payable and capital lease obligations.

During the year ended December 31, 2004, we incurred additional costs of $10,767 associated with the prior year sale of our stock.

FINANCING REQUIREMENTS OUTLOOK

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as it relates to the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next two years, if ever. Until such sales levels are achieved, we expect to continue to use cash, cash equivalents, and investments to fund operating and investing activities. We believe our existing cash, cash equivalents, and investments of $27,672,221 as of December 31, 2005, will be sufficient to meet our currently estimated operating and investing requirements for at least the next twelve months. We will seek to finance new capital investments through notes payable or capital leases under an equipment line of credit. In addition, we may seek to finance our working capital needs through a line of credit.

CONTRACTUAL OBLIGATIONS

	Leases	Notes Payable and Capital Lease Obligations	Total
2006	$451,321	$647,115	$1,098,436
2007	442,541	566,502	1,009,043
2008	392,390	436,317	828,707
2009	385,755	446,332	832,087
2010	378,250	37,386	415,636
2011 and thereafter	613,208	—	613,208

	$2,663,465	$2,133,652	$4,797,117

Leases. We lease office space and equipment under non-cancelable operating leases.

Notes Payable and Capital Lease Obligations. During July 2002, we entered into a financing arrangement with a lending institution. The arrangement provided individual notes payable with a term of 35 months from the date of issuance for each note. The notes payable are secured by certain capital assets. During 2005, we closed on two individual notes totaling an aggregate principal amount of $1,572,514 with annual interest rates of approximately 11.19%. In addition during 2004, we closed on two individual notes totaling an aggregate principal amount of $537,974 with annual interest rates of approximately 11.43%, and during 2003, we closed on two individual notes totaling an aggregate principal amount of $292,292 with annual interest rates of approximately 10.42%. During January 2002, we entered into a $129,472 capital lease financing arrangement with a different lending institution. The term of this lease is 60 months with an annual interest rate of 11.45%.

Revenue Interest. See above discussion under Item 7. “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations – Critical Accounting Policies and Liquidity and Capital Resources.”

Agreement with Kensey Nash Corporation. See above discussion under Item 7. “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources.”

Agreement with Angiotech. See above discussion under Item 7. “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

This section should be read in conjunction with the detailed discussion under “Liquidity and Capital Resources.” As noted above, we expect to continue to incur operating losses in the future as we continue our product development efforts.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Product Sales. Product sales for 2005 increased 41% to $34,679,298 from $24,661,382 in 2004. Sales growth was primarily attributable to the expansion of our existing product portfolio and improved market penetration in the U.S., reflecting the increased size of the U.S. field sales network, which resulted in improved market coverage.

For the years ended December 31, 2005 and 2004, 93% of product sales were in the U.S., primarily from sales of VITOSS Bone Graft Substitute and IMBIBE. The remaining sales, during 2005 and 2004, were a result of VITOSS Bone Graft Substitute, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. Gross profit for the full years 2005 and 2004 was $22,027,720 and $16,902,490, respectively. As a percentage of sales, gross profit was 64% for 2005, as compared to 69% for 2004. The gross profit percentage for 2005 and 2004 were negatively impacted by adjustments to write down inventory to its estimated net realizable value in the amounts of $1,606,420 and $1,590,856, respectively. The write downs of inventory arose from the shift in product mix toward certain VITOSS FOAM products introduced in 2004 and one-year shelf-life packaging on other VITOSS FOAM products. The $1,606,420 and $1,590,856 adjustments to write down inventory during the years ended December 31, 2005 and 2004, respectively, lowered the gross profit percentage by 4% and 6% for the periods, respectively. The lower gross profit percentage for 2005 as compared to 2004 was further affected by the shift in product mix towards the VITOSS FOAM product platform, which has a lower gross profit percentage on a higher average selling price per unit as compared to our other products, as well as towards the VITAGEL Surgical Hemostat product, which also has lower gross margins as compared to our other products.

Operating Expenses. Operating expenses for the years ended December 31, 2005 and 2004 were $34,955,082 and $29,439,511, respectively, which represents a 19% increase as compared to a 41% increase in product sales for the year.

General & administrative expenses for 2005 increased 19% to $6,661,628 from $5,595,049 for 2004 primarily due to additional headcount, general legal costs and insurance related expenses. General & administrative expenses decreased to 19% of product sales for 2005 as compared to 23% of product sales for 2004.

Selling & marketing expenses were $21,126,567 for the year ended December 31, 2005, a 16% increase from $18,187,113 for the year ended December 31, 2004. Selling and marketing expenses increased for the twelve months ended December 31, 2005 primarily due to higher salary and benefit costs incurred by increasing the size of our sales management team and expanding our field sales team of direct sales representatives to support the growth of U.S product sales. The remainder of the increase in selling and marketing expenses was due to higher commissions paid in the U.S. as a result of increased product sales in 2005. Selling & marketing expenses decreased to 61% of product sales for 2005 as compared to 74% of product sales for 2004.

Research & development expenses increased to $7,166,887 for 2005 from $5,657,349 for 2004. The 27% increase is primarily due to costs associated with our CORTOSS clinical trial in the U.S. Research and development expenses decreased to 21% of product sales for 2005 as compared to 23% of product sales for 2004.

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $435,979 and $661,003 of net other expense for the years ended December 31, 2005 and 2004, respectively. The decrease in net other expense is primarily attributed to higher interest income of $577,000 as a result of higher average cash, cash equivalent, and investment balances partially offset by higher interest expense of $201,000 primarily related to amortization of investments and higher revenue interest expense of $151,000 incurred under the arrangement with Royalty Trust due to higher product sales.

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

For the years ended December 31, 2004 and 2003, 93% and 92% of product sales, respectively, were in the U.S., primarily from sales of VITOSS Bone Graft Substitute and IMBIBE. The remaining sales, during 2004 and 2003, were a result of VITOSS Bone Graft Substitute, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. Gross profit for the full year 2004 and 2003 was $16,902,490 and $12,831,149, respectively. As a percentage of sales, gross profit was 69% for 2004, as compared to 83% for 2003. The gross profit percentage for 2004 was negatively impacted by a $1,590,856 adjustment to write down inventory to its estimated net realizable value. The write down of inventory arose from the shift in product mix toward certain VITOSS FOAM products introduced in 2004 and one-year shelf-life packaging on other VITOSS FOAM products. The $1,590,856 adjustment to write down inventory during the year ended December 31, 2004 lowered the gross profit percentage by 6% for the period. The lower gross profit percentage for 2004 was further affected by the shift in product mix toward the VITOSS FOAM product platform, which has a lower gross profit percentage on a higher average selling price per unit as compared to our other products.

Operating Expenses. Operating expenses for the years ended December 31, 2004 and 2003 were $29,439,511 and $21,252,581, respectively, which represents a 39% increase as compared to a 59% increase in product sales for the year.

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

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $661,003 and $580,024 of net other expense for the years ended December 31, 2004 and 2003, respectively. The increase in net other expense is primarily attributed to higher revenue interest expense incurred under the arrangement with Royalty Trust due to higher product sales. This increase in net other expense was partially offset by higher interest income as a result of higher average cash, cash equivalent, short-term and long-term investment balances.

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

As of December 31, 2005, our total exposure to foreign currency risk in U.S. dollar terms was approximately $2,100,000, or 4.0%, of our total assets. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $210,000 at December 31, 2005.

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

As of December 31, 2005 and 2004, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2005 due to the material weakness discussed in Management’s Annual Report on Internal Control Over Financial Reporting below. The material weakness related to ineffective internal controls associated with the physical count and compilation of inventory as of December 31, 2005.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective because of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified as existing at December 31, 2005 and is included in management’s assessment:

The Company did not maintain effective controls over the processes associated with its year-end physical inventory count. Specifically, the Company’s policies and procedures over its year-end physical inventory count process did not provide for an appropriate level of training to adequately prepare personnel involved in the physical inventory count, and did not provide for sufficient supervision and review by appropriate company personnel of the physical inventory count results and certain reconciliations prepared in connection with the physical inventory count. As a result of these internal control deficiencies, the Company completed an inaccurate physical count of inventory on hand at December 31, 2005 and performed an inaccurate compilation of inventory count tags. These deficiencies resulted in a misstatement of inventory as of December 31, 2005, which the Company corrected prior to the issuance of its 2005 financial statements. Additionally, these deficiencies could result in a material misstatement of inventory in our annual or interim consolidated financial statements. Accordingly, management determined that these control deficiencies constitute a material weakness as of December 31, 2005. The material weakness did not affect our previously released consolidated financial information.

The Company’s independent registered public accounting firm, KPMG LLP, has audited management’s assessment of the Company’s internal control over financial reporting and issued its report, which appears below, on management’s assessment of, and on the effective operation of, the Company’s internal control over financial reporting as of December 31, 2005.

Antony Koblish	Joseph M. Paiva
Chief Executive Officer	Chief Financial Officer

March 16, 2006

(c) Change in Internal Control Over Financial Reporting

We have begun to institute, and intend to complete during 2006, the following measures to remediate the internal control deficiencies that resulted in the identification of the material weakness in internal control over financial reporting noted in Item 9A(b) above:

•	A monthly physical inventory cycle count program was implemented during March 2006 to identify book to physical inventory differences, if any, on a timely basis.

•	We realigned job responsibilities and staffing to effectively manage the physical inventory count and compilation of inventory.

•	Physical inventory procedures will be reviewed and additional training will be provided to counters and management prior to the taking of each physical inventory.

•	We are implementing within our automated inventory system controls to provide greater accuracy over physical inventory locations within our warehouse.

During the quarters ended September 30, 2005 and December 31, 2005, we instituted changes in our internal control over financial reporting to remediate a material weakness previously disclosed in our Forms 10-Q for the periods ended June 30, 2005 and September 30, 2005. During the quarter ended June 30, 2005, in connection with the preparation of the consolidated financial statements, management identified two deficiencies which are described below. These deficiencies, in management’s opinion, constituted a material weakness in the Company’s accounting for inventory as of June 30, 2005.

1.	Inventory Obsolescence. The Company did not maintain effective control over the processes associated with accounting for obsolete inventory. Specifically, a computer-generated report utilized during the June 30, 2005 quarterly closing process to determine whether inventory should be classified as obsolete was inappropriately designed, such that it failed to reflect inventory at two company sites. The use of this report resulted initially in an understatement of the inventory reserve for the second quarter of 2005. The error was corrected by recording adjustments to the Company’s consolidated financial statements prior to the public release of the consolidated financial statements for the quarter ended June 30, 2005.

We implemented the following measures during the quarters ended September 30, 2005 and December 31, 2005 to remediate this matter and we tested the effectiveness of these internal controls and determined that these controls were operating effectively as of December 31, 2005:

•	We compare control totals derived from physical inventory reports addressing the value of our inventories to those totals utilized in reports used for calculating inventory obsolescence.

•	We value inventory obsolescence on a monthly, rather than quarterly basis.

•	We added two levels of financial department review with respect to our inventory obsolescence analysis.

2.

Overhead Cost Allocation. During the second quarter of 2005, the Company changed its standard costing for VITOSS inventory. However, the Company did not maintain effective control over the processes associated with allocation of overhead costs included in inventory. Specifically, the methodology originally used to allocate overhead costs to VITOSS inventory was incorrect and resulted in an overstatement of VITOSS inventory at June 30, 2005 and an understatement of research and development expenses for the three and six months ended June 30, 2005. Additionally, the process lacked the appropriate internal reviews. The error was corrected by recording adjustments to the Company’s consolidated financial statements for the second quarter prior to the public release of the consolidated financial statements.

We implemented the following measures during the quarters ended September 30, 2005 and December 31, 2005 to remediate this matter and we tested the effectiveness of these internal controls and determined that these controls were operating effectively as of December 31, 2005:

•	We conduct more frequent reviews over inventory valuation, including the overhead allocation,

•	We realigned job responsibilities and staffing to more effectively manage the process described above.

•	We completed the implementation of an automated manufacturing system to track the allocation of overhead to products and have tested its effectiveness relative to internal control.

There was no other change in our internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that Orthovita, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment regarding its accounting for inventory, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005: the Company did not maintain effective controls over the processes associated with its year-end physical inventory count. Specifically, the Company’s policies and procedures over its year-end physical inventory count process did not provide for an appropriate level of training to adequately prepare personnel involved in the physical inventory count, and did not provide for sufficient supervision and review by appropriate company personnel of the physical inventory count results and certain reconciliations prepared in connection with the physical inventory count. As a result of these internal control deficiencies, the Company completed an inaccurate physical count of inventory on hand at December 31, 2005 and performed an inaccurate compilation of inventory count tags. These deficiencies resulted in a misstatement of inventory as of December 31, 2005. Additionally, these deficiencies could result in a material misstatement of inventory in the Company’s annual or interim consolidated financial statements. Accordingly, management determined that these control deficiencies constitute a material weakness as of December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthovita, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 16, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 16, 2006

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

The information called for by Items 11 and 12 of Form 10-K not contained in this annual report on Form 10-K will be set forth under the captions “Executive Compensation: Report of the Compensation Committee,” “Summary Compensation Table,” “Equity Compensation Plan Information as of December 31, 2005” and “Securities Ownership of Certain Beneficial Owners and Management,” respectively, in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

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

The information called for by Item 14 of Form 10-K not contained in this annual report on Form 10-K will be set forth under the caption “Independent Registered Public Accountants” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

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

3.1	Amended and Restated Articles of Incorporation of the Company, as amended (15)

3.2	Amended and Restated Bylaws of the Company, as amended (15)

4.1	Specimen of Common Stock Certificate of the Company (6)

4.2	Registration Rights Agreement dated August 22, 2000 among the Company, Brown Simpson Partners I, Ltd., Janney Montgomery Scott LLC, Emerging Growth Equities, Ltd. and VFT Special Ventures Ltd. (4)

4.3	Investor Rights Agreement dated as of July 19, 2002 between the Company and the other parties named therein. (11)

4.4	Warrant to Purchase Shares of Common Stock dated as of November 3, 1999 in favor of Progress Capital, Inc. (6)

4.5	Warrant to Purchase 31,779 Shares of Common Stock dated August 22, 2000 in favor of Janney Montgomery Scott LLC (4)

4.6	Warrant to Purchase 31,780 Shares of Common Stock dated August 22, 2000 in favor of VFT Special Ventures Ltd. (4)

4.7	Warrant to Purchase 50,000 Shares of Common Stock dated October 23, 2001 in favor of Tucker Anthony Incorporated (7)

4.8	Form of Warrant issued to the Designees of Placement Agent SmallCaps Online Group, LLC (11)

*10.1	Employment Letter dated as of March 12, 1999 by and between the Company and Dr. Maarten Persenaire (14)

*10.2	Employment Agreement dated as of December 31, 1999 by and between the Company and David Joseph (6)

*10.3	Addendum to Employment Agreement dated as of January 1, 2002 between the Company and David S. Joseph (7)

*10.4	Employment Agreement dated as of January 1, 2002 by and between the Company and Erik M. Erbe (7)

*10.5	Employment Agreement, dated as of May 10, 2002 by and between the Company and Erik M. Erbe (10)

*10.6	Employment Agreement, dated as of May 10, 2002 by and between the Company and Antony Koblish (10)

*10.7	Employment Agreement, dated as of May 10, 2002 by and between the Company and Joseph M. Paiva (10)

10.8	Change of Control Agreement, dated as of April 23, 2001 between the Company and David McIlhenny (14)

*10.9	1993 Stock Option Plan (3)

*10.10	Amended and Restated 1997 Equity Compensation Plan (13)

10.11	Amended and Restated Employee Stock Purchase Plan (3)

10.12	Master Equipment Lease Agreement dated as of July 11, 1997 between the Company and Finova Technology Finance, Inc. (2)

10.13	Amendment to the Master Equipment Lease Agreement dated as of April 15, 1999 between the Company and Finova Technology Finance, Inc. (5)

10.14	Revenue Interests Assignment Agreement dated as of October 16, 2001 among Vita Special Purpose Corp., the Company and Paul Capital Royalty Acquisition Fund, L.P. (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2) (9)

10.15	Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of March 22, 2002 among the Company, Paul Capital Royalty Acquisition Fund, L.P. and Vita Special Purpose Corp. (7)

10.16	Second Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of January 9, 2004 among the Company, Paul Capital Royalty Acquisition Fund, L.P. and Vita Special Purpose Corp. (1)

10.17	Third Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of February 1, 2005 among the Company, Royalty Securitization Trust I (successor-in-interest to Paul Capital Royalty Acquisition Fund, L.P.) and Vita Special Purpose Corp. (1)

10.18	Fourth Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of December 19, 2005 among the Company, Securitization Trust I (successor-in-interest to Paul Capital Royalty Acquisition Fund, L.P.) and Vita Special Purpose Corp. (1)

10.19	Assignment dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.20	Security Agreement dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.21	Pledge Agreement dated as of October 16, 2001 between Vita Licensing, Inc. and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.22	Stock Purchase Agreement dated as of October 16, 2001 between the Company and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.23	Third Amendment to Line of Credit, Term Loan and Security Agreement dated October 25, 2000 between the Company and Progress Bank (6)

10.24	Capital Expenditure Loan Note dated October 25, 2000 between the Company and Progress Bank (6)

10.32	Preferred Stock and Warrant Purchase Agreement dated as of July 19, 2002 between the Company and the Purchasers named therein. (12)

10.33	Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (14)

10.34	Form of Promissory Note relating to Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (14)

10.35	Employee Stock Purchase Plan (1)

21.1	Subsidiaries (1)

23.1	Consent of KPMG LLP (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(1)	Filed herewith.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on May 1, 1998 and incorporated herein by reference.

(3)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on June 15, 1998 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-47386) filed on October 5, 2000 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 13, 2001 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on November 27, 2001 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2002 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 23, 2002 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Amendment to the Company’s Current Report on Form 8-K filed on July 31, 2002 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2003 and incorporated herein by reference.

Copies of the exhibits are available to shareholders (upon payment of a $.20 per page fee to cover the Company’s expenses in furnishing the exhibits) from Investor Relations, Orthovita, Inc., 45 Great Valley Parkway, Malvern, Pennsylvania 19355. Additionally, we maintain a website at www.orthovita.com and make available free of charge on this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOVITA, INC.

Date: March 16, 2006	By:	/s/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ANTONY KOBLISH Antony Koblish	Chief Executive Officer, President and Director (principal executive officer)	March 16, 2006

/s/ DAVID FITZGERALD David Fitzgerald	Chairman	March 16, 2006

/s/ JOSEPH M. PAIVA Joseph M. Paiva	Chief Financial Officer (principal financial and accounting officer)	March 16, 2006

/s/ MORRIS CHESTON, JR. Morris Cheston, Jr.	Director	March 16, 2006

/s/ JOSEPH HARRIS Joseph Harris	Director	March 16, 2006

/s/ ROBERT M. LEVANDE Robert M. Levande	Director	March 16, 2006

/s/ MARY E. PAETZOLD Mary E. Paetzold	Director	March 16, 2006

/s/ RUSSELL B. WHITMAN Russell B. Whitman	Director	March 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited the accompanying consolidated balance sheets of Orthovita, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orthovita, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Orthovita, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 16, 2006

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,834,694	$9,831,544
Short-term investments	15,830,747	15,833,552
Accounts receivable, net of allowance for doubtful accounts of $123,595 and $75,681, respectively	6,224,064	4,498,049
Inventories	11,923,351	8,998,361
Prepaid revenue interest expense	610,713	262,154
Other current assets	389,886	535,348

Total current assets	43,813,455	39,959,008
Property and equipment, net	5,031,659	4,606,287
Long-term investments	3,006,780	3,039,485
Other assets	484,135	407,181

Total assets	$52,336,029	$48,011,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$596,233	$456,024
Current portion of capital lease obligations	50,882	28,648
Accounts payable	4,279,847	1,939,459
Accrued compensation and related expenses	1,410,996	1,240,825
Other accrued expenses	2,784,734	1,997,843

Total current liabilities	9,122,692	5,662,799

LONG-TERM LIABILITIES:
Other long-term liabilities	183,444	165,704
Notes payable	1,403,282	459,783
Capital lease obligations	83,255	32,093
Revenue interest obligation	7,167,700	7,167,700

Total long-term liabilities	8,837,681	7,825,280

Total liabilities	17,960,373	13,488,079

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, 20,000,000 shares authorized designated as: Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock, $.01 par value, 2,000 shares authorized, 0 and 117 shares issued and outstanding	—	1
Common Stock, $.01 par value, 100,000,000 shares authorized, 52,292,426 and 47,146,232 shares issued and outstanding	522,924	471,462
Additional paid-in capital	152,255,403	138,797,392
Deferred compensation	(80,991)	—
Accumulated deficit	(118,574,135)	(105,210,794)
Accumulated other comprehensive income	252,455	465,821

Total shareholders’ equity	34,375,656	34,523,882

Total liabilities and shareholders’ equity	$52,336,029	$48,011,961

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
PRODUCT SALES	$34,679,298	$24,661,382	$15,468,621
COST OF SALES	12,651,578	7,758,892	2,637,472

Gross profit	22,027,720	16,902,490	12,831,149

OPERATING EXPENSES:
General and administrative	6,661,628	5,595,049	4,243,108
Selling and marketing	21,126,567	18,187,113	12,178,503
Research and development	7,166,887	5,657,349	4,830,970

Total operating expenses	34,955,082	29,439,511	21,252,581

Operating loss	(12,927,362)	(12,537,021)	(8,421,432)

INTEREST EXPENSE	(320,891)	(120,230)	(89,685)
REVENUE INTEREST EXPENSE	(989,287)	(837,844)	(642,850)
INTEREST INCOME	874,199	297,071	152,511

NET LOSS	$(13,363,341)	$(13,198,024)	$(9,001,456)
DIVIDENDS PAID ON PREFERRED STOCK	—	—	268,521
DEEMED DIVIDENDS ON PREFERRED STOCK	—	—	850,869

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(13,363,341)	$(13,198,024)	$(10,120,846)

NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS, BASIC AND DILUTED	$(0.28)	$(0.29)	$(0.33)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	48,106,705	44,752,353	30,942,390

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2002	$19	$202,394	$98,465,855	$—	$(81,891,924)	$281,469		$17,057,813
Exercise of Common Stock options and warrants to purchase 139,250 shares of Common Stock and 16,641 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	1,559	300,689	—	—	—	—	302,248
Issuance of 25,000 shares of Common Stock for services	—	250	92,750	—	—	—	—	93,000
Issuance of Common Stock options and warrants for services	—	—	1,007,262	—	—	—	—	1,007,262
Conversion of 1,593 shares of Series A Preferred Stock into 9,337,629 shares of Common Stock	(16)	93,376	(93,360)	—	—	—	—	—
Redemption of warrants in exchange of issuance of 5,186,681 shares of Common Stock	—	51,867	(51,867)	—	—	—	—	—
Series A Preferred Stock issuance costs	—	—	(124,404)	—	—	—	—	(124,404)
Sale of 4,892,856 shares of Common Stock and warrants, net	—	48,928	12,343,857	—	—	—	—	12,392,785
Comprehensive loss:
Net loss	—	—	—	—	(9,001,456)	—	$(9,001,456)	(9,001,456)
Dividends paid in Common Stock (84,281 shares)	—	843	267,678	—	(268,521)	—	(268,521)	—
Deemed dividends on Series A Preferred Stock	—	—	850,869	—	(850,869)	—	(850,869)	—
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	66,014	66,014	66,014

Comprehensive loss	—	—	—	—	—	—	$(10,054,832)	—

BALANCE, DECEMBER 31, 2003	3	399,217	113,059,329	—	(92,012,770)	347,483		21,793,262
Exercise of Common Stock options and warrants to purchase 393,167 shares of Common Stock and 25,387 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	4,186	1,289,169	—	—	—	—	1,293,355
Issuance of 10,434 shares of Common Stock for services	—	104	47,694	—	—	—	—	47,798
Issuance of Common Stock options and warrants for services	—	—	439,068	—	—	—	—	439,068
Modification to terms of incentive stock options for services	—	—	16,477	—	—	—	—	16,477
Conversion of 190 shares of Series A Preferred Stock into 1,113,714 shares of Common Stock	(2)	11,137	(11,135)	—	—	—	—	—
Series A Preferred Stock issuance costs	—	—	(10,767)	—	—	—	—	(10,767)
Sale of 5,681,818 shares of Common Stock	—	56,818	23,967,557	—	—	—	—	24,024,375
Comprehensive loss:
Net loss	—	—	—	—	(13,198,024)	—	$(13,198,024)	(13,198,024)
Other comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	(30,500)	(30,500)	(30,500)
Currency translation adjustment	—	—	—	—	—	148,838	148,838	148,838

Comprehensive loss	—	—	—	—	—	—	$(13,079,686)	—

BALANCE, DECEMBER 31, 2004	1	471,462	138,797,392	—	(105,210,794)	465,821		34,523,882
Exercise of Common Stock options and warrants to purchase 84,642 shares of Common Stock and 26,959 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	1,116	304,413	—	—	—	—	305,529
Issuance of 9,667 shares of Common Stock for services	—	97	37,996	—	—	—	—	38,093
Issuance of Common Stock options for services	—	—	146,313	—	—	—	—	146,313
Conversion of 117 shares of Series A Preferred Stock into 685,816 shares of Common Stock	(1)	6,858	(6,857)	—	—	—	—	—
Issuance of 20,928 shares of Common Stock under restricted stock award	—	209	89,782	(89,991)	—	—	—	—
Amortization of deferred compensation	—	—	—	9,000	—	—	—	9,000
Sale of 4,318,182 shares of Common Stock, net	—	43,182	12,886,364	—	—	—	—	12,929,546
Comprehensive loss:
Net loss	—	—	—	—	(13,363,341)	—	$(13,363,341)	(13,363,341)
Other comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	9,696	9,696	9,696
Currency translation adjustment	—	—	—	—	—	(223,062)	(223,062)	(223,062)

Comprehensive loss	—	—	—	—	—	—	$(13,576,707)	—

BALANCE, DECEMBER 31, 2005	$—	$522,924	$152,255,403	$(80,991)	$(118,574,135)	$252,455		$34,375,656

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
OPERATING ACTIVITIES:
Net loss	$(13,363,341)	$(13,198,024)	$(9,001,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,515,316	1,189,957	1,146,178
Amortization of deferred compensation	9,000	—	—
Common stock issued for services rendered	38,093	47,798	93,000
Common stock options and warrants issued for services rendered	146,313	439,068	1,007,262
Modification to terms of incentive stock options for services	—	16,477	—
Provision for doubtful accounts	85,561	—	110,000
Loss on disposal of property and equipment	35,755	—	23,592
(Increase) decrease in -
Accounts receivable	(1,811,576)	(1,839,696)	(1,147,115)
Inventories	(2,924,990)	(5,395,227)	(732,792)
Prepaid revenue interest expense	(348,559)	94,996	(357,150)
Other current assets	145,462	(477,853)	(3,591)
Other assets	(239,354)	(356,829)	44,531
Increase (decrease) in -
Accounts payable	2,340,388	608,028	654,750
Accrued compensation and related expenses	170,171	187,714	170,398
Other accrued expenses	786,891	776,326	(453,143)
Other long-term liabilities	17,740	60,824	31,989

Net cash used in operating activities	(13,397,130)	(17,846,441)	(8,413,547)

INVESTING ACTIVITIES:
Purchase of investments	(21,105,775)	(18,928,019)	—
Proceeds from sale of investments	20,915,000	1,998,000	1,994,000
Purchases of property and equipment	(1,470,080)	(1,424,513)	(635,027)
Proceeds from sale of property and equipment	—	14,480	—

Net cash (used in) provided by investing activities	(1,660,855)	(18,340,052)	1,358,973

FINANCING ACTIVITIES:
Repayment of notes payable	(488,806)	(368,842)	(250,801)
Repayments of capital lease obligations	(34,586)	(71,246)	(334,479)
Proceeds from notes payable	1,572,514	537,974	292,293
Costs associated with prior sale of common stock and preferred stock and warrants	—	(10,767)	(124,404)
Proceeds from sales of common stock and warrants, net	12,929,546	24,024,375	12,392,785
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	305,529	1,293,355	302,248

Net cash provided by financing activities	14,284,197	25,404,849	12,277,642

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(223,062)	148,838	66,014

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(996,850)	(10,632,806)	5,289,082
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,831,544	20,464,350	15,175,268

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,834,694	$9,831,544	$20,464,350

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

Orthovita, Inc. and subsidiaries (the “Company”) is a biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. Our products are used in the regeneration of bone. Our near-term commercial business is based on our internally developed VITOSS® Bone Graft Substitute technology platform, which is designed to address the non-structural bone graft market by offering synthetic alternatives to the use of autograft or cadaver-derived bone material to meet a broad range of orthopedic clinical needs in the spine, trauma, joint reconstruction, revision surgery and extremities markets, and VITAGEL™ Surgical Hemostat, which is an adherent matrix and an impermeable barrier to blood flow. Our longer-term U.S. clinical development program is focused on our internally developed CORTOSS® Synthetic Cortical Bone technology platform, which is designed for injections into osteoporotic spines to treat vertebral compression fractures (“VCFs”). We have agreements with Kensey Nash Corporation (“Kensey”) and Angiotech Pharmaceuticals, Inc. (“Angiotech”) (a shareholder of the company), that allow us to develop and market other synthetic-based biomaterial products, and continue to pursue similar relationships with other companies in biomaterials.

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

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock and Common Stock options and warrants. As of December 31, 2004 and 2003, 117 and 307 shares, respectively, of outstanding Preferred Stock were assumed converted into 685,816 and 1,799,531 shares of Common Stock, respectively for the basic and diluted net loss per common share calculation as these shares automatically converted to Common Stock when the beneficial ownership limitation lapsed (see Note 10). As of December 31, 2005, no Preferred Stock was outstanding. However, Common Stock options and warrants of 8,671,183, 7,819,977 and 6,060,843 were excluded from our computation of diluted net loss per common share for the years ended December 31, 2005, 2004 and 2003 since they were anti-dilutive due to our losses.

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

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Trust. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the “revenue interest obligation” of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700 as of December 31, 2005 and 2004.

The products that are subject to the revenue interest have only been approved or cleared and marketed for the past several years or are still under development. For these reasons, as of December 31, 2005 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Accordingly, given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized (see Note 6). Revenue interest expense of $989,287, $837,844 and $642,850 has been recorded for the years ended December 31, 2005, 2004 and 2003, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18, “Sales of Future Revenues.”

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

Accounting for Stock Options Issued to Employees and Non-employees

For periods through December 31, 2005, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for our stock option plans. Under this method, compensation expense is computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value related to stock options is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” we apply the SFAS No. 123 fair-value method of accounting to non-employee stock option grants. For the years ended December 31, 2005, 2004 and 2003, we recorded $146,313, $439,068, and $689,762, respectively, of expense related to SFAS No. 123 for our non-employee stock option grants. For options granted to employees, SFAS No. 123 allows a company either to record the Black-Scholes model value of the stock options in its statement of operations or continue to record the APB No. 25 intrinsic value in its statement of operations and disclose the SFAS No. 123 fair value. For options granted to employees, we apply the intrinsic value based method of accounting under APB No. 25, and disclose the SFAS No. 123 fair value.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement revises SFAS No. 123, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is the first annual period beginning after June 15, 2005, which is January 1, 2006 for the Company.

Under SFAS No. 123R, we will be required to expense stock options in our Consolidated Statements of Operations when they are granted. The actual effect on net loss and loss per share will vary depending upon the number of grants of options in 2006 and future periods as compared to prior years. We have selected the Black-Scholes option-pricing model, on a modified prospective transition method, as the most appropriate fair-value method for our awards and will recognize compensation costs over the vesting periods of the awards. We expect to record approximately $1,700,000 during the year ended December 31, 2006 related to SFAS No. 123R .

The Company’s Board of Directors approved the acceleration of vesting for all “out-of-the-money” unvested stock options held by current employees, officers or directors on November 29, 2005 under the Company’s 1993 Stock Option Plan and Amended and Restated 1997 Equity Compensation Plan. An option was considered “out-of-the-money” if the stated exercise price was greater than $3.50 per share, the closing sale price of the Company’s Common Stock on November 29, 2005. As a result of this action, options to purchase approximately 1,110,000 shares of our Common Stock were subject to this acceleration. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that might be recorded in future periods following our adoption of SFAS No. 123R. The pro forma table below for the year ended December 31, 2005, includes the estimated future compensation expense that would have otherwise been recognized in our consolidated statement of operations with respect to these options under SFAS No. 123R. Had these options not been accelerated, the expense related to the options would have been as follows: $1,600,000 in 2006, $1,400,000 in 2007, $1,200,000 in 2008 and $800,000 in 2009.

The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock option grants in each period.

	Year ended December 31
	2005	2004	2003
Net loss applicable to common shareholders:
As reported	$(13,363,341)	$(13,198,024)	$(10,120,846)
Less: stock-based employee compensation expense included in reported net loss	9,000	16,477	—
Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(8,839,455)	(3,540,632)	(1,785,962)

Pro forma	$(22,193,796)	$(16,722,179)	$(11,906,808)

Basic and diluted net loss per share:
As reported	$(0.28)	$(0.29)	$(0.33)
Pro forma	$(0.46)	$(0.37)	$(0.38)

Pro forma financial information required by SFAS No. 123 has been determined as if we had accounted for all outstanding and unvested stock option grants using the Black-Scholes fair value option pricing model with the following weighted average assumptions for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Weighted average fair value of options granted	$2.70	$2.94	$2.45
Risk-free interest rate	4.32%	2.90%	2.84%
Volatility	81%	86%	94%
Dividend yield	Zero	Zero	Zero
Expected life	6 years	6 years	6 years

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

Supplemental Cash Flow Information

During 2005, 2004 and 2003, respectively, we issued options and/or warrants for the purchase of 48,398, 129,250 and 354,100 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $146,313, $439,068 and $1,007,262, respectively.

During 2004, we modified the terms of certain incentive stock option agreements in consideration for services valued at $16,477.

In addition, during 2003, we issued an aggregate 84,281 shares of our Common Stock valued at $268,521 as payment of dividends to our Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (“Series A Preferred Stock”) shareholders (see Note 10).

In 2005, 2004 and 2003, we issued 9,667, 10,434 and 25,000 shares of Common Stock, respectively, valued at $38,093, $47,798 and $93,000, respectively, pursuant to a clinical assessment agreement. In addition, during the year ended December 31, 2005, a restricted stock award of 20,928 shares was made to our non-employee directors in consideration of their services. The award was valued at $89,991 and is subject to certain vesting provisions.

In 2005, we incurred capital lease obligations of $107,982.

In 2005, 2004 and 2003, cash paid for interest expense and revenue interest expense was $1,074,197, $933,592 and $732,535, respectively. The Company paid no income taxes in 2005, 2004 and 2003.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for the Company for inventory costs incurred on or after January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial statements.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2005 presentation.

3. Cash, Cash Equivalents and Investments:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of December 31, 2005 and 2004, cash, cash equivalents and investments consisted of the following:

	Gross Unrealized
	Book Value	Gains		Losses	Fair Market Value
December 31, 2005:
Cash and cash equivalents	$8,834,694		$—	$—	$8,834,694
Short-term investments: due in less than one year	15,842,853		—	(12,106)	15,830,747
Long-term investments: due in one to two years	3,015,478		—	(8,698)	3,006,780

	$27,693,025	$		$(20,804)	$27,672,221

December 31, 2004:
Cash and cash equivalents	$9,831,544		$—	$—	$9,831,544
Short-term investments: due in less than one year	15,857,774		834	(25,056)	15,833,552
Long-term investments: due in one to two years	3,045,763		27	(6,305)	3,039,485

	$28,735,081		861	(31,361)	$28,704,581

Amortization expense related to long-term investments was $235,981 and $24,482 for the years ended December 31, 2005 and 2004, respectively.

4. Inventories:

As of December 31, 2005 and 2004, inventories consisted of the following:

	December 31
	2005	2004
Raw materials	$492,832	$504,217
Work-in-process	4,977,824	3,414,068
Finished goods	6,452,695	5,080,076

	$11,923,351	$8,998,361

The increase in inventories from 2004 to 2005 has primarily been a result of production of inventory to support the multiple commercial launches of new product configurations under our VITOSS FOAM product platform, VITAGEL, and the production of CORTOSS to support product sales in Europe. For the year ended December 31, 2005 and December 31, 2004, cost of sales includes a provision of $1,606,420 and $1,590,856, respectively, to write down inventory to its estimated net realizable value.

5. Property and Equipment:

As of December 31, 2005 and 2004, property and equipment consisted of the following:

	December 31
	2005	2004
Machinery and equipment	$5,942,967	$4,723,545
Furniture and computer, sales, marketing and office equipment	2,709,145	2,408,181
Leasehold improvements	4,502,320	4,460,991

	13,154,432	11,592,717
Less – Accumulated depreciation and amortization	(8,122,773)	(6,986,430)

	$5,031,659	$4,606,287

Total assets under capital lease are $2,570,401 and $2,648,493 with related accumulated amortization of $2,402,849 and $2,364,512 at December 31, 2005 and 2004, respectively (see Note 7). Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $1,279,335, $1,165,475, and $1,146,178, respectively.

6. Revenue Interest Obligation:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Trust. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with EITF 88-18. On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the “revenue interest obligation” of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700 as of December 31, 2005 and 2004.

The revenue interest provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS Bone Graft Substitute, CORTOSS and any structural bioactive device developed, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum rate of 4.375% on that portion of product sales that specifically relates to VITOSS Bone Graft Substitute and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2004, the revenue interest assignment agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2004 from $2,000,000 to $1,100,000. Of the $1,100,000 paid to Royalty Trust, $837,844 was earned in 2004 and the balance of $262,154 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2004, and was repaid to us during the first quarter of 2005. In February 2005, the revenue interest assignment agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust, $989,287 was earned in 2005 and the balance of $610,713 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2005, and is scheduled to be repaid to us in April of 2006. In December 2005, the revenue interest assignment agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. The amount of the advance payment remains $3,000,000 in each of the years 2007 through 2016. While we believe that we will have sufficient cash at the end of 2006 to make the required $3,000,000 advance payments to Royalty Trust during 2007, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2008 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year.

The products that are subject to the revenue interest have only been approved or cleared and marketed for the past several years or are still under development. For these reasons, as of December 31, 2005 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $989,287, $837,844 and $642,850 has been recorded for the years ended December 31, 2005, 2004 and 2003, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF 88-18.

Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS Bone Graft Substitute, CORTOSS and any structural bioactive device developed, in North America and Europe, and the 12% revenue interest we pay to one of our wholly-owned subsidiaries, on the sales of these products (collectively, the “Pledged Assets”). We are also required to maintain:

•	Cash, cash equivalent and investment balances equal to or greater than the product of (i) 1.5 times (ii) total operating losses, net of non-cash charges, for the preceding fiscal quarter; and

•	total shareholders’ equity of at least $8,664,374; provided, however, that under the provisions of the agreement with Royalty Trust, when calculating shareholders’ equity for the purposes of the financial covenants, the revenue interest obligation is included in shareholders’ equity at its carrying value.

As of December 31, 2005, we were in compliance with all financial covenants. However, if we fail to maintain certain specified balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest. In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Royalty Trust’s right to require us to repurchase its revenue interest:

•	a judicial decision that has a material adverse effect on our business, operations, assets or financial condition;

•	the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments;

•	a voluntary or involuntary bankruptcy that involves us or one of our wholly owned subsidiaries;

•	our insolvency;

•	a change in control of our company; and

•	the breach of a representation, warranty or certification made by us in the agreements with Royalty Trust that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice of the breach from Royalty Trust.

In addition, our failure to maintain strategic reserve supplies of each significant single-source material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Royalty Trust. We may not have sufficient cash and investment funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of December 31, 2005, we would have owed Royalty Trust $19,606,958. As of December 31, 2005, we do not expect to be out of compliance in the foreseeable future with the financial covenants of the revenue interest obligation.

The repurchase price for Royalty Trust’s revenue interest as of a given date is calculated in three steps. First, a specified annual rate of return (25% effective October 16, 2005) is applied to Royalty Trust’s $10,000,000 original purchase price from October 16, 2001 to the date of determination of the repurchase price. Second, the result obtained from the first step of the calculation is added to the original $10,000,000 purchase price. Third, the sum obtained from the second step of the calculation is reduced by the sum of $3,333,333 and the actual revenue interest paid during the specified period.

If we were unable to repurchase the revenue interest upon a repurchase event, Royalty Trust could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Royalty Trust could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. In the event that we were required to repurchase Royalty Trust’s revenue interest, Royalty Trust would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest transaction.

If we know that we will not be in compliance with our covenants under the Royalty Trust agreement, we will be required to adjust the revenue interest obligation to equal the amount required to repurchase Royalty Trust’s revenue interest.

7. Notes Payable and Capital Lease Obligations:

During July 2002, we entered into a financing arrangement with a lending institution. The arrangement provided individual notes payable with a term of 35 months from each individual note’s inception and consisted of the following:

	2005	2004	2003	2002	Total
Notes payable issued	$1,572,514	$537,974	$292,292	$788,381	$3,191,161
Annual interest rate (approximate)	11.19%	11.43%	10.42%	11.29%	—
Aggregate outstanding balance at December 31, 2005	$1,546,365	$350,949	$102,201	$—	$1,999,515
Aggregate outstanding balance at December 31, 2004	—	518,157	$201,235	$196,415	$915,807

The notes payable are secured by certain capital assets.

Capital lease obligations consisted of the following:

	December 31
	2005	2004
Capital lease obligations	$156,739	$68,256
Less – amount representing interest	(22,602)	(7,515)

Present value of minimum lease payments	134,137	60,741
Less – current portion of minimum lease payments	(50,882)	(28,648)

	$83,255	$32,093

During January 2002, we entered into a $129,472 capital lease financing arrangement with a different lending institution. The term of this lease is 60 months with an annual interest rate of 11.45%. The lease is secured by the underlying capital asset. As of December 31, 2005 and 2004, the outstanding balance under this arrangement was $32,093 and $60,741, respectively.

During September 2005, we entered into a $107,982 capital lease financing arrangement. The term of this lease is 60 months with an annual interest rate of 8.00%. The lease is secured by the underlying capital asset. As of December 31, 2005, the outstanding balance under this arrangement was $102,044.

Borrowing and capital lease obligation maturities as of December 31, 2005 are as follows:

	Capital Leases	Notes Payable
2006	$50,882	$596,233
2007	20,349	546,153
2008	22,037	414,280
2009	23,868	422,464
2010	17,001	20,385

Total	$134,137	$1,999,515

Interest expense on notes payable and capital lease obligations was $100,221, $95,748, and $89,685 for the years ended December 31, 2005, 2004, and 2003, respectively.

8. Other Accrued Expenses:

As of December 31, 2005 and 2004, other accrued expenses consisted of the following:

	December 31
	2005	2004
Commissions payable	$890,801	$613,660
Royalties payable	368,345	206,246
Accrued professional fees	602,385	580,050
Other	923,203	597,887

	$2,784,734	$1,997,843

9. Profit Sharing Plan:

The Company has a Section 401(k) plan for all qualified employees, as defined. Company contributions are discretionary and determined annually and were $292,356, $189,284 and $139,374 for the years ended December 31, 2005, 2004 and 2003, respectively.

10. Shareholders’ Equity:

Preferred Stock and Warrants

We incurred additional costs of $124,404 the year ended December 31, 2003 associated with the 2002 sale of the Series A Preferred Stock and warrants, which were offset against the proceeds of the transaction.

In March 2003, 85 shares of Series A Preferred Stock were voluntarily converted into 498,241 shares of Common Stock in accordance with the terms of the Series A Preferred Stock. On June 27, 2003, the shares of Series A Preferred Stock became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock (the “Series A Preferred Stock Designations”) as a result of the average of the closing prices of our Common Stock as reported on the Nasdaq National Market over the 20 trading days ended June 26, 2003. During 2005 and 2004, 117 shares and 190 shares of Series A Preferred Stock, respectively, automatically converted into 685,816 and 1,113,714 shares of Common Stock, respectively, which have been included in the computation of basic and diluted loss per share for years ended December 31, 2004 and 2003.

On July 9, 2003, following the automatic conversion of the Series A Preferred Stock into shares of Common Stock, we called for redemption on July 25, 2003 all of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock that were issued during July and October 2002 as part of our Series A Preferred Stock financing and offered all holders of the warrants the option to pay the exercise price by the surrender and cancellation of a portion of shares of Common Stock then held by the holder of such warrants or issuable upon such exercise of the warrants. Any shares so surrendered by holders electing the “cashless exercise” alternative offered by us were to be valued at $3.59 per share of Common Stock and credited toward the total exercise price due us upon the exercise of the warrants. This amount was equal to the average of the closing sale prices of our Common Stock as reported on the Nasdaq National Market for the 20 trading days preceding July 8, 2003, the date on which our Board of Directors approved the redemption of the warrants. Holders of the warrants called for redemption elected to exercise all of their warrants pursuant to the cashless exercise alternative offered by us and described above. Accordingly, during July 2003, we issued an aggregate 5,186,681 shares of our Common Stock upon the cashless exercise of the warrants to purchase an aggregate 9,466,588 shares of our Common Stock. In accordance with the Series A Preferred Stock Designations, all of the redemption features of the Series A Preferred Stock were within our control; therefore, the Series A Preferred Stock is classified within shareholders’ equity on our consolidated balance sheets.

Dividends on Series A Preferred Stock

Dividends on the Series A Preferred Stock accrued and were cumulative from the date of issuance of the Series A Preferred Stock, and were paid in-kind through March 31, 2003. The dividend rate (the “Dividend Rate”) on each share of Series A Preferred Stock was 6% per year on the $10,000 stated value of the Series A Preferred Stock. During the year ended December 31, 2003, we declared and paid dividends of $268,521 on the Series A Preferred Stock. These dividends were paid in-kind by issuing an aggregate of 84,281 shares of our Common Stock. Due to the automatic conversion during the second quarter of 2003 of the Series A Preferred Stock described above, no dividends were required to be paid for periods after March 31, 2003.

The original terms of the Series A Preferred Stock stated that beginning after June 30, 2004, for any shares of Series A Preferred Stock still outstanding and not converted to Common Stock, the dividend rate will increase each quarter by an additional two percentage points per year, up to a maximum dividend rate of 14% per year. Accordingly, for the year ended December 31, 2003, we recorded $850,869 of dividend accretion related to the higher dividend rates applicable to the Series A Preferred Stock for periods beginning after June 30, 2004 in accordance with Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock” (“SAB 68”).

Common Stock

During the year ended December 31, 2005, we issued 9,667 shares of Common Stock, valued at $38,093 pursuant to a clinical assessment agreement, which was included in research and development expenses on the consolidated statements of operations. Additionally, during the year ended December 31, 2005, a restricted stock award of 20,928 shares was made to our non-employee directors in consideration of their services. The award was valued at $89,991 and is subject to certain vesting provisions.

In December 2005, we sold 4,318,182 shares of Common Stock to institutional investors at a price of $3.00 per share for net proceeds of $12,929,546.

In July 2004, we sold 5,681,818 shares of our Common Stock to Angiotech for net proceeds of $24,024,375. Additionally, in 2004, we issued 10,434 shares of Common Stock valued at $47,798 pursuant to a clinical assessment agreement, which was included in selling and marketing expenses on the consolidated statements of operations.

During June and July 2003, we sold 4,892,856 shares of Common Stock for net proceeds of $12,392,785. The investors also received five-year warrants to purchase 978,573 shares of Common Stock, exercisable for cash only, at an exercise price of $4.00 per share, subject to certain weighted average anti-dilution adjustments. Additionally, we issued to the placement agent for the transaction five-year warrants to purchase an aggregate 146,786 shares of our Common Stock at an exercise price of $4.00 per share which were valued at $278,000. We incurred additional costs of $10,767 during 2004 associated with the sale of the Common Stock and warrants, which were offset against the proceeds of the transaction. Additionally in 2003, we issued 25,000 shares of Common Stock valued at $93,000 pursuant to a clinical assessment agreement, which was included in selling and marketing expenses on the consolidated statements of operations.

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

As of December 31, 2005, there were 10,000,000 options authorized for issuance under the Plan, 1,521,648 options available for grant under the Plan and 6,101,126 exercisable options outstanding with a weighted average exercise price of $3.95 per share.

For all outstanding options, the weighted average exercise price per share is $3.84 with a weighted average remaining contractual life of approximately seven years. Summary stock option information is as follows:

	Aggregate Number	Aggregate Exercise Price	Exercise Price Range
Outstanding, December 31, 2002	3,102,550	$11,584,807	$1.00 - 11.63
Granted	1,715,372	5,412,062	2.65 - 4.13
Exercised	(39,250)	(80,564)	1.00 - 3.00
Cancelled	(88,500)	(377,570)	1.70 - 6.38

Outstanding, December 31, 2003	4,690,172	$16,538,735	$1.00 - 11.63
Granted	2,629,283	11,396,477	3.03 - 5.15
Exercised	(264,595)	(696,932)	1.00 - 4.13
Cancelled	(466,982)	(1,860,852)	1.65 - 6.60

Outstanding, December 31, 2004	6,587,878	$25,377,428	$1.65 - 11.63
Granted	1,363,641	5,117,943	3.10 - 4.30
Exercised	(82,200)	(218,717)	1.73 - 3.18
Cancelled	(308,923)	(1,239,972)	2.42 - 11.63

Outstanding, December 31, 2005	7,560,396	$29,036,682	$1.65 - 11.25

Additional information regarding stock options as of December 31, 2005 is as follows:

Exercise Price Range	Number of Options Outstanding
$1.65 - $1.98	105,000
2.02 - 2.49	304,350
2.56 - 2.95	433,215
3.00 - 3.25	1,462,290
3.26 - 3.99	1,847,080
4.00 - 4.25	507,700
4.26 - 4.50	2,060,211
4.51 - 4.99	220,200
5.00 - 5.75	546,750
5.90 - 11.25	73,600

7,560,396

During 2005, 2004 and 2003, respectively, we issued options for the purchase of 48,398, 129,250 and 354,100 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $146,313, $439,068 and $1,007,262, respectively.

During 2004, we modified the terms of certain incentive stock option agreements in consideration for services valued at $16,477.

Employee Stock Purchase Plan

In November 1998, an Employee Stock Purchase Plan (the “ESPP”) was established to provide eligible employees an opportunity to purchase our Common Stock. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase Common Stock. Though December 31, 2005, the per share purchase price is 85% of the lower closing price on the first or last trading day of each calendar quarter. However, effective January 1, 2006, the per share purchase price is 95% of the lower closing price on the first or last trading day of each calendar quarter. The amount that may be offered pursuant to the ESPP is 300,000 shares of our Common Stock. There were 26,959, 25,387 and 16,641 shares purchased under the ESPP during 2005, 2004 and 2003, respectively, for cash proceeds of $86,812, $82,135, and $45,762, respectively. As of December 31, 2005, there were 164,161 shares of Common Stock available for purchase under the Plan.

Common Stock Purchase Warrants

Common stock purchase warrant information as of December 31, 2005 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range
June 2007	10,000	$1.75
June 2008	996,787	$4.00
October 2008	104,000	$2.80

Total	1,110,787	$1.75 - $4.00

During 2005, warrants to purchase 7,753 of Common Stock were exercised in a cashless exchange for 2,442 shares of Common Stock.

During 2004 and 2003, warrants to purchase 128,572 and 100,000 shares, respectively, of Common Stock were exercised for proceeds of $514,288 and $175,000, respectively.

During 2005, warrants to purchase 113,559 shares of our Common Stock expired unexercised at exercise prices ranging from $5.26 to $5.90 per share. During 2004, warrants to purchase 10,000 shares of our Common Stock expired unexercised at an exercise price of $6.00 per share. During 2003, warrants to purchase 677,831 shares of our Common Stock expired unexercised at exercise prices ranging from $4.00 to $8.60 per share.

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

11. Product Sales:

For the years ended December 31, 2005, 2004 and 2003, product sales by geographic market were as follows:

	Year Ended December 31
	2005	2004	2003
United States	$32,228,872	$22,850,522	$14,191,293
Outside the United States	2,450,426	1,810,860	1,277,328

Total product sales	$34,679,298	$24,661,382	$15,468,621

Approximately 60% and 42% of our product sales during the years ended December 31, 2005 and 2004, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 13).

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

	Year Ended December 31
	2005	2004	2003
Current	$—	$—	$—
Deferred	(6,138,066)	(7,394,890)	(4,041,131)

	(6,138,066)	(7,394,890)	(4,041,131)
Valuation allowance	$6,138,066	$7,394,890	$4,041,131

	$—	$—	$—

The difference between our federal statutory income tax rate and our effective income tax rate is primarily due to the valuation allowance and the state income taxes.

Components of our deferred tax asset as of December 31, 2005 and 2004 are as follows:

	December 31
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$28,220,402	$24,026,517
Accrued expenses not currently deductible and other	6,351,939	5,495,336
Research and patent costs capitalized for tax purposes	11,183,400	10,287,371
Research and development credits	1,240,633	1,049,084

	46,996,374	40,858,308
Valuation allowance	(46,996,374)	(40,858,308)

Net deferred tax asset	$—	$—

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

As of December 31, 2005, we had approximately $62,310,000 of federal net operating loss carryforwards, $67,200,000 of state net operating loss carryforwards and $9,310,000 of foreign net operating loss carryforwards. Federal net operating loss carryforwards begin to expire in 2009 while the state net operating carryforwards have begun to expire. The foreign net losses have an unlimited carryforward period. The amount of U.S. federal net operating loss and credit carryforwards which can be utilized in any one period may be limited by federal income tax regulations, since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in prior years. The amount of net operating loss carryforwards which can be utilized in any one period on the Pennsylvania corporate income tax return is limited to $2,000,000. Federal and Pennsylvania research and development tax credits of $1,138,172 and $102,461 begin to expire in 2010 and 2014, respectively.

13. Commitments and Contingencies:

Operating Leases

We lease office space and equipment under non-cancelable operating leases. For the years ended December 31, 2005, 2004 and 2003, lease expense was $439,742, $394,707 and $448,689, respectively. At December 31, 2005, future minimum rental payments under operating leases are as follows:

2006	$451,321
2007	442,541
2008	392,390
2009	385,755
2010	378,250
2011 and thereafter	613,208

$2,663,465

Revenue Interest Obligation (see Note 6)

Agreement with Kensey Nash Corporation

In March 2003, we entered into a development, manufacturing and supply agreement with Kensey to jointly develop and commercialize new biomaterials-based products based upon our VITOSS platform. The new products to be developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any jointly developed approved or cleared product for seven years from first commercial sale of the co-developed product and we will market and sell the product worldwide. In February 2005, the first agreement, under which the VITOSS FOAM products have been commercialized, was extended until 2014. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product, and make royalty payments to Kensey based on the net sales of such products. In December 2003, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the first jointly developed product platform, VITOSS FOAM, and we commenced sales on the first of several product configurations under the VITOSS FOAM product platform during February 2004. In February 2005, we expanded our existing relationship with Kensey and agreed to pursue co-development of soft tissue repair products for orthopedics. Similar to the terms of the original agreement signed in March 2003, Kensey will manufacture the new co-developed soft tissue products and we will market and sell the products worldwide, with Kensey receiving a royalty on the net sales.

During the years ended December 31, 2005 and 2004, we purchased $4,808,552 and $6,614,458, respectively, of product inventory manufactured by Kensey on our behalf. As of December 31, 2005 and 2004, we owed Kensey $1,323,595 and $1,511,862, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the consolidated balance sheets. All product royalty expense payable to Kensey is included in cost of sales on the consolidated statements of operations as we recognize product sales revenue from our customers.

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

Agreement with Cohesion Technologies, Inc., an affiliate of Angiotech Pharmaceuticals, Inc. (a shareholder of the Company)

In June 2004, we entered into an agreement with Cohesion Technologies, Inc. a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis (which we re-branded as VITAGEL Surgical Hemostat), a composite liquid hemostat, and the CELLPAKER plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the VITAGEL territory to include the European Union (“EU”) and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Effective September 30, 2005, we entered into an amendment to the agreement necessary to transition the manufacture of the products and accessories from Angiotech to us. In addition, the amendment changes the royalty rate payable by us to Angiotech and modifies the method for calculating net sales of such products. Angiotech decided to cease to manufacture VITAGEL by November 2005; therefore, in October 2005, we purchased all available existing products, accessories and work-in-process from Angiotech for $1,800,000, which is expected to be sufficient to meet our operating requirements through mid 2006. Additionally, on November 30, 2005, we submitted a

Duplicate PMA for VITAGEL to the FDA through a Grant of License from Angiotech to reference their PMA. FDA approval of the PMA submitted by us, if obtained, will allow us to sell VITAGEL product that is manufactured on-site in our Malvern, Pennsylvania facility. As of December 31, 2005, we had included in inventory VITAGEL valued at $653,835 that was manufactured on-site at our Malvern Facility. We have no assurance that we will obtain FDA approval to sell VITAGEL manufactured by us prior to our current supply of VITAGEL being exhausted. We may not have sufficient inventory of VITAGEL during the second half of 2006 to support customer demand.

During the year ended December 31, 2005, we purchased $3,227,199 of product inventory from Angiotech, and as of December 31, 2005, we owed Angiotech $2,303,969 for manufactured product inventory and royalties, which is included in accounts payable and other accrued expenses on the consolidated balance sheet. During the year ended December 31, 2004, we purchased $164,565 of product inventory from Angiotech. All product royalty expense payable to Angiotech is included in cost of sales on the consolidated statements of operations, as we recognize product sales revenue from our customers.

14. Quarterly Financial Data (Unaudited):

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
2005:
Product sales	$7,885,737	$8,470,111	$8,352,219	$9,971,231	$34,679,298
Gross profit	5,388,854	5,621,931	4,699,281	6,317,654	22,027,720
Total operating expenses	8,182,136	8,303,772	8,994,905	9,474,269	34,955,082
Net interest expense	96,254	59,662	125,337	154,726	435,979
Net loss applicable to common shareholders	(2,889,536)	(2,741,503)	(4,420,961)	(3,311,341)	(13,363,341)
Net loss per share applicable to common shareholders, basic and diluted	$(0.06)	$(0.06)	$(0.09)	$(0.07)	$(0.28)

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
2004:
Product sales	$5,102,518	$5,612,129	$6,853,788	$7,092,947	$24,661,382
Gross profit	4,173,406	4,448,037	3,728,292	4,552,755	16,902,490
Total operating expenses	6,625,478	6,924,781	7,564,700	8,324,552	29,439,511
Net interest expense	171,264	157,230	119,547	212,962	661,003
Net loss applicable to common shareholders	(2,623,336)	(2,633,974)	(3,955,955)	(3,984,759)	(13,198,024)
Net loss per share applicable to common shareholders, basic and diluted	$(0.06)	$(0.06)	$(0.08)	$(0.08)	$(0.29)

15. Valuation and Qualifying Accounts:

Description	Balance, Beginning of Period	Cost and Expenses	Deductions(1)	Balance, End of Period
For the year ended December 31, 2005:
Reserve for doubtful accounts	$75,681	$85,561	$37,647	$123,595

For the year ended December 31, 2004:
Reserve for doubtful accounts	$150,000	$—	$74,319	$75,681

For the year ended December 31, 2003:
Reserve for doubtful accounts	$60,000	$110,000	$20,000	$150,000

(1)	Represents write-offs of specific accounts receivable.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (15)

3.2	Amended and Restated Bylaws of the Company, as amended (15)

4.1	Specimen of Common Stock Certificate of the Company (6)

4.2	Registration Rights Agreement dated August 22, 2000 among the Company, Brown Simpson Partners I, Ltd., Janney Montgomery Scott LLC, Emerging Growth Equities, Ltd. and VFT Special Ventures Ltd. (4)

4.3	Investor Rights Agreement dated as of July 19, 2002 between the Company and the other parties named therein. (11)

4.4	Warrant to Purchase Shares of Common Stock dated as of November 3, 1999 in favor of Progress Capital, Inc. (6)

4.5	Warrant to Purchase 31,779 Shares of Common Stock dated August 22, 2000 in favor of Janney Montgomery Scott LLC (4)

4.6	Warrant to Purchase 31,780 Shares of Common Stock dated August 22, 2000 in favor of VFT Special Ventures Ltd. (4)

4.7	Warrant to Purchase 50,000 Shares of Common Stock dated October 23, 2001 in favor of Tucker Anthony Incorporated (7)

4.8	Form of Warrant issued to the Designees of Placement Agent SmallCaps Online Group, LLC (11)

*10.1	Employment Letter dated as of March 12, 1999 by and between the Company and Dr. Maarten Persenaire (14)

*10.2	Employment Agreement dated as of December 31, 1999 by and between the Company and David Joseph (6)

*10.3	Addendum to Employment Agreement dated as of January 1, 2002 between the Company and David S. Joseph (7)

*10.4	Employment Agreement dated as of January 1, 2002 by and between the Company and Erik M. Erbe (7)

*10.5	Employment Agreement, dated as of May 10, 2002 by and between the Company and Erik M. Erbe (10)

*10.6	Employment Agreement, dated as of May 10, 2002 by and between the Company and Antony Koblish (10)

*10.7	Employment Agreement, dated as of May 10, 2002 by and between the Company and Joseph M. Paiva (10)

10.8	Change of Control Agreement, dated as of April 23, 2001 between the Company and David McIlhenny (14)

*10.9	1993 Stock Option Plan (3)

*10.10	Amended and Restated 1997 Equity Compensation Plan (13)

10.11	Amended and Restated Employee Stock Purchase Plan (3)

10.12	Master Equipment Lease Agreement dated as of July 11, 1997 between the Company and Finova Technology Finance, Inc. (2)

10.13	Amendment to the Master Equipment Lease Agreement dated as of April 15, 1999 between the Company and Finova Technology Finance, Inc. (5)

10.14	Revenue Interests Assignment Agreement dated as of October 16, 2001 among Vita Special Purpose Corp., the Company and Paul Capital Royalty Acquisition Fund, L.P. (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2) (9)

10.15	Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of March 22, 2002 among the Company, Paul Capital Royalty Acquisition Fund, L.P. and Vita Special Purpose Corp. (7)

10.16	Second Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of January 9, 2004 among the Company, Paul Capital Royalty Acquisition Fund, L.P. and Vita Special Purpose Corp. (1)

10.17	Third Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of February 1, 2005 among the Company, Royalty Securitization Trust I (successor-in-interest to Paul Capital Royalty Acquisition Fund, L.P.) and Vita Special Purpose Corp. (1)

10.18	Fourth Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of December 19, 2005 among the Company, Securitization Trust I (successor-in-interest to Paul Capital Royalty Acquisition Fund, L.P.) and Vita Special Purpose Corp. (1)

10.19	Assignment dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.20	Security Agreement dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.21	Pledge Agreement dated as of October 16, 2001 between Vita Licensing, Inc. and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.22	Stock Purchase Agreement dated as of October 16, 2001 between the Company and Paul Capital Royalty Acquisition Fund, L.P. (8)

10.23	Third Amendment to Line of Credit, Term Loan and Security Agreement dated October 25, 2000 between the Company and Progress Bank (6)

10.24	Capital Expenditure Loan Note dated October 25, 2000 between the Company and Progress Bank (6)

10.32	Preferred Stock and Warrant Purchase Agreement dated as of July 19, 2002 between the Company and the Purchasers named therein. (12)

10.33	Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (14)

10.34	Form of Promissory Note relating to Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (14)

10.35	Employee Stock Purchase Plan (1)

21.1	Subsidiaries (1)

23.1	Consent of KPMG LLP (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(1)	Filed herewith.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on May 1, 1998 and incorporated herein by reference.

(3)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on June 15, 1998 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-47386) filed on October 5, 2000 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 13, 2001 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on November 27, 2001 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2002 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 23, 2002 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Amendment to the Company’s Current Report on Form 8-K filed on July 31, 2002 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2003 and incorporated herein by reference.