Form 10-K/A
period 2005-12-31
ORTHOVITA INC
filed 2006-04-20
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Orthovita, Inc. is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2005 solely to include Item 9B and Item 10 which were inadvertently omitted from the Form 10-K due to a clerical error. The Form 10-K/A does not otherwise amend the Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Identification of Directors

Information with respect to the members of the Board of Directors of the Company is set forth under the caption “Nominees for the Board of Directors” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

(b)	Identification of Executive Officers

Information with respect to the executive officers of the Company is set forth under the caption “Executive Officers of Orthovita” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

Information with respect to the Company’s Code of Conduct is set forth under the caption “Code of Conduct” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

ORTHOVITA, INC.

Date: April 20, 2006	By:	/s/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President

3