Form 10-Q
period 2006-03-31
ORTHOVITA INC
filed 2006-05-10
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the act).    ☐  Yes    ☒  No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class

Outstanding as of May 10, 2006

Common Stock, par value $.01

52,357,977 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,473,086	$8,834,694
Short-term investments	14,353,464	15,830,747
Accounts receivable, net of allowance for doubtful accounts of $110,700 and $123,595, respectively	6,627,874	6,224,064
Inventories	11,853,517	11,923,351
Prepaid revenue interest expense	2,084,501	610,713
Other current assets	439,118	389,886

Total current assets	40,831,560	43,813,455
Property and equipment, net	5,001,482	5,031,659
Long-term investments	1,001,336	3,006,780
Other assets	378,683	484,135

Total assets	$47,213,061	$52,336,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$604,362	$596,233
Current portion of capital lease obligations	43,574	50,882
Accounts payable	3,042,449	4,279,847
Accrued compensation and related expenses	1,067,504	1,410,996
Other accrued expenses	2,790,385	2,784,734

Total current liabilities	7,548,274	9,122,692

LONG-TERM LIABILITIES:
Notes payable	1,259,222	1,403,282
Capital lease obligation	78,319	83,255
Other long-term liabilities	185,659	183,444
Revenue interest obligation	7,167,700	7,167,700
Derivative liability associated with non-employee stock options	2,381,733	—

Total long-term liabilities	11,072,633	8,837,681

Total liabilities	18,620,907	17,960,373

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000,000 shares authorized, 52,339,977 and 52,292,426 shares issued and outstanding, respectively	523,400	522,924
Additional paid-in capital	150,482,544	152,255,403
Deferred compensation	—	(80,991)
Accumulated deficit	(122,501,764)	(118,574,135)
Accumulated other comprehensive income	87,974	252,455

Total shareholders’ equity	28,592,154	34,375,656

Total liabilities and shareholders’ equity	$47,213,061	$52,336,029

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2006	2005
PRODUCT SALES	$10,816,956	$7,885,737
COST OF SALES	3,511,175	2,496,883

GROSS PROFIT	7,305,781	5,388,854

OPERATING EXPENSES:
General and administrative	2,105,780	1,716,317
Selling and marketing	6,947,027	5,086,394
Research and development	2,105,203	1,379,425

Total operating expenses	11,158,010	8,182,136

OPERATING LOSS	(3,852,229)	(2,793,282)

INTEREST EXPENSE	(49,585)	(113,083)
REVENUE INTEREST EXPENSE	(276,212)	(239,430)
INTEREST INCOME	250,397	256,259

NET LOSS	$(3,927,629)	$(2,889,536)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.08)	$(0.06)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	52,321,863	47,837,038

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(3,927,629)	$(2,889,536)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	363,382	405,806
Compensation expense related to restricted stock	4,500	—
Common stock issued for services rendered	—	19,868
Common stock options issued for services rendered	64,384	67,865
Compensation expense related to employee stock options	403,298	—
Fair market value adjustment related to derivative liability	87,023	—
Provision for doubtful accounts	—	19,104
(Increase) decrease in -
Accounts receivable	(403,810)	(240,143)
Inventories	69,834	(2,245,743)
Prepaid revenue interest expense	(1,473,788)	(1,098,416)
Other current assets	(49,232)	68,210
Other assets	71,782	48,396
Increase (decrease) in -
Accounts payable	(1,237,398)	3,530,069
Accrued compensation and related expenses	(343,492)	(445,488)
Other accrued expenses	5,651	75,212
Other long-term liabilities	2,215	7,786

Net cash used in operating activities	(6,363,280)	(2,677,010)

INVESTING ACTIVITIES:
Purchases of investments	(1,006,267)	(4,532,895)
Proceeds from sale of investments	4,500,000	3,200,000
Proceeds from sale of property and equipment	3,179	—
Purchases of property and equipment	(308,348)	(445,243)

Net cash provided by (used in) investing activities	3,188,564	(1,778,138)

FINANCING ACTIVITIES:
Repayment of notes payable	(135,931)	(142,979)
Repayments of capital lease obligations	(12,244)	(6,859)
Costs associated with sale of common stock	(27,989)	—
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	159,125	61,741

Net cash used in financing activities	(17,039)	(88,097)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(169,853)	(97,582)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,361,608)	(4,640,827)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,834,694	9,831,544

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,473,086	5,190,717

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

We are a biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. We develop and market synthetic-based biomaterial products for use in spine surgery, the repair of fractures, and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. We also distribute products which complement our biomaterials platforms.

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market and VITAGEL™, which is a hemostatic agent. Our longer-term U.S. clinical program is focused on our internally developed CORTOSS® Synthetic Cortical Bone technology platform, which is primarily designed for injections in osteoporotic spines to treat vertebral compression fractures. In addition, we employ in-house research and development to create new biomaterial technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) and Angiotech Pharmaceuticals, Inc. (“Angiotech”) (an 11% shareholder of the Company) to develop and/or market novel synthetic-based biomaterial products and continue to pursue similar relationships with other leaders in biomaterials.

We believe our existing cash, cash equivalents, and investments of $20,827,886 as of March 31, 2006, will be sufficient to meet our estimated operating and investing requirements for, at least, the next twelve months. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings.

Basis of Presentation

The preparation of the consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2005. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

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

On June 27, 2003, the Series A Preferred Stock became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock. These provisions limit the number of shares of Series A Preferred Stock that automatically convert until such time as the beneficial ownership limitations applicable to certain shareholders allow such conversion. As of March 31, 2005, 117 shares of outstanding Series A Preferred Stock were assumed converted into 685,817 shares of Common Stock for the basic and diluted net loss per common share calculation. In May 2005, these shares automatically converted into Common Stock when the beneficial ownership limitation lapsed. As of March 31, 2006 and December 31, 2005, no Preferred Stock was outstanding.

Common Stock options and warrants to purchase 8,595,105 and 7,764,292 shares were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2006 and 2005, respectively, since they were anti-dilutive due to our losses.

Accounting for Stock Options Issued to Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” (“SFAS No. 123R”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is the first annual period beginning after June 15, 2005, which is January 1, 2006 for the Company. Under SFAS No. 123R, we are required to begin to expense stock options in our Consolidated Statements of Operations. We have selected the Black-Scholes option-pricing model, on a modified prospective transition method, as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes the remaining compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. These amounts are being amortized based upon a graded vesting schedule in accordance with FASB issued Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation expense for all stock-based compensation awards granted to employees subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and amortized on a straight-line basis over the requisite service period of the award. The actual effect on net loss and loss per share will vary depending upon the number of options granted in subsequent periods as compared to prior periods.

The following table sets forth the total stock-based compensation expense resulting from the adoption of SFAS No. 123R included in our Consolidated Statements of Operations for the three months ended March 31, 2006.

OPERATING EXPENSES:
General and administrative	$140,021
Selling and marketing	146,078
Research and development	117,199

Total operating expenses	$403,298

Prior to the adoption of SFAS No. 123R, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations to account for our stock option plans. Under this method, compensation expense was computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. Accordingly, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, compensation cost for the fair-value of stock options is computed based on the value of the stock options at the date of grant using the Black-Scholes model.

The following table presents the pro forma disclosure under SFAS No. 123 for the period prior to the adoption of SFAS No. 123R. The pro forma net loss reflects the fair value method applied to all employee stock options during the three months ended March 31, 2005.

Three Months Ended March 31, 2005
Net loss:
As reported	$(2,889,536)

Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(733,622)

Pro forma	$(3,623,158)

Basic and diluted net loss per share:
As reported	$(0.06)

Pro forma	$(0.08)

The fair value of stock-based awards for all outstanding and unvested stock option grants was estimated using the Black-Scholes fair value option pricing model with the following weighted average assumptions for the three months ended March 31, 2006 and 2005:

	Three months ended March 31
	2006	2005
Weighted average fair value of options granted	$2.30	$3.83
Risk-free interest rate	4.63%	3.59%
Volatility	64%	81%
Dividend yield	0%	0%
Expected life	5 years	6 years

For the three months ended March 31, 2006 and 2005 we calculated historical volatility based upon the daily closing prices of our Common Stock as quoted on the Nasdaq National Market (“Nasdaq”) or Nasdaq Europe (for closing prices prior to August 2, 2000, our date of listing on Nasdaq) over a prior period having a term equal to the expected life of the stock options. The change in historical volatility for the three months ended March 31, 2006 from the same period in 2005 was primarily due to a decrease in the expected life of the options from 6 years for the three months ended March 31, 2005 to 5 years for the three months ended March 31, 2006.

Accounting for Stock Options Issued to Non-employees

During the three months ended March 31, 2006 and 2005, we granted options for the purchase of 20,000 shares and 22,500 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $64,384 and $67,865, respectively. The stock options granted during the three months ended March 31, 2006 and 2005 were valued using the Black-Scholes model and were included in selling and marketing expenses on our Consolidated Statements of Operations during the applicable periods. The stock options were for services rendered and were fully vested on the date of grant.

In the past, we have granted options to purchase common stock to non-employee consultants. These options are fully vested on the date of the grant. Upon adoption of SFAS No. 123R, during the service and vesting period, these options are accounted for SFAS No. 123R. However, once the service period terminates, these options are then accounted for under Emerging Issues Task Force No. 00-19, “Accounting for Derivative Instruments” (“EITF No. 00-19”), from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. As a result, we are required to reclassify from equity to liabilities the aggregate Black-Scholes value of our fully-vested non-employee consultant stock options which are currently outstanding. In addition, we are required to record a fair market value adjustment at the end of each quarter for the change in the Black-Scholes value of our fully-vested non-employee consultant stock options outstanding. As of March 31, 2006, our non-employee consultants held fully-vested stock options to purchase 881,898 shares of our Common Stock, at an average exercise price of $3.58 per share and an average remaining term of approximately six years (See Note 4).

Our stock price may be volatile and will fluctuate. Since we cannot determine our stock price at the end of future quarters, we cannot estimate the impact of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Results of Operations in the future. An increase to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, will likely result in an increase to the liability recorded to our Consolidated Balance Sheet and an increase to operating expenses recorded in our Consolidated Statements of Operations. Conversely, a decrease to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, will likely have the opposite effect. Additionally, any subsequent changes to the assumptions used in the Black-Scholes model to estimate the fair value of these non-employee consultant options will impact the effect of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Results of Operations.

Supplemental Cash Flow Information

During the three months ended March 31, 2005, we issued 5,042 shares of Common Stock valued at $19,868 pursuant to a clinical assessment agreement, which was included in research and development expenses on our Consolidated Statements of Operations.

During the three months ended March 31, 2006, in accordance with SFAS No. 123R, the Company recorded employee compensation expense of $403,298 for the fair value of employee stock options using the Black-Scholes model (see above).

During the three months ended March 31, 2006 and 2005, we granted options for the purchase of 20,000 shares and 22,500 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $64,384 and $67,865, respectively. The stock options granted during the three months ended March 31, 2006 and 2005 were valued using the Black-Scholes model and were included in selling and marketing expenses on our Consolidated Statements of Operations during the applicable periods. The stock options were for services rendered and were fully vested on the date of grant.

Cash paid for interest expense and revenue interest expense for the three months ended March 31, 2006 was $49,585 and $276,212, respectively. Cash paid for interest expense and revenue interest expense for the three months ended March 31, 2005 was $113,083 and $239,430, respectively.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of our Consolidated Balance Sheets. For the three months ended March 31, 2006 and 2005, comprehensive loss was:

	Three Months Ended March 31
	2006	2005
Net loss	$(3,927,629)	$(2,889,536)

Unrealized gain on investments	5,372	(17,178)
Foreign currency translation	(169,853)	(97,582)

Total other comprehensive (loss) income	(164,481)	(114,760)

Comprehensive loss	$(4,092,110)	$(3,004,296)

2. CASH, CASH EQUIVALENTS AND INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of March 31, 2006 and December 31, 2005, cash, cash equivalents and investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
As of March 31, 2006:
Cash and cash equivalents	$5,473,086	$—	$—	$5,473,086
Short-term investments: due in less than one year	14,367,246	—	(13,782)	14,353,464
Long-term investments: due in one to two years	1,002,986	—	(1,650)	1,001,336

	$20,843,318	$—	$(15,432)	$20,827,886

As of December 31, 2005:
Cash and cash equivalents	$8,834,694	$—	$—	$8,834,694
Short-term investments: due in less than one year	15,842,853	—	(12,106)	15,830,747
Long-term investments: due in one to two years	3,015,478	—	(8,698)	3,006,780

	$27,693,025	$—	$(20,804)	$27,672,221

Accretion income related to long-term investments was $5,634 for the three months ended March 31, 2006. Amortization expense related to long-term investments was $95,552 for the three months ended March 31, 2005.

3. INVENTORIES:

As of March 31, 2006 and December 31, 2005, inventories consisted of the following:

	March 31, 2006	December 31, 2005
Raw materials	$589,813	$492,832
Work-in-process	5,502,262	4,977,824
Finished goods	5,761,442	6,452,695

	$11,853,517	$11,923,351

4. DERIVATIVE LIABILITY ASSOCIATED WITH NON-EMPLOYEE STOCK OPTIONS:

On January 1, 2006, we recorded the fair value of our outstanding non-employee stock options as a reduction to additional paid in capital and an increase to our derivative liability in the amount of $2,267,086 (see Note 1). The table below summarizes the changes in our derivative liability associated with non-employee stock options for the period from January 1, 2006 through March 31, 2006.

Balance as of January 1, 2006	$2,267,086
Fair market value of fully vested non-employee consultant stock options issued during the three months ended March 31, 2006	64,384
Fair market value of non-employee consultant stock options exercised during the three months ended March 31, 2006	(36,760)
Fair market value adjustment as of March 31, 2006	87,023

Balance as of March 31, 2006	$2,381,733

As of March 31, 2006, our non-employee consultants held fully-vested stock options to purchase 881,898 shares of our Common Stock, at an average exercise price of $3.58 and an average remaining term of approximately six years.

5. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Trust, which provided for the payment of revenue interest to Royalty Trust. The revenue interest obligation has been accounted for in accordance with the guidelines set forth in EITF No. 88-18, “Sales of Future Revenues.”

The revenue interest provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and any structural bioactive device developed, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. As a result of this provision, during 2005 and the three months ended March 31, 2006, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In February 2005, the revenue interest assignment agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust in 2005, $989,287 was earned in 2005 and the balance of $610,713 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2005, and was repaid to us in April of 2006. In December 2005, the revenue interest assignment agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. The amount of the advance payment remains $3,000,000 in each of the years 2007 through 2016. While we believe that we will have sufficient cash at the end of 2006 to make the required $3,000,000 advance payment to Royalty Trust during 2007, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2008 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year.

The products that are subject to the revenue interest have been approved and launched at various times over the last four years or are still under development. For these reasons, as of March 31, 2006, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge, revenue interest expense for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $276,212 and $239,430 has been recorded for the three months ended March 31, 2006 and 2005, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF No. 88-18.

As of March 31, 2006, we were in compliance with all financial covenants under the revenue interest assignment agreement. However, if we fail to maintain certain specified balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of March 31, 2006, we would have owed Royalty Trust $20,881,525. As of March 31, 2006, we do not expect to be out of compliance with the financial covenants of the revenue interest obligation within the next twelve months.

6. OTHER ACCRUED EXPENSES:

As of March 31, 2006 and December 31, 2005, other accrued expenses consisted of the following:

	March 31, 2006	December 31, 2005
Commissions payable	$922,086	$890,801
Accrued professional fees	481,860	602,385
Royalties payable	384,288	368,345
Other	1,002,151	923,203

	$2,790,385	$2,784,734

7. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2005 through March 31, 2006.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2005	52,292,426	$34,375,656
Exercise of common stock options and common stock purchased under the employee stock purchase plan	47,551	159,125
Establishment of derivative liability associated with non-employee stock options	—	(2,230,326)
Stock-based employee compensation expense determined under SFAS No. 123R	—	403,298
Costs associated with sale of common stock	—	(27,989)
Compensation expense related to restricted stock	—	4,500
Unrealized gain on investments	—	5,372
Currency translation adjustment	—	(169,853)
Net loss	—	(3,927,629)

Balance, March 31, 2006	52,339,977	$28,592,154

Common Stock

During the three months ended March 31, 2006, we incurred additional costs of $27,989 associated with our December 2005 sale of our Common Stock.

During the three months ended March 31, 2005, we issued 5,042 shares of Common Stock valued at $19,868 pursuant to a clinical assessment agreement, which was included in research and development expenses in our Consolidated Statements of Operations.

Common Stock Options

Options are granted with exercise prices equal to or greater than the fair market value of the Common Stock on the date of grant. Generally, incentive stock options become exercisable in equal installments over a four-year period and nonqualified stock options to non-employee consultants are issued fully vested. The options remain exercisable for a maximum period of ten years.

During the three months ended March 31, 2006 and 2005, stock options to purchase 41,025 and 15,500 shares of Common Stock were exercised for proceeds of $133,478 and $43,550, respectively.

During the three months ended March 31, 2006, in accordance with SFAS No. 123R, the Company expensed $403,298 for the fair value of employee stock options using the Black-Scholes model (see Note 1).

As of March 31, 2006, there was $1,772,093 of unrecognized compensation cost related to unvested employee stock options, which is expected to be recognized over a weighted average period of approximately 1.3 years.

As of March 31, 2006, there were 10,000,000 options authorized for issuance under the Equity Compensation Plans (the “Plan”), 1,556,701 options available for grant under the Plan.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	7,508,418	$3.84
Granted	50,150	3.98
Exercised	(41,025)	3.25
Cancelled & Expired	(33,225)	3.69

Outstanding at March 31, 2006	7,484,318	$3.85	7.3	$3,749,687

Exercisable at March 31, 2006	6,058,364	$3.95	7.0	$2,731,346

Additional information regarding stock options as of March 31, 2006 is as follows:

Exercise Price Range	Number of Options Outstanding
$1.65 - $ 1.98	105,000
2.02 - 2.49	275,050
2.56 - 2.95	424,490
3.00 - 3.25	1,446,540
3.26 - 3.99	1,855,205
4.00 - 4.25	499,700
4.26 - 4.50	2,037,783
4.51 – 4.99	220,200
5.00 – 5.75	546,750
5.90 – 11.25	73,600

7,484,318

During the three months ended March 31, 2006 and 2005, we granted options for the purchase of 20,000 shares and 22,500 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $64,384, and $67,865, respectively. The stock options granted during the three months ended March 31, 2006 and 2005 were valued using the Black-Scholes model and the resulting fair value was included in selling and marketing expenses in our Consolidated Statements of Operations during the applicable periods. The stock options were for services rendered and were fully vested on the date of grant.

Employee Stock Purchase Plan

During the three months ended March 31, 2006 and 2005, 6,526 and 6,593 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $25,647 and $18,191, respectively.

Common Stock Purchase Warrants

Summary Common Stock warrant information as of March 31, 2006 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price Range
June 2007	10,000	$1.75
June 2008	996,787	$4.00
October 2008	104,000	$2.80

Total	1,110,787	$1.75 - $4.00

8. PRODUCT SALES:

For the three months ended March 31, 2006 and 2005, product sales by geographic market were as follows:

	For the three months ended March 31
	2006	2005
PRODUCT SALES
United States	$10,018,194	$7,363,670
Outside the United States	798,762	522,067

Total product sales	$10,816,956	$7,885,737

Approximately 60% and 57% of our product sales during the three months ended March 31, 2006 and 2005, respectively, were from products based upon our VITOSS platform co-developed with Kensey (see Note 9). Additionally, VITAGEL, which was launched at the beginning of 2005, accounted for approximately 16% and 6% of product sales for the three months ended March 31, 2006 and 2005, respectively.

9. COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease office space and equipment under non-cancelable operating leases. During the three months ended March 31, 2006, we entered into a 75 month lease for additional office space which commences effective May 1, 2006 and terminates July 2012. In addition, during the three months ended March 31, 2006, we extended an existing lease for office space from October 2007 until July 2012. As of March 31, 2006, future minimum rental payments under operating leases, which include the additional office space lease and lease extension described above, are as follows:

2006	$481,023
2007	633,649
2008	647,832
2009	648,336
2010	647,969
2011 and thereafter	1,054,154

$4,112,963

Revenue Interest Obligation (see Note 5)

Agreement with Kensey

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products based upon our VITOSS platform. The new products to be developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any co-developed approved or cleared product for seven years from first commercial sale of the co-developed product and we will market and sell the product worldwide. In March 2005, the March 2003 agreement under which the VITOSS FOAM products have been commercialized, was extended until February 2014. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product, and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the first jointly developed product platform, VITOSS FOAM, and we commenced sales on the first of several product configurations under the VITOSS FOAM product platform during February 2004. In February 2005, we expanded our existing relationship with Kensey and agreed to pursue co-development of soft tissue repair products for orthopedics. Similar to the terms of the original agreement signed in March 2003, Kensey will manufacture any new co-developed soft tissue products and we will market and sell the products worldwide, with Kensey receiving a royalty on net sales of the products.

During the three months ended March 31, 2006 and 2005, we purchased $1,290,049 and $2,229,488, respectively, of product inventory manufactured by Kensey on our behalf. As of March 31, 2006 and December 31, 2005, we owed Kensey $1,914,372 and $1,323,595, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. All product royalty expense payable to Kensey is included in cost of sales on our Consolidated Statements of Operations as we recognize product sales revenue from our customers.

Since the initial launch of VITOSS Bone Graft Substitute in 2000, we have been obligated to pay to one of the product’s co-inventors a royalty up to an aggregate payment of $5,000,000 on VITOSS Bone Graft Substitute product sales. In July 2004, Kensey purchased this royalty right from the co-inventor effective as of April 1, 2004. We are now paying these royalties to Kensey.

Agreement with Angiotech BioMaterials Corp., under its former name, Cohesion Technologies, Inc., an affiliate of Angiotech Pharmaceuticals, Inc. (an 11% shareholder of the Company)

In June 2004, we entered into a Distribution Agreement with Angiotech BioMaterials Corp., under its former name, Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis (which we re-branded as VITAGEL Surgical Hemostat), a composite liquid hemostat, and the CELLPAKER plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the VITAGEL territory to include the European Union (“EU”) and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Effective September 30, 2005, we entered into an amendment to the agreement necessary to transition the manufacture of the products and accessories from Angiotech to us. In addition, the amendment changes the royalty rate payable by us to Angiotech and modifies the method for calculating net sales of such products. Angiotech decided to cease to manufacture VITAGEL by November 2005; therefore, in October 2005, we purchased all available existing products, accessories and work-in-process from Angiotech for $1,800,000. On November 30, 2005, we submitted a duplicate premarket approval application (“PMA”) for VITAGEL to the FDA through a Grant of License from Angiotech to reference its PMA. FDA approval of the PMA submitted by us, if obtained, will allow us to sell VITAGEL product that is manufactured on-site in our Malvern, Pennsylvania facility. As of March 31, 2006 and December 31, 2005, we had included in inventory VITAGEL valued at $653,835 that was manufactured on-site at our Malvern facility.

The quantity of VITAGEL inventory purchased last year from Angiotech was intended to meet our operating requirements until the expected receipt of the FDA approval of our PMA submission that would allow us to manufacture commercial VITAGEL product. We currently believe FDA approval of our facility to manufacture VITAGEL product will be received sometime after the end of the second quarter of 2006; however, there is no assurance that FDA approval will be obtained. In addition, due to higher than anticipated sales, we now believe the VITAGEL inventory purchased last year will only meet our sales requirements through mid-June 2006; therefore, we do not expect to have sufficient VITAGEL inventory to sustain our current sales levels thereafter until FDA approval is received. If we are unable to supply VITAGEL inventory for a period of time, our customers may seek alternative products and we may lose market share for VITAGEL. Further, there is no assurance that we will regain any VITAGEL market share that may be lost.

On March 20, 2006, we entered into a License Agreement with Angiotech Pharmaceuticals (US), Inc., an affiliate of Angiotech, pursuant to which Angiotech licenses VITAGEL Surgical Hemostat products and the CELLPAKER plasma collection system to us and we assume manufacturing responsibility for these products. The June 2004 Distribution Agreement described above served as the basis for the establishment of the License Agreement and, upon completion of the sale of the VITAGEL and CELLPAKER products in inventory, which we purchased from Angiotech in the second half of 2005, the June 2004 Distribution Agreement will terminate and the License Agreement will represent the sole agreement governing the relationship between the parties. Under the License Agreement, we have the exclusive right to manufacture, and the exclusive right to sell, VITAGEL products throughout the world for orthopedic indications, and the non-exclusive right to manufacture, and the non-exclusive right to sell, CELLPAKER products throughout the world. Under the License Agreement, we will be subject to minimum sales quotas and must make royalty payments based on a share of all revenue we receive from net sales of VITAGEL and CELLPAKER products that we manufacture. The License Agreement is effective as of January 1, 2006 and expires on December 31, 2014.

During the three months ended March 31, 2006 and 2005, we purchased $57,371 and $411,127 of product inventory, respectively, from Angiotech. As of March 31, 2006, we owed Angiotech $535,631 for manufactured product inventory and royalties, which is included in accounts payable and other accrued expenses on the Consolidated Balance Sheet. All product royalty expense payable to Angiotech is included in cost of sales on the Consolidated Statements of Operations, as we recognize product sales revenue from our customers.

10. RELATED-PARTY TRANSACTIONS

Agreement with Angiotech BioMaterials Corp., under its former name, Cohesion Technologies, Inc., an affiliate of Angiotech Pharmaceuticals, Inc. (an 11% shareholder of the Company) (see Note 9).

Agreement with Angiotech Pharmaceuticals (US), Inc., an affiliate of Angiotech Pharmaceuticals, Inc. (an 11% shareholder of the Company) (see Note 9).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, demand and market acceptance of our products, and the other risk factors addressed in ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risks Related to Our Business” section of our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW AND GENERAL DEVELOPMENT OF OUR BUSINESS

We are a biomaterials company with proprietary technologies for the development and commercialization of synthetic, biologically active, tissue engineering products for orthopedic and neurosurgical applications. We develop and market synthetic-based biomaterial products for use in spine surgery, the repair of fractures, and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. We also distribute products which complement our biomaterials platforms.

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market and VITAGEL™, which is a hemostatic agent. Our longer-term U.S. clinical program is focused on our internally developed CORTOSS® Synthetic Cortical Bone technology platform, which is primarily designed for injections in osteoporotic spines to treat vertebral compression fractures. In addition, we employ in-house research and development to create new biomaterial technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) and Angiotech Pharmaceuticals, Inc. (“Angiotech”) (an 11% shareholder of the Company) to develop and/or market novel synthetic-based biomaterial products and continue to pursue similar relationships with other leaders in biomaterials.

We believe our existing cash, cash equivalents, and investments of $20,827,886 as of March 31, 2006, will be sufficient to meet our estimated operating and investing requirements for, at least, the next twelve months. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings.

Product sales for the three months ended March 31, 2006 increased 37% to $10,816,956, as compared to $7,885,737 for the same period in 2005. Sales growth was primarily attributable to the expansion of our VITAGEL and VITOSS FOAM product portfolios as well as improved market penetration in the U.S. as we further develop our U.S. field sales network. Approximately 16% of our product sales during the three months ended March 31, 2006 were from our VITOSS FOAM Pack product introduced during the third quarter of 2005. In addition, VITAGEL, which was launched at the beginning of 2005, accounted for approximately 16% and 6% of product sales for the first quarter of 2006 and 2005, respectively. For the both three months ended March 31, 2006 and 2005, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBETM. The remaining sales, during both periods in 2006 and 2005, were a result of VITOSS, CORTOSS and ALIQUOTTM sales outside the U.S., primarily in Europe.

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products based upon our VITOSS platform. The new products developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any co-developed approved or cleared product for seven years from first commercial sale of the first co-developed product and we will market and sell the product worldwide. In March 2005, the March 2003 agreement under which the VITOSS FOAM products have been commercialized, was extended until February 2014. Following the regulatory clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product, and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product platform, VITOSS FOAM, and we commenced sales of the first of several product configurations under the VITOSS FOAM product platform during February 2004. In February 2005, we expanded our existing relationship with Kensey and agreed to pursue co-development of soft tissue repair products for orthopedics. Similar to the terms of the original agreement signed in March 2003, Kensey will manufacture any new co-developed soft tissue products and we will market and sell the products worldwide, with Kensey receiving a royalty on net sales of the products. Approximately 60% and 57% of product sales for the three months ended March 31, 2006 and 2005, respectively, were from VITOSS FOAM products co-developed with Kensey.

Additionally, in June 2004, we entered into a Distribution Agreement with Angiotech BioMaterials Corp., under its former name, Cohesion Technologies, Inc., a wholly-owned subsidiary of Angiotech, to distribute, market and sell CoStasis (which we re-branded as VITAGEL Surgical Hemostat), a composite liquid hemostat, and the CELLPAKER plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the VITAGEL territory to include the European Union (“EU”) and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Effective September 30, 2005, we entered into an amendment to the agreement necessary to transition the manufacture of the products and accessories from Angiotech to us. In addition, the amendment changes the royalty rate payable by us to Angiotech and modifies the method for calculating net sales of such products. Angiotech decided to cease to manufacture VITAGEL by November 2005; therefore, in October 2005, we purchased all available existing products, accessories and work-in-process from Angiotech for $1,800,000. On November 30, 2005, we submitted a duplicate premarket approval application (“PMA”) for VITAGEL to the FDA through a Grant of License from Angiotech to reference its PMA. FDA approval of the PMA submitted by us, if obtained, will allow us to sell VITAGEL product that is manufactured on-site in our Malvern, Pennsylvania facility. As of March 31, 2006 and December 31, 2005, we had included in inventory VITAGEL valued at $653,835 that was manufactured on-site at our Malvern facility.

The quantity of VITAGEL inventory purchased last year from Angiotech was intended to meet our operating requirements until the expected receipt of the FDA approval of our PMA submission that would allow us to manufacture commercial VITAGEL product. We currently believe FDA approval of our facility to manufacture VITAGEL product will be received sometime after the end of the second quarter of 2006; however, there is no assurance that FDA approval will be obtained. In addition, due to higher than anticipated sales, we now believe the VITAGEL inventory purchased last year will only meet our sales requirements through mid-June 2006; therefore, we do not expect to have sufficient VITAGEL inventory to sustain our current sales levels thereafter until FDA approval is received. If we are unable to supply VITAGEL inventory for a period of time, our customers may seek alternative products and we may lose market share for VITAGEL. Further, there is no assurance that we will regain any VITAGEL market share that may be lost.

On March 20, 2006, we entered into a License Agreement with Angiotech Pharmaceuticals (US), Inc., an affiliate of Angiotech, pursuant to which Angiotech licenses VITAGEL Surgical Hemostat products and the CELLPAKER plasma collection system to us and we assume manufacturing responsibility for these products. The June 2004 Distribution Agreement described above served as the basis for the establishment of the License Agreement and, upon completion of the sale of the VITAGEL and CELLPAKER products in inventory, which we purchased from Angiotech in the second half of 2005, the June 2004 Distribution Agreement will terminate and the License Agreement will represent the sole agreement governing the relationship between the parties. Under the License Agreement, we have the exclusive right to manufacture, and the exclusive right to sell, VITAGEL products throughout the world for orthopedic indications, and the non-exclusive right to manufacture, and the non-exclusive right to sell, CELLPAKER products throughout the world. Under the License Agreement, we will be subject to minimum sales quotas and must make royalty payments based on a share of all revenue we receive from net sales of VITAGEL and CELLPAKER products that we manufacture. The License Agreement is effective as of January 1, 2006 and expires on December 31, 2014.

CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements. Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2005. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year. We believe the following critical accounting policies, which have been reviewed with the Audit Committee, affect our more significant judgments and estimates used in the preparation of our consolidated interim financial statements.

Accounting for Stock Options Issued to Employees and Non-employees

In the past, we have granted options to purchase common stock to non-employee consultants. These options are fully vested on the date of the grant. Upon adoption of SFAS No. 123R, during the service and vesting period, these options are accounted for SFAS No. 123R. However, once the service period terminates, these options are then accounted for under Emerging Issues Task Force No. 00-19, “Accounting for Derivative Instruments” (“EITF No. 00-19”), from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. As a result, we are required to reclassify from equity to liabilities the aggregate Black-Scholes value of our fully-vested non-employee consultant stock options which are currently outstanding. In addition, we are required to record a fair market value adjustment at the end of each quarter for the change in the Black-Scholes value of our fully-vested non-employee consultant stock options outstanding. As of March 31, 2006, our non-employee consultants held fully-vested stock options to purchase 881,898 shares of our Common Stock, at an average exercise price of $3.58 per share and an average remaining term of approximately six years.

Our stock price may be volatile and will fluctuate. Since we cannot determine our stock price at the end of future quarters, we cannot estimate the impact of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Results of Operations in the future. An increase to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, will likely result in an increase to the liability recorded to our Consolidated Balance Sheet and an increase to operating expenses recorded in our Consolidated Statements of Operations. Conversely, a decrease to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, will likely have the opposite effect. Additionally, any subsequent changes to the assumptions used in the Black-Scholes model to estimate the fair value of these non-employee consultant options will impact the effect of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Results of Operations.

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Trust, which provided for the payment of revenue interest to Royalty Trust. The revenue interest obligation has been accounted for in accordance with the guidelines set forth in EITF No. 88-18, “Sales of Future Revenues.” The products that are subject to the revenue interest have been approved and marketed for approximately four years or are still under development. For these reasons, as of March 31, 2006, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $276,212 and $239,430 has been recorded for the three months ended March 31, 2006 and 2005, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF No. 88-18.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our stock. Cash, cash equivalents and investments were $20,827,886 and $27,672,221 at March 31, 2006 and December 31, 2005, respectively.

The following is a summary of selected cash flow information:

	Three Months Ended March 31
	2006	2005
Net loss	$(3,927,629)	$(2,889,536)
Decrease (increase) in inventories	69,834	(2,245,743)
Increase in prepaid revenue interest expense	(1,473,788)	(1,098,416)
(Decrease) increase in accounts payable	(1,237,398)	3,530,069
Other net cash provided by operating activities	205,701	26,616

Net cash used in operating activities	$(6,363,280)	$(2,677,010)

Net cash provided by (used in) investing activities	3,188,564	(1,778,138)

Net cash used in financing activities	(17,039)	(88,097)

Effect of exchange rate changes on cash and cash equivalents	(169,853)	(97,582)

Net decrease in cash and cash equivalents	(3,361,608)	(4,640,827)

Net cash used in operating activities

Operating Cash Inflows

Operating cash inflows for the three months ended March 31, 2006 and 2005 have been derived primarily from VITOSS, VITAGEL, and IMBIBE Bone Marrow Aspirate and Delivery Device product sales in the U.S. and from VITOSS, CORTOSS and ALIQUOT Micro Delivery System product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and investments.

Operating Cash Outflows

Our operating cash outflows for the three months ended March 31, 2006 were primarily used to fund operations and include (i) payment of our contractually required advance payment of $1,750,000 to Royalty Trust, (ii) a decrease in accounts payable which primarily reflects vendor payments for VITAGEL inventories purchased during the fourth quarter of 2005, and (iii) expenses related to our clinical trials in the U.S. for CORTOSS.

Our operating cash outflows for the three months ended March 31, 2005 were primarily used to fund operations and include (i) payment of sales commissions on growing product sales, and (ii) payment of the contractually required advance payment of $1,600,000 to Royalty Trust. During the first quarter of 2005, the increase in inventories was primarily funded through an increase in accounts payable.

Operating Cash Flow Requirements Outlook

We expect to focus our efforts on sales growth under our VITOSS, VITAGEL and IMBIBE product platforms for 2006. We launched VITOSS Cancellous Chips and the VITAGEL Spray Set during the first quarter of 2006. In addition, we intend to use operating cash on the collection and publication of VITOSS post-clinical data for marketing and sales purposes, on continual improvements to our distribution channels, and on the expansion of our facilities and manufacturing capability. There may be future quarterly fluctuations in spending. Prior to the launch of each new product line configuration, significant inventory levels must be manufactured. The inventory may be manufactured in anticipation of the receipt of regulatory approval or clearance and may be initially built with one-year shelf life, so as to accelerate the commercial launch of the product, once approved or cleared, to our field sales network of independent sales agencies and direct sales representatives. If the inventory is built in the reporting periods prior to the receipt of the required regulatory approval or clearance for new products, the cost of the inventory manufactured will be expensed in accordance with SFAS No. 2 “Accounting for Research and Development Costs.” If inventory is built with one-year shelf life or our product sales fail to meet expected levels, we may experience inventory obsolescence.

In an effort to further increase sales of our new VITOSS product line configurations in future quarters, we intend to add direct sales representatives to our organization for those territories in the U.S. where we either do not currently have independent sales agency coverage or the territory is under served.

Additionally, we expect to use cash, cash equivalents and investments for the associated marketing and sales activities with VITOSS , IMBIBE and VITAGEL in the U.S. and VITOSS, CORTOSS and ALIQUOT outside the U.S. Additionally, we expect to continue to use cash, cash equivalents and investments during 2006 in operating activities associated with clinical trials in the U.S. for CORTOSS, research and development, product development for our VITOSS and IMBIBE product line configurations and any structural device platform. We expect to incur approximately $2.5 million in external costs through 2008 in the execution of the CORTOSS pivotal clinical study in the U.S. The timing of such expense is largely dependent upon the rate of patient enrollment in the study.

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

The quantity of VITAGEL inventory purchased last year from Angiotech was intended to meet our operating requirements until the expected receipt of the FDA approval of our PMA submission that would allow us to manufacture commercial VITAGEL product. We currently believe FDA approval of our facility to manufacture VITAGEL product will be received sometime after the end of the second quarter of 2006; however, there is no assurance that FDA approval will be obtained. In addition, due to higher than anticipated sales, we now believe the VITAGEL inventory purchased last year will only meet our sales requirements through mid-June 2006; therefore, we do not expect to have sufficient VITAGEL inventory to sustain our current sales levels thereafter until FDA approval is received. If we are unable to supply VITAGEL inventory for a period of time, our customers may seek alternative products and we may lose market share for VITAGEL. Further, there is no assurance that we will regain any VITAGEL market share that may be lost.

Agreement with Kensey Nash Corporation. Approximately 60% and 57% of our product sales during the three months ended March 31, 2006 and 2005, respectively, were from products based upon our VITOSS FOAM platform, which are co-developed with Kensey. As of March 31, 2006 and December 31, 2005, we owed Kensey $1,914,372 and $1,323,595, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Agreement with Cohesion Technologies, Inc. VITAGEL contributed approximately 16% and 6% of product sales for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, we owed Angiotech $535,631 for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Revenue Interest. The revenue interest provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and any structural bioactive device developed, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum rate of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. As a result of this provision, during 2005 and the three months ended March 31, 2006, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In February 2005, the revenue interest assignment agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust, $989,287 was earned in 2005 and the balance of $610,713 was included in prepaid revenue interest expense on the accompanying Consolidated Balance Sheet as of December 31, 2005, and was repaid to us in April of 2006. In December 2005, the revenue interest assignment agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. The amount of the advance payment remains $3,000,000 in each of the years 2007 through 2016. While we believe that we will have sufficient cash at the end of 2006 to make the required $3,000,000 advance payment to Royalty Trust during 2007, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2008 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year. Unlike in years prior to 2006, during 2006 the refund of the remaining balance of the prepaid revenue interest expense from the prior year was received during the second quarter as opposed to the first quarter of the year.

The products that are subject to the revenue interest have been approved and launched at various times over the last four years or are still under development. For these reasons, as of March 31, 2006, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing.

As of March 31, 2006, we were in compliance with all financial covenants under the revenue interest assignment agreement. However, if we fail to maintain certain specified balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of March 31, 2006, we would have owed Royalty Trust $20,881,525. As of March 31, 2006, we do not expect to be out of compliance with the financial covenants of the revenue interest obligation within the next twelve months.

Net cash provided by (used in) investing activities

Investing Cash Inflows

We received proceeds from the sale of investments of $4,500,000 and $3,200,000 during the three months ended March 31, 2006 and 2005, respectively.

Investing Cash Outflows

We have invested $308,348 and $445,243 for the three months ended March 31, 2006 and 2005, respectively, primarily for the purchase of equipment, leasehold improvements and research and development equipment in order to further expand our product development and manufacturing capabilities relating to VITAGEL and VITOSS.

Cash used for the purchase of investments was $1,006,267 and $4,532,895 during the three months ended March 31, 2006 and 2005, respectively.

Investing Cash Outlook -

We expect the amount that we will spend for the purchase of leasehold improvements and capital equipment during 2006 to be less than the amount spent during 2005. We will seek to finance new capital investments through notes payable or capital leases under an equipment line of credit.

Net cash used in financing activities

Financing Cash Inflows

During the three months ended March 31, 2006 and 2005, we received $159,125 and $61,741, respectively, from stock option and warrant exercises and purchases of Common Stock under our Employee Stock Purchase Plan.

Financing Cash Outflows

During the three months ended March 31, 2006 and 2005, we repaid $148,175 and $149,838, respectively, of capital lease obligations and notes payable.

Financing Requirements Outlook

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as it relates to the exercise prices and expiration dates of the stock options and warrants.

We do not expect sales to generate cash flow in excess of operating expenses for at least the next two years, if ever. Until such sales levels are achieved, we expect to continue to use cash, cash equivalents, and investments to fund operating and investing activities. We believe our existing cash, cash equivalents, and investments of $20,827,886 as of March 31, 2006, will be sufficient to meet our estimated operating and investing requirements for, at least, the next twelve months. We will seek to finance new capital investments through notes payable or capital leases under an equipment line of credit. In addition, we may seek to finance our working capital requirements through a line of credit facility.

Contractual Obligation and Commercial Commitments

We lease office space and equipment under non-cancelable operating leases. During the three months ended March 31, 2006, we entered into a 75 month lease for additional office space which commences effective May 1, 2006 and terminates July 2012. In addition, during the three months ended March 31, 2006, we extended an existing lease for office space from October 2007 until July 2012. As of March 31, 2006, future minimum rental payments under operating leases, which include the additional office space lease and lease extension described above, are as follows:

2006	$481,023
2007	633,649
2008	647,832
2009	648,336
2010	647,969
2011 and thereafter	1,054,154

$4,112,963

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the future as we continue our product development efforts.

Product Sales. Product sales for the three months ended March 31, 2006 increased 37% to $10,816,956, as compared to $7,885,737 for the same period in 2005. Sales growth was primarily attributable to the expansion of our VITAGEL and VITOSS FOAM product portfolios as well as improved market penetration in the U.S. as we further develop our U.S. field sales network. Approximately 60% and 57% of our product sales during the three months ended March 31, 2006 and 2005, respectively, were from products based upon our VITOSS FOAM platform, which are co-developed with Kensey. Approximately 16% of our product sales during the three months ended March 31, 2006 was from our VITOSS FOAM Pack product introduced during the third quarter of 2005. Additionally, VITAGEL, which was launched at the beginning of 2005, accounted for approximately 16% and 6% of product sales for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBE. The remaining sales, during both periods in 2006 and 2005, were a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. The gross profit for the three months ended March 31, 2006 and 2005 was $7,305,781 and $5,388,854, respectively. As a percentage of sales, gross profit was 68% for both three month periods ended March 31, 2006 and 2005.

Operating Expenses. Operating expenses for the three month ended March 31, 2006 and 2005 were $11,158,010 and $8,182,136, respectively. Operating expenses increased 36% as compared to a 37% increase in product sales for the respective periods. Operating expenses for the three months ended March 31, 2006 include non-cash compensation expense of $403,298 and $87,023, which resulted from the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” and EITF No. 00-19, “Accounting for Derivative Instruments,” respectively, related to stock option accounting. The amount of these non-cash charges is equivalent to 5% of product sales for the period.

General & administrative expenses for the three months ended March 31, 2006 increased 23% to $2,105,780 from $1,716,317 for the same period of 2005 primarily due to increased legal expenses, patent-related expenses, and information technology infrastructure related expenses. General & administrative expenses were equivalent to 20% and 22% of product sales for the three months ended March 31, 2006 and 2005, respectively.

Selling & marketing expenses were $6,947,027 for the three months ended March 31, 2006, a 37% increase from $5,086,394 for the three months ended March 31, 2005. Selling and marketing expenses increased for the three months ended March 31, 2006 primarily due to higher salary and benefit costs incurred by expanding our field sales team of direct sales representatives to support the growth of U.S product sales. The remainder of the increase in selling and marketing expenses was due to higher commissions paid in the U.S. as a result of increased product sales in 2006. Amounts for selling & marketing expenses were equivalent to 64% and 65% of product sales for the three months ended March 31, 2006 and 2005, respectively.

Research & development expenses increased to $2,105,203 for the three months ended March 31, 2006 from $1,379,425 for the same period in 2005. The 53% increase is primarily due to costs associated with our CORTOSS clinical trial in the U.S. Research & development expenses were equivalent to 19% and 17%, respectively, of product sales for the three months ended March 31, 2006 and 2005.

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $75,400 and $96,254 of net other expense for the three months ended March 31, 2006 and 2005, respectively. The decrease in net other expense for the three month period is primarily a result of lower interest expense partially offset by increased revenue interest expense and lower interest income.

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

As of March 31, 2006 and December 31, 2005, our total exposure to foreign currency risk in U.S. dollar terms was approximately $1,900,000, and $2,100,000, or 4.0% of our total assets, respectively. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $190,000 at March 31, 2006 and $210,000 at December 31, 2005.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of March 31, 2006 and December 31, 2005, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2006 are not functioning effectively due to the material weakness in internal control over financial reporting described below to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting

We have made changes in our internal control over financial reporting during the period covered by this report that have materially affected our internal control over financial reporting. In particular, we have begun to institute the enhancements set forth below to our internal control over financial reporting related to the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2005. The material weakness related to ineffective internal controls associated with the physical count and compilation of inventory as of December 31, 2005.

•	We implemented a monthly physical inventory cycle count program during March 2006 to identify book to physical inventory differences, if any, on a timely basis.

•	We realigned job responsibilities and staffing to effectively manage the physical inventory count and compilation of inventory.

•	Physical inventory procedures will be reviewed and additional training will be provided to counters and management prior to the taking of each physical inventory.

•	We are implementing certain functionality within our automated inventory system controls to provide greater accuracy over physical inventory locations within our warehouse.

There were no additional changes in the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, as updated by the risk factor set forth below.

Our plan to assume manufacturing of VITAGEL and its related products may not be successful or timely, and the failure or delay to receive FDA approval to manufacture VITAGEL could negatively affect our sales and market share for VITAGEL.

Pursuant to our Distribution Agreement with Angiotech, as amended, we expect to assume full manufacturing for the VITAGEL product upon approval from the FDA of the PMA we submitted on November 30, 2005. There can be no assurance that we will receive FDA approval to manufacture VITAGEL or that, even if approved, we will be able to comply with FDA regulatory requirements to continue to manufacture VITAGEL, which could result in delay or inability to manufacture and sell the products. There is no assurance that we will receive any such approval prior to running out of the limited product we purchased from Angiotech prior to Angiotech shutting down its manufacturing facility in November 2005. Our ability to have sufficient VITAGEL inventory to sustain current or any sales levels is dependent upon the receipt and timing of FDA approval of our PMA for VITAGEL. If we are unable to supply VITAGEL inventory for a period of time, our customers may seek alternative products and we may lose market share for VITAGEL. Further, there is no assurance that we will regain any VITAGEL market share that may be lost.

ITEM 6. EXHIBITS

Exhibit 10.1	License Agreement dated as of January 1, 2006 by and between Orthovita, Inc. and Angiotech Pharmaceuticals (US), Inc. (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2)

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act, as amended

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act, as amended

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

May 10, 2006	By:	/s/ ANTONY KOBLISH
Antony Koblish Chief Executive Officer and President (Principal executive officer)

May 10, 2006	By:	/s/ JOSEPH M. PAIVA
Joseph M. Paiva Chief Financial Officer (Principal financial and accounting officer)