Form 10-Q
period 2006-06-30
ORTHOVITA INC
filed 2006-08-09
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Outstanding as of August 7, 2006

Common Stock, par value $.01

52,443,149 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,187,086	$8,834,694
Short-term investments	9,067,092	15,830,747
Accounts receivable, net of allowance for doubtful accounts of $105,172 and $123,595, respectively	6,629,143	6,224,064
Inventories	10,446,346	11,923,351
Prepaid revenue interest expense	1,183,812	610,713
Other current assets	309,833	389,886

Total current assets	37,823,312	43,813,455

Property and equipment, net	4,874,159	5,031,659
Long-term investments	—	3,006,780
Other assets	413,803	484,135

Total assets	$43,111,274	$52,336,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$689,183	$596,233
Current portion of capital lease obligations	36,051	50,882
Accounts payable	2,975,586	4,279,847
Accrued compensation and related expenses	1,380,362	1,410,996
Other accrued expenses	2,952,625	2,784,734

Total current liabilities	8,033,807	9,122,692

LONG-TERM LIABILITIES:
Notes payable	1,486,112	1,403,282
Capital lease obligation	73,283	83,255
Other long-term liabilities	190,109	183,444
Revenue interest obligation	7,167,700	7,167,700
Derivative liability associated with non-employee stock options	2,420,735	—

Total long-term liabilities	11,337,939	8,837,681

Total liabilities	19,371,746	17,960,373

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000,000 shares authorized, 52,418,957 and 52,292,426 shares issued and outstanding, respectively	524,190	522,924
Additional paid-in capital	151,151,513	152,255,403
Deferred compensation	—	(80,991)
Accumulated deficit	(127,962,407)	(118,574,135)
Accumulated other comprehensive income	26,232	252,455

Total shareholders’ equity	23,739,528	34,375,656

Total liabilities and shareholders’ equity	$43,111,274	$52,336,029

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
PRODUCT SALES	$11,180,400	$8,470,111	$21,997,356	$16,355,848
COST OF SALES	4,398,495	2,848,180	7,909,670	5,345,063

GROSS PROFIT	6,781,905	5,621,931	14,087,686	11,010,785

OPERATING EXPENSES:
General and administrative	2,234,109	1,696,879	4,339,889	3,413,196
Selling and marketing	7,056,169	4,893,452	14,003,196	9,979,846
Research and development	2,819,780	1,713,441	4,924,983	3,092,866

Total operating expenses	12,110,058	8,303,772	23,268,068	16,485,908

OPERATING LOSS	(5,328,153)	(2,681,841)	(9,180,382)	(5,475,123)

INTEREST EXPENSE	(59,121)	(114,702)	(108,706)	(227,785)
REVENUE INTEREST EXPENSE	(289,976)	(242,431)	(566,188)	(481,861)
INTEREST INCOME	216,607	297,471	467,004	553,730

NET LOSS	$(5,460,643)	$(2,741,503)	$(9,388,272)	$(5,631,039)

NET LOSS PER SHARE, BASIC AND DILUTED	$(.10)	$(.06)	$(.18)	$(.12)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	52,375,552	47,869,321	52,348,856	47,853,324

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(9,388,272)	$(5,631,039)
Adjustments to reconcile net loss to net cash used in operating activities - Depreciation and amortization	737,865	790,850
Compensation expense related to stock option accounting	893,481	—
Common stock and common stock options issued for services rendered	116,801	118,954
(Increase) decrease in -
Accounts receivable	(405,079)	(184,613)
Inventories	1,477,005	(2,697,057)
Prepaid revenue interest expense	(573,099)	(855,985)
Other current assets	80,053	151,866
Other assets	19,826	(126,726)
Increase (decrease) in -
Accounts payable	(1,304,261)	929,333
Accrued compensation and related expenses	(30,634)	(117,395)
Other accrued expenses	167,891	102,753
Other long-term liabilities	6,665	12,483

Net cash used in operating activities	(8,201,758)	(7,506,576)

INVESTING ACTIVITIES:
Purchases of investments	(3,240,205)	(5,277,385)
Proceeds from sale of investments	13,035,000	11,990,000
Proceeds from sale of property and equipment	3,179	—
Purchases of property and equipment	(541,609)	(687,668)

Net cash provided by investing activities	9,256,365	6,024,947

FINANCING ACTIVITIES:
Repayment of notes payable	(289,086)	(281,313)
Proceeds from notes payable	464,866	—
Repayments of capital lease obligations	(24,803)	(13,917)
Costs associated with sale of common stock	(27,989)	—
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	416,809	149,747

Net cash provided by (used in) financing activities	539,797	(145,483)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(242,012)	(203,950)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,352,392	(1,831,062)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,834,694	9,831,544

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,187,086	$8,000,482

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

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market and VITAGEL™, which is a hemostatic agent. Our longer-term U.S. clinical program is focused on our internally developed CORTOSS® Synthetic Cortical Bone technology platform, which is primarily designed for injections in osteoporotic spines to treat vertebral compression fractures. In addition, we employ in-house research and development to create new biomaterial technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) and Angiotech Pharmaceuticals, Inc. (an 11% shareholder of the Company and collectively with its affiliates, “Angiotech”) to develop and/or market novel synthetic-based biomaterial products and continue to pursue similar relationships with other leaders in biomaterials.

We believe our existing cash, cash equivalents, and investments of $19,254,178 as of June 30, 2006 will be sufficient to meet our estimated operating and investing requirements into the second quarter of 2007. We intend to seek additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings. If adequate financing is not available, we will be required to delay, scale back or eliminate certain operations and do not expect to remain compliant with certain financial covenants during the second quarter of 2007 (see Note 5).

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

On June 27, 2003, the shares of Series A Preferred Stock then outstanding became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock. These provisions limit the number of shares of Series A Preferred Stock that automatically convert until such time as the beneficial ownership limitations applicable to certain shareholders allow such conversion. As of March 31, 2005, 117 shares of outstanding Series A Preferred Stock were assumed converted into 685,816 shares of Common Stock for the basic and diluted net loss per common share calculation. In May 2005, these shares automatically converted into Common Stock when the beneficial ownership limitation lapsed. As of June 30, 2006 and December 31, 2005, no Preferred Stock was outstanding.

Common Stock options and warrants to purchase 8,649,403 and 7,704,727 shares were excluded from our computation of diluted net loss per common share for the three and six months ended June 30, 2006 and 2005, respectively, since they were anti-dilutive due to our losses.

Accounting for Stock Options Issued to Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” (“SFAS No. 123R”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is the first annual period beginning after June 15, 2005, which was January 1, 2006 for the Company. Under SFAS No. 123R, we are required to expense stock options in our Consolidated Statements of Operations. We have selected the Black-Scholes option-pricing model, on a modified prospective transition method, as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes the remaining compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. These amounts are being amortized based upon a graded vesting schedule in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation expense for all stock-based compensation awards granted to employees subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and amortized on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from the adoption of SFAS No. 123R included in our Consolidated Statements of Operations for the three and six months ended June 30, 2006.

OPERATING EXPENSES:	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
General and administrative	$151,440	$291,461
Selling and marketing	146,866	292,944
Research and development	113,316	230,515

Total operating expenses	$411,622	$814,920

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

The following table presents the pro forma disclosure under SFAS No. 123 for the period prior to the adoption of SFAS No. 123R. The pro forma net loss reflects the fair value method applied to all outstanding and unvested stock option grants to employees during the three and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss:
As reported	$(2,741,503)	$(5,631,039)
Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(735,561)	(1,468,369)

Pro forma	$(3,477,064)	$(7,099,408)

Basic and diluted net loss per share:
As reported	$(.06)	$(.12)

Pro forma	$(.07)	$(.15)

The fair value of stock-based awards for all outstanding and unvested stock option grants was estimated using the Black-Scholes fair value option pricing model with the following weighted average assumptions for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Weighted average fair value of options granted	$2.34	$3.32	$2.33	$3.56
Risk-free interest rate	4.92%	3.94%	4.87%	3.81%
Volatility	66%	81%	65%	81%
Dividend yield	0%	0%	0%	0%
Expected life	5 years	6 years	5 years	6 years

For the three and six months ended June 30, 2006 and 2005, we calculated historical volatility based upon the daily closing prices of our Common Stock as quoted on the Nasdaq Global Market (“Nasdaq”) or Nasdaq Europe (for closing prices prior to August 2, 2000, our date of listing on Nasdaq) over a prior period having a term equal to the expected life of the stock options. The change in historical volatility for the three and six months ended June 30, 2006 from the same periods in 2005 was primarily due to a decrease in the expected life of the options from 6 years for the three and six months ended June 30, 2005 to 5 years for the three and six months ended June 30, 2006.

Accounting for Stock Options Issued to Non-employees

During the three and six months ended June 30, 2006, we granted options for the purchase of an aggregate of 10,000 shares and 30,000 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $31,931 and $96,315, respectively, which values were included in selling and marketing expenses in our Consolidated Statements of Operations during the applicable periods. Additionally, during the three and six months ended June 30, 2006, we granted options for the purchase of an aggregate of 5,000 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $15,986, which value was included in research and development expenses in our Consolidated Statements of Operations during the applicable periods. During the six months ended June 30, 2005, we granted options for the purchase of an aggregate of 17,500 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $54,386, which value was included in selling and marketing expenses in our Consolidated Statements of Operations during the applicable period. Additionally, during the three and six months ended June 30, 2005, we granted options for the purchase of an aggregate of 5,000 shares and 10,000 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $12,996 and $26,475, respectively, which values were included in research and development expenses in our Consolidated Statements of Operations during the applicable periods. The stock options granted to non-employees during the three and six months ended June 30, 2006 and 2005 were for services rendered, were fully vested on the date of grant and were valued using the Black-Scholes model (see Note 4).

In the past, we have granted options to purchase common stock to non-employee consultants. These options are fully vested on the date of the grant. Upon adoption of SFAS No. 123R, during the service and vesting period, these options are accounted for under SFAS No. 123R. However, once the service period terminates, these options are then accounted for under Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Instruments” (“EITF No. 00-19”), from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. As a result, we are required to reclassify from equity to liabilities the aggregate Black-Scholes value of our fully-vested non-employee consultant stock options which are currently outstanding. In addition, we are required to record a fair market value adjustment at the end of each quarter for the change in the Black-Scholes value of our fully-vested non-employee consultant stock options outstanding.

Our stock price may be volatile and may fluctuate. Since we cannot determine our stock price at the end of future quarters, we cannot estimate the impact of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Results of Operations in the future. An increase to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, may result in an increase to the liability recorded to our Consolidated Balance Sheet and an increase to operating expenses recorded in our Consolidated Statements of Operations. Conversely, a decrease to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, may have the opposite effect. Additionally, any subsequent changes to the assumptions used in the Black-Scholes model to estimate the fair value of these non-employee consultant options will impact the effect of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Results of Operations.

Supplemental Cash Flow Information

During the three and six months ended June 30, 2006 and June 30, 2005, we granted stock options to certain consultants in consideration for various services (see “Accounting for Stock Options Issued to Non-employees”, above, in this Note 1).

During the three and six months ended June 30, 2006, in accordance with SFAS No. 123R, the Company recorded employee compensation expense of $411,622 and $814,920, respectively, for employee stock options vested during the three and six months ended June 30, 2006 using the Black-Scholes model (see above).

Cash paid for interest expense for the three and six months ended June 30, 2006 was $59,121 and $108,706, respectively. Cash paid for interest expense for the three and six months ended June 30, 2005 was $114,702 and $227,785, respectively. Cash paid for revenue interest expense for the three and six months ended June 30, 2006 was $289,976 and $566,188, respectively. Cash paid for revenue interest expense for the three and six months ended June 30, 2005 was $242,431and $481,861, respectively.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of our Consolidated Balance Sheets. For the three and six months ended June 30, 2006 and 2005, comprehensive loss was:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net loss	$(5,460,643)	$(2,741,503)	$(9,388,272)	$(5,631,039)
Unrealized gain (loss) on investments	10,417	11,218	15,789	(5,960)
Foreign currency translation	(72,159)	(106,368)	(242,012)	(203,950)

Total other comprehensive loss	(61,742)	(95,150)	(226,223)	(209,910)
Comprehensive loss	$(5,522,385)	$(2,836,653)	$(9,614,495)	$(5,840,949)

2. CASH, CASH EQUIVALENTS AND INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of June 30, 2006 and December 31, 2005, cash, cash equivalents and investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
As of June 30, 2006:
Cash and cash equivalents	$10,187,086	$—	$—	$10,187,086
Short-term investments: due in less than one year	9,072,107	—	(5,015)	9,067,092

	$19,259,193	$—	$(5,015)	$19,254,178

As of December 31, 2005:
Cash and cash equivalents	$8,834,694	$—	$—	$8,834,694
Short-term investments: due in less than one year	15,842,853	—	(12,106)	15,830,747
Long-term investments: due in one to two years	3,015,478	—	(8,698)	3,006,780

	$27,693,025	$—	$(20,804)	$27,672,221

Accretion income related to long-term investments was $2,937 and $8,571 for the three and six months ended June 30, 2006. Amortization expense related to long-term investments was $76,841 and $172,393 for the three and six months June 30, 2005.

3. INVENTORIES:

As of June 30, 2006 and December 31, 2005, inventories consisted of the following:

	As of June 30, 2006	As of December 31, 2005
Raw materials	$710,331	$492,832
Work-in-process	3,818,791	4,977,824
Finished goods	5,917,224	6,452,695

	$10,446,346	$11,923,351

4. DERIVATIVE LIABILITY ASSOCIATED WITH NON-EMPLOYEE STOCK OPTIONS:

On January 1, 2006, we recorded the fair value of our outstanding non-employee stock options as a reduction to additional paid in capital and an increase to our derivative liability in the amount of $2,267,086 (see Note 1). The table below summarizes the changes in our derivative liability associated with non-employee stock options for the period from January 1, 2006 through June 30, 2006.

Balance as of January 1, 2006	$2,267,086
Fair market value of fully vested non-employee consultant stock options issued during the six months ended June 30, 2006	112,301
Fair market value of non-employee consultant stock options exercised during the six months ended June 30, 2006	(37,213)
Fair market value adjustment as of June 30, 2006	78,561

Balance as of June 30, 2006	$2,420,735

The fair value of our derivative liability associated with non-employee stock options was estimated using the Black-Scholes fair value option pricing model and was based on the closing price of our stock as quoted on Nasdaq on June 30, 2006, which was $4.22 per share, and the following weighted average assumptions as of June 30, 2006:

Weighted average fair value of options granted	$2.40
Risk-free interest rate	5.13%
Volatility	62%
Dividend yield	0%
Life	5 1/2 years

As of June 30, 2006, our non-employee consultants held fully-vested stock options to purchase 896,748 shares of our Common Stock, at an average exercise price of $3.59 per share and an average remaining term of approximately five and one-half years. We have classified this liability as non-current as management does not believe that it will need to be satisfied using current assets within the next twelve months.

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

The revenue interest agreement provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and any structural bioactive device developed, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. As a result of this provision, during 2005 and the three and six months ended June 30, 2006, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In February 2005, the revenue interest agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust in 2005, $989,287 was earned in 2005 and the balance of $610,713 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2005, and was repaid to us in April of 2006. In December 2005, the revenue interest agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. The amount of the advance payment remains $3,000,000 in each of the years 2007 through 2016. While we believe that we will have sufficient cash at the end of 2006 to make the required $3,000,000 advance payment to Royalty Trust during 2007, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2008 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year.

The products that are subject to the revenue interest agreement have been approved and launched at various times over the last four years or are still under development. For these reasons, as of June 30, 2006, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge, revenue interest expense for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $289,976 and $566,188 has been recorded for the three and six months ended June 30, 2006, respectively, as compared to $242,431 and $481,861 for the three and six months ended June 30, 2005, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF No. 88-18.

As of June 30, 2006, we were in compliance with all financial covenants under the revenue interest agreement. However, if we fail to maintain certain specified balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of June 30, 2006, we would have owed Royalty Trust approximately $20,600,000. Our ability to remain in compliance with the financial covenants of the revenue interest agreement will depend on our ability to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings. If adequate financing is not available, we do not expect to remain compliant with the financial covenants of the revenue interest agreement during the second quarter of 2007.

6. OTHER ACCRUED EXPENSES:

As of June 30, 2006 and December 31, 2005, other accrued expenses consisted of the following:

	As of June 30, 2006	As of December 31, 2005
Commissions payable	$813,952	$890,801
Accrued professional fees	719,404	602,385
Royalties payable	350,093	368,345
Clinical Study costs payable	331,016	196,669
Other	738,160	726,534

	$2,952,625	$2,784,734

7. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2005 through June 30, 2006.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2005	52,292,426	$34,375,656
Exercise of common stock options and common stock purchased under the employee stock purchase plan	126,531	416,809
Derivative liability associated with non-employee stock options	—	(2,229,873)
Stock-based employee compensation expense determined under SFAS No. 123R	—	814,920
Costs associated with sale of common stock	—	(27,989)
Compensation expense related to restricted stock	—	4,500
Unrealized gain on investments	—	15,789
Currency translation adjustment	—	(242,012)
Net loss	—	(9,388,272)

Balance, June 30, 2006	52,418,957	$23,739,528

Preferred Stock and Warrants

During the six months ended June 30, 2005, 117 shares of Series A Preferred Stock automatically converted into 685,816 shares of Common Stock.

Common Stock

During the six months ended June 30, 2006, we incurred additional costs of $27,989 associated with our December 2005 sale of our Common Stock.

During the three and six months ended June 30, 2005, we issued 4,625 and 9,667 shares of Common Stock valued at $18,225 and $38,093, respectively, pursuant to a clinical assessment agreement, which was included in research and development expenses in our Consolidated Statements of Operations during the applicable periods.

Common Stock Options

Options are granted with exercise prices equal to or greater than the fair market value of the Common Stock on the date of grant. Generally, incentive stock options become exercisable in equal installments over a four-year period and nonqualified stock options to non-employee consultants are fully vested on the date of grant. The non-employee consultant options generally remain exercisable for a maximum period of ten years.

During the three and six months ended June 30, 2006, stock options to purchase 73,000 and 114,025 shares of Common Stock were exercised for proceeds of $233,704 and $367,182, respectively. During the three and six months ended June 30, 2005, stock options to purchase 24,475 and 39,975 shares of Common Stock were exercised for proceeds of $68,802 and $112,352, respectively.

During the three and six months ended June 30, 2006, in accordance with SFAS No. 123R, the Company expensed $411,622 and $814,920, respectively, for the fair value of employee stock options outstanding that vested during the three and six months ended June 30, 2006 using the Black-Scholes model (see Note 1). As of June 30, 2006, there was $1,590,910 of unrecognized compensation cost related to unvested employee stock options, which is expected to be recognized over a weighted average period of approximately 1.4 years.

As of June 30, 2006, there were 10,000,000 options originally authorized for issuance under the Equity Compensation Plan (the “Plan”), and 1,429,403 options available for grant under the Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	7,508,418	$3.84
Granted	224,450	3.98
Exercised	(114,025)	3.22
Cancelled and Expired	(80,227)	4.19

Outstanding at June 30, 2006	7,538,616	$3.86	7.0	$4,063,258

Exercisable at June 30, 2006	6,036,089	$3.85	6.7	$2,964,995

Additional information regarding stock options as of June 30, 2006 is as follows:

Exercise Price Range	Number of Options Outstanding
$1.65 - $1.98	105,000
2.02 - 2.49	265,050
2.56 - 2.95	413,240
3.00 - 3.25	1,431,540
3.26 - 3.99	1,944,253
4.00 - 4.25	503,300
4.26 - 4.50	2,035,683
4.51 – 4.99	220,200
5.00 – 5.75	546,750
5.90 – 11.25	73,600

7,538,616

During the three and six months ended June 30, 2006 and June 30, 2005, we granted stock options to certain consultants in consideration for various services (see “Accounting for Stock Options Issued to Non-employees”, above, in Note 1).

Employee Stock Purchase Plan

During the three and six months ended June 30, 2006, 5,980 and 12,506 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $23,980 and $49,627, respectively. During the three and six months ended June 30, 2005, 5,750 and 12,343 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $19,204 and $37,395, respectively.

Common Stock Purchase Warrants

Summary Common Stock warrant information as of June 30, 2006 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price
June 2007	10,000	$1.75
June 2008	996,787	$4.00
October 2008	104,000	$2.80

	1,110,787	$1.75 - $4.00

8. PRODUCT SALES:

For the three and six months ended June 30, 2006 and 2005, product sales by geographic market were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Product Sales	2006	2005	2006	2005
United States	$10,300,009	$7,835,443	$20,318,203	$15,199,113
Outside the United States	880,391	634,668	1,679,153	1,156,735

	$11,180,400	$8,470,111	$21,997,356	$16,355,848

Approximately 19% and 18% of our product sales during the three and six months ended June 30, 2006, respectively, were from our VITOSS FOAM Pack product introduced during the third quarter of 2005. Approximately 61% and 60% of our product sales during the three and six months ended June 30, 2006, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey Nash Corporation (see Note 9), which includes VITOSS FOAM Pack, as compared to approximately 58% of our product sales during each of the three and six months ended June 30, 2005. Additionally, VITAGEL, which was launched at the start of 2005, contributed approximately 17% and 16% of product sales for the three and six months ended June 30, 2006, respectively, as compared to approximately 8% and 7% of product sales during the three and six months ended June 30, 2005, respectively.

9. COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease office space and equipment under non-cancelable operating leases. During the six months ended June 30, 2006, we entered into a 75 month lease for additional office space which commenced June 1, 2006 and terminates July 2012, and extended an existing office space lease from October 2007 until July 2012. As of June 30, 2006, future minimum rental payments under operating leases, which include the additional office space lease and lease extension described above, are as follows:

2006	$369,606
2007	633,649
2008	647,832
2009	648,336
2010	647,969
2011 and thereafter	1,054,154

$4,001,546

Revenue Interest Obligation (see Note 5)

Agreement with Kensey

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products based upon our VITOSS platform. The new products to be developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any co-developed, approved or cleared product for seven years from first commercial sale of the co-developed product and we will market and sell the product worldwide. In March 2005, the March 2003 agreement was extended until February 2014. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the first jointly developed product platform, VITOSS FOAM, and we commenced sales on the first of several product configurations under the VITOSS FOAM product platform during February 2004. In February 2005, we expanded our existing relationship with Kensey and agreed to pursue co-development of soft tissue repair products for orthopedics. Similar to the terms of the original agreement signed in March 2003, Kensey will manufacture any new co-developed soft tissue products and we will market and sell the products worldwide, with Kensey receiving a royalty on net sales of the products.

During the six months ended June 30, 2006 and 2005, we purchased $2,219,190 and $3,270,303, respectively, of product inventory manufactured by Kensey on our behalf. As of June 30, 2006 and December 31, 2005, we owed Kensey $1,643,856 and $1,323,595, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. All product royalty expense payable to Kensey is included in cost of sales on our Consolidated Statements of Operations as we recognize product sales revenue from our customers.

Since the initial launch of VITOSS Bone Graft Substitute in 2000, we have been obligated to pay to one of the product’s co-inventors a royalty up to an aggregate payment of $5,000,000 on VITOSS Bone Graft Substitute product sales. In July 2004, Kensey purchased this royalty right from the co-inventor effective as of April 1, 2004. We are now paying these royalties to Kensey.

Agreement with Angiotech

In June 2004, we entered into a Distribution Agreement with Angiotech for CoStasis (which we re-branded as VITAGEL Surgical Hemostat), a composite liquid hemostat, and the CELLPAKER plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the VITAGEL territory to include the European Union (“EU”) and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Effective September 30, 2005, we entered into an amendment to the agreement necessary to transition the manufacture of the products and accessories from Angiotech to us. In addition, the amendment changed the royalty rate payable by us to Angiotech and modified the method for calculating net sales of such products. Angiotech decided to cease to manufacture VITAGEL and CELLPAKER by November 2005; therefore, in October 2005, we purchased all available existing products, accessories and work-in-process from Angiotech for $1,800,000. On June 16, 2006, we obtained pre-market approval (“PMA”) from the FDA to market VITAGEL. This PMA permits us to sell VITAGEL manufactured at our Malvern, Pennsylvania facility. After receiving the PMA, we started manufacturing VITAGEL in early July 2006 and expect to have available for sale in August 2006 product first manufactured since obtaining the PMA. In addition, we had previously manufactured under the PMA three lots of VITAGEL that became available for sale in late June 2006. In August 2006, we submitted to the FDA a PMA supplement for the CELLPAKER system. FDA approval of the PMA supplement, if obtained, would allow us to sell CELLPAKER product that is manufactured at our subcontractor’s facility.

On March 20, 2006, we entered into a License Agreement with Angiotech pursuant to which Angiotech licenses VITAGEL Surgical Hemostat products and the CELLPAKER plasma collection system to us and we assume manufacturing responsibility for these products. The June 2004 Distribution Agreement described above served as the basis for the establishment of the License Agreement and, upon completion of the sale of the VITAGEL and CELLPAKER products in inventory, which we purchased from Angiotech in the second half of 2005, the June 2004 Distribution Agreement will terminate and the License Agreement will represent the sole agreement governing the relationship between the parties. Under the License Agreement, we have the exclusive right to manufacture, and the exclusive right to sell, VITAGEL products throughout the world for orthopedic indications, and the non-exclusive right to manufacture, and the non-exclusive right to sell, CELLPAKER products throughout the world. Beginning in 2007, the License Agreement provides for co-exclusive rights outside the orthopedic field to Angiotech that permits Angiotech to distribute an Angiotech-branded VITAGEL product. Under the License Agreement, we are subject to minimum sales quotas and must make royalty payments based on a share of all revenue we receive from net sales of VITAGEL and CELLPAKER products that we manufacture. The License Agreement is effective as of January 1, 2006 and expires on December 31, 2014.

During the six months ended June 30, 2006 and 2005, we purchased $57,371 and $875,675 of product inventory, respectively, from Angiotech. As of June 30, 2006, we owed Angiotech $253,567 for royalties, which is included in accounts payable and other accrued expenses on the Consolidated Balance Sheet. All product royalty expense payable to Angiotech is included in cost of sales on the Consolidated Statements of Operations as we recognize product sales revenue from our customers.

10. RELATED-PARTY TRANSACTIONS

Agreement with Angiotech (see Note 9).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, regulatory approval, demand and market acceptance of our products, the adequacy of inventory, timing, patient enrollment and expected results of our CORTOSS pivotal clinical trial in the U.S., capital expenditures, future liquidity, uses of cash, expected sales product mix and related margins, equity compensation expense, the development of our sales network, the cost to expand our manufacturing and operating facilities, our ability to manage our manufacturing facilities, our ability to obtain approval to manufacture CELLPAKER, our ability to satisfy financial covenants in our revenue interest agreement and other lending agreements, our ability to raise capital as needed, development costs for existing and new products, changes in market interest and foreign currency exchange rates, fluctuations in our stock price, and the other risk factors addressed in ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risks Related to Our Business” section of our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market, and VITAGEL™, which is a hemostatic agent. Our longer-term U.S. clinical program is focused on our internally developed CORTOSS® Synthetic Cortical Bone technology platform, which is primarily designed for injections in osteoporotic spines to treat vertebral compression fractures. In addition, we employ in-house research and development to create new biomaterial technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) and Angiotech Pharmaceuticals, Inc. (an 11% shareholder of the Company and collectively with its affiliates, “Angiotech”) to develop and/or market novel synthetic-based biomaterial products and continue to pursue similar relationships with other leaders in biomaterials.

We believe our existing cash, cash equivalents, and investments of $19,254,178 as of June 30, 2006 will be sufficient to meet our estimated operating and investing requirements into the second quarter of 2007. We intend to seek additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings. If adequate financing is not available, we will be required to delay, scale back or eliminate certain operations and do not expect to remain compliant with certain financial covenants during the second quarter of 2007.

Product sales for the three months ended June 30, 2006 increased 32% to $11,180,400, as compared to $8,470,111 for the same period in 2005. Product sales for the six months ended June 30, 2006 increased 34% to $21,997,356, as compared to $16,355,848 for the same period in 2005. Sales growth for the reported periods was primarily attributable to increased sales of our VITOSS® FOAM and VITAGELTM product portfolios in the U.S. as we further develop our U.S. field sales network. Approximately 19% and 18% of our product sales during the three and six months ended June 30, 2006, respectively, were from our VITOSS FOAM Pack product introduced during the third quarter of 2005. Approximately 61% and 60% of our product sales during the three and six months ended June 30, 2006, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey Nash Corporation, which includes VITOSS FOAM Pack, as compared to approximately 58% of our product sales during each of the three and six months ended June 30, 2005. Additionally, VITAGEL, which was launched at the start of 2005, contributed approximately 17% and 16% of product sales for the three and six months ended June 30, 2006, respectively, as compared to approximately 8% and 7% during the three and six months ended June 30, 2005, respectively.

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products based upon our VITOSS platform. The new products developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any co-developed, approved or cleared product for seven years from first commercial sale of the first co-developed product and we will market and sell the product worldwide. In March 2005, the March 2003 agreement was extended until February 2014. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received FDA 510(k) clearance for the first jointly developed product platform, VITOSS FOAM, and we commenced sales of the first of several product configurations under the VITOSS FOAM product platform during February 2004. In February 2005, we expanded our existing relationship with Kensey and agreed to pursue co-development of soft tissue repair products for orthopedics. Similar to the terms of the original agreement signed in March 2003, Kensey will manufacture any new co-developed soft tissue products and we will market and sell the products worldwide, with Kensey receiving a royalty on net sales of the products.

In June 2004, we entered into a Distribution Agreement with Angiotech for CoStasis (which we re-branded as VITAGEL Surgical Hemostat), a composite liquid hemostat, and the CELLPAKER plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the VITAGEL territory to include the European Union (“EU”) and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Effective September 30, 2005, we entered into an amendment to the agreement necessary to transition the manufacture of the products and accessories from Angiotech to us. In addition, the amendment changed the royalty rate payable by us to Angiotech and modified the method for calculating net sales of such products. Angiotech decided to cease to manufacture VITAGEL and CELLPAKER by November 2005; therefore, in October 2005, we purchased all available existing products, accessories and work-in-process from Angiotech for $1,800,000. On June 16, 2006, we obtained pre-market approval (“PMA”) from the FDA to market VITAGEL. This PMA permits us to sell VITAGEL manufactured at our Malvern, Pennsylvania facility. After receiving the PMA, we started manufacturing VITAGEL in early July 2006 and expect to have available for sale in August 2006 product first manufactured since receipt of the PMA. In addition, we had previously manufactured under the PMA three lots of VITAGEL that became available for sale in late June 2006. In August 2006, we submitted to the FDA a PMA supplement for the CELLPAKER system. FDA approval of the PMA supplement, if obtained, would allow us to sell CELLPAKER product that is manufactured at our subcontractor’s facility.

On March 20, 2006, we entered into a License Agreement with Angiotech pursuant to which Angiotech licenses VITAGEL Surgical Hemostat products and the CELLPAKER plasma collection system to us and we assume manufacturing responsibility for these products. The June 2004 Distribution Agreement described above served as the basis for the establishment of the License Agreement and, upon completion of the sale of the VITAGEL and CELLPAKER products in inventory, which we purchased from Angiotech in the second half of 2005, the June 2004 Distribution Agreement will terminate and the License Agreement will represent the sole agreement governing the relationship between the parties. Under the License Agreement, we have the exclusive right to manufacture, and the exclusive right to sell, VITAGEL products throughout the world for orthopedic indications, and the non-exclusive right to manufacture, and the non-exclusive right to sell, CELLPAKER products throughout the world. Beginning in 2007, the License Agreement provides co-exclusive rights outside of the orthopedic field to Angiotech that permits Angiotech to distribute an Angiotech-branded VITAGEL product. Under the License Agreement, we are subject to minimum sales quotas and must make royalty payments based on a share of all revenue we receive from net sales of VITAGEL and CELLPAKER products that we manufacture. The License Agreement is effective as of January 1, 2006 and expires on December 31, 2014.

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

Accounting for Stock Options Issued to Employees and Non-employees

We have granted and continue to grant options to purchase common stock to non-employee consultants as compensation for services rendered. These options are fully vested on the date of the grant. Upon adoption of SFAS No. 123R effective as of January 1, 2006, during the service and vesting period, these options are accounted for under SFAS No. 123R. However, once the service period terminates, these options are then accounted for under Emerging Issues Task Force No. 00-19, “Accounting for Derivative Instruments” (“EITF No. 00-19”), from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. As a result, we are required to reclassify from equity to liabilities the aggregate Black-Scholes value of our fully-vested non-employee consultant stock options which are currently outstanding. In addition, we are required to record a fair market value adjustment at the end of each quarter for the change in the Black-Scholes value of our fully-vested non-employee consultant stock options outstanding. As of June 30, 2006, our non-employee consultants held fully-vested stock options to purchase 896,748 shares of our Common Stock, at an average exercise price of $3.59 per share and an average remaining term of approximately five years.

Our stock price may be volatile and will fluctuate. Since we cannot determine our stock price at the end of future quarters, we cannot estimate the impact of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Results of Operations in the future. An increase to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, may result in an increase to the liability recorded to our Consolidated Balance Sheet and an increase to operating expenses recorded in our Consolidated Statements of Operations. Conversely, a decrease to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, may have the opposite effect. Additionally, any subsequent changes to the assumptions used in the Black-Scholes model to estimate the fair value of these non-employee consultant options will impact the effect of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Results of Operations.

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Trust, which provided for the payment of revenue interest to Royalty Trust. The revenue interest obligation has been accounted for in accordance with the guidelines set forth in EITF No. 88-18, “Sales of Future Revenues.” The products that are subject to the revenue interest agreement have been approved and launched at various times over the last four years or are still under development. For these reasons, as of June 30, 2006, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense in accordance with EITF No. 88-18 for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $289,976 and $566,188 has been recorded for the three and six months ended June 30, 2006, respectively, as compared to $242,431 and $481,861 for the three and six months ended June 30, 2005, respectively.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our stock. Cash, cash equivalents and investments were $19,254,178 and $27,672,221 at June 30, 2006 and December 31, 2005, respectively.

Net cash used in operating activities

Operating Cash Inflows

Operating cash inflows for the six months ended June 30, 2006 and 2005 were derived primarily from VITOSS, VITAGEL, and IMBIBE Bone Marrow Aspirate and Delivery Device product sales in the U.S. and from VITOSS, CORTOSS and ALIQUOT Micro Delivery System product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and investments.

Operating Cash Outflows

Our operating cash outflows for the six months ended June 30, 2006 were primarily used to fund operations and include (i) net payment of our contractually required advance payment of $1,139,000 to Royalty Trust, (ii) vendor payments for VITAGEL inventories purchased during the fourth quarter of 2005, (iii) headcount related costs to expand our field sales team, and (iv) expenses related to our clinical trial in the U.S. for CORTOSS.

Our operating cash outflows for the six months ended June 30, 2005 were primarily used to fund operations, and included (i) an increase in inventories in order to support product sales (ii) payment of sales commissions on growing product sales, and (iii) payment of the contractually required advance payment of $1,600,000 to Paul Royalty.

Operating Cash Flow Requirements Outlook

We expect to continue to focus our efforts on sales growth under our VITOSS, VITAGEL and IMBIBE product platforms for 2006. We launched VITOSS Cancellous Chips and the VITAGEL Spray Set during the first quarter of 2006. In an effort to further increase sales of our new VITOSS and VITAGEL product lines in future quarters, we intend to add direct sales representatives to our organization for those territories in the U.S. where we either do not currently have independent sales agency coverage or the territory is underserved. In addition, we intend to use operating cash on the collection and publication of VITOSS post-clinical data for marketing and sales purposes, and on the expansion of our facilities and manufacturing capability.

Additionally, we expect to continue to use cash, cash equivalents and investments during 2006 in operating activities associated with clinical trials in the U.S. for CORTOSS, research and development, and product development for our VITOSS and IMBIBE product lines and any structural device platform. We expect to incur approximately $2.5 million in external costs through 2008 in the execution of the CORTOSS pivotal clinical study in the U.S. The timing of such expense is largely dependent upon the rate of patient enrollment in the study, which achieved 75% patient enrollment as of August 3, 2006. While the research & development expense associated with the pivotal U.S. CORTOSS clinical study increased as a result of additional patient enrollment during the three and six month periods ended June 30, 2006, we expect the expense for this clinical program to decrease significantly after the submission, if any, of an application to the FDA for approval to market CORTOSS for vertebral augmentation using the vertebroplasty surgical technique. However, the overall level of our research & development expense in future periods will depend upon the development status and costs of products currently in our pipeline and any new products that we may determine to pursue.

Our operating cash flow requirements are heavily dependent upon the timing of receipt of FDA 510(k) clearance for new product lines, the timing of inventory builds to support product launches and related inventory valuations, the timing of subsequent launches and acceptance of our new product lines, the rate at which we add new direct sales representatives and the rate at which our field sales network generates sales in their respective territories. Accordingly, for 2006, our operating cash flow requirements may still be subjected to quarterly volatility, up or down. Until such time that sales levels are sufficient to sustain operations, if ever, we expect to continue to use cash, cash equivalents and investments to fund operating activities.

Agreement with Kensey. Approximately 61% and 60% of our product sales during the three and six months ended June 30, 2006, respectively, were from products based upon our VITOSS FOAM product platform co-developed with Kensey. As of June 30, 2006 and December 31, 2005, we owed Kensey $1,643,856 and $1,323,595, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Agreement with Angiotech. VITAGEL contributed approximately 17% and 16% of product sales for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, we owed Angiotech $253,567 for royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheet.

Revenue Interest. The revenue interest agreement provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and any structural bioactive device developed, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum rate of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. As a result of this provision, during 2005 and the three and six months ended June 30, 2006, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In February 2005, the revenue interest agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust in 2005, $989,287 was earned in 2005 and the balance of $610,713 was included in prepaid revenue interest expense on the accompanying Consolidated Balance Sheet as of December 31, 2005, and was repaid to us in April of 2006. In December 2005, the revenue interest agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. The amount of the advance payment remains $3,000,000 in each of the years 2007 through 2016. While we believe that we will have sufficient cash at the end of 2006 to make the required $3,000,000 advance payment to Royalty Trust during 2007, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2008 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year. Unlike in years prior to 2006, during 2006 the refund of the remaining balance of the prepaid revenue interest expense from the prior year was received during the second quarter as opposed to the first quarter of the subsequent year.

The products that are subject to the revenue interest agreement have been approved and launched at various times over the last four years or are still under development. For these reasons, as of June 30, 2006, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing.

As of June 30, 2006, we were in compliance with all financial covenants under the revenue interest agreement. However, if we fail to maintain certain specified balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of June 30, 2006, we would have owed Royalty Trust approximately $20,600,000. Our ability to remain in compliance with the financial covenants of the revenue interest agreement will depend on our ability to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings. If adequate financing is not available, we do not expect to remain compliant with the financial covenants of the revenue interest agreement during the second quarter of 2007.

Net cash provided by (used in) investing activities

Investing Cash Inflows

We received proceeds from the sale of investments of $13,035,000 and $11,990,000 during the six months ended June 30, 2006 and 2005, respectively.

Investing Cash Outflows

We have invested $541,609 and $687,668 for the six months ended June 30, 2006 and 2005, respectively, primarily for the purchase of equipment, leasehold improvements and research and development equipment in order to further expand our product development and manufacturing capabilities relating to VITAGEL and VITOSS.

Cash used for the purchase of investments was $3,240,205 and $5,277,385 during the six months ended June 30, 2006 and 2005, respectively.

Investing Cash Outlook -

We expect to spend approximately $1.6 million for leasehold improvements and capital equipment during the 2006 fiscal year. Of the $1.6 million, we anticipate spending approximately $1.1 million to renovate an additional 13,000 square feet of office space (see discussion below).

In March 2006, we entered into a lease for approximately 13,000 square feet of finished and unfinished space for a new office location in the Great Valley Corporate Center in Malvern, Pennsylvania. The initial term of the lease is six years and the initial annual base rent under the lease is approximately $116,500. We are currently renovating the new office location and expect to relocate our administrative personnel and headquarters there from another building within the same corporate center by the beginning of the fourth quarter of 2006. The Company expects to spend approximately $1.1 million in capital expenditures and moving costs during the third quarter of 2006 for the complete renovation and set-up of the new headquarters. Once we have relocated our administrative offices into the new building, we plan to expand our manufacturing capacity in 2007 at our existing manufacturing, research and development and administrative offices. We plan to finance the renovations and moving costs associated with the transition of our headquarters and other new capital investments through available cash on hand, notes payable and capital leases under an equipment line of credit.

Net cash used in financing activities

Financing Cash Inflows

During the six months ended June 30, 2006 and 2005, we received $416,809 and $149,747, respectively, from stock option and warrant exercises and purchases of Common Stock under our Employee Stock Purchase Plan.

Financing Cash Outflows

During the six months ended June 30, 2006 and 2005, we repaid $313,889 and $295,230, respectively, of capital lease obligations and notes payable.

Financing Requirements Outlook

We do not expect sales to generate cash flow in excess of operating expenses for at least the next two years, if ever. Until such sales levels are achieved, we expect to continue to use cash, cash equivalents, and investments to fund operating and investing activities. We believe our existing cash, cash equivalents, and investments of $19,254,178 as of June 30, 2006, will be sufficient to meet our estimated operating and investing requirements into the second quarter of 2007. We intend to seek additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings.

We have an effective Form S-3 universal shelf registration statement filed with the Securities and Exchange Commission for the potential additional issuance of up to approximately $40 million of our securities. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be more favorable to the new investors than the terms obtained by our existing shareholders. These financings also may significantly dilute the ownership of existing shareholders. If we raise additional capital by accessing debt markets, the terms of these financings may require liens on certain of our assets that may limit our flexibility. Additional equity or debt financing, however, may not be available on acceptable terms from any source. If adequate financing is not available, we will be required to delay, scale back or eliminate certain operations and do not expect to remain compliant with certain financial covenants during the second quarter of 2007.

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

Contractual Obligation and Commercial Commitments

We lease office space and equipment under non-cancelable operating leases. During the six months ended June 30, 2006, we entered into a 75 month lease for additional office space which commenced June 1, 2006 and terminates July 2012, and extended an existing office space lease from October 2007 until July 2012. As of June 30, 2006, future minimum rental payments under operating leases, which include the additional office space lease and lease extension described above, are as follows:

2006	$369,606
2007	633,649
2008	647,832
2009	648,336
2010	647,969
2011 and thereafter	1,054,154

$4,001,546

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the future as we continue our product development and sales efforts.

Product Sales. Product sales for the three months ended June 30, 2006 increased 32% to $11,180,400, as compared to $8,470,111 for the same period in 2005. Product sales for the six months ended June 30, 2006 increased 34% to $21,997,356, as compared to $16,355,848 for the same period in 2005. Sales growth for the reported periods was primarily attributable to increased sales of our VITOSS® FOAM and VITAGELTM product portfolios in the U.S. as we further develop our U.S. field sales network. Approximately 19% and 18% of our product sales during the three and six months ended June 30, 2006, respectively, were from our VITOSS FOAM Pack product introduced during the third quarter of 2005. Approximately 61% and 60% of our product sales during the three and six months ended June 30, 2006, respectively, were from products based upon our VITOSS FOAM platform, which includes VITOSS FOAM Pack, co-developed with Kensey Nash Corporation as compared to approximately 58% of our product sales during each of the three and six months ended June 30, 2005. Additionally, VITAGEL, which was launched at the start of 2005, contributed approximately 17% and 16% of product sales for the three and six months ended June 30, 2006, respectively, as compared to approximately 8% and 7% during the three and six months ended June 30, 2005, respectively. For each of the three and six months ended June 30, 2006, 92% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBETM. For each of the three and six months ended June 30, 2005, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL, and IMBIBE. The remaining sales, during both periods in 2006 and 2005, were a result of VITOSS, CORTOSS® and ALIQUOTTM sales outside the U.S., primarily in Europe.

Gross profit for the three and six months ended June 30, 2006 was $6,781,905 and $14,087,686, respectively. As a percentage of sales, gross profit was 61% and 64% for three and six months ended June 30, 2006, respectively. Gross profit for the three and six months ended June 30, 2005 was $5,621,931 and $11,010,785, respectively. As a percentage of sales, gross profit was 66% and 67% for the three and six months ended June 30, 2005, respectively. The lower gross profit percentage for 2006 primarily reflects the shift in product mix toward VITAGEL product sales, which have a lower gross profit as compared to our other products. Accordingly, our gross profit margins may fluctuate from quarter to quarter.

Operating expenses for the three months ended June 30, 2006 and 2005 were $12,110,058 and $8,303,772, respectively, which represents a 46% increase in operating expenses as compared to a 32% increase in product sales for the quarter. Operating expenses for the three months ended June 30, 2006 include non-cash net compensation expense of $403,160 related to stock option accounting. These non-cash charges are equivalent to 4% of product sales for the three month period. For the six months ended June 30, 2006 and 2005, operating expenses were $23,268,068 and $16,485,908, respectively, which represents a 41% increase in operating expenses as compared to a 34% increase in product sales for the six month period. Operating expenses for the six months ended June 30, 2006 include non-cash compensation expense of $893,481 related to stock option accounting. These non-cash charges are equivalent to 4% of product sales for the six month period.

General & administrative expenses for the three months ended June 30, 2006 increased 32% to $2,234,109 from $1,696,879 for the same period in 2005, primarily due to increased headcount, audit related costs and information technology infrastructure related expenses. General & administrative expenses were equivalent to 20% of product sales for both the three month periods ended June 30, 2006 and 2005. General & administrative expenses for the six months ended June 30, 2006 increased 27% to $4,339,889 from $3,413,196 for the same period in 2005, primarily due to increased headcount, general legal expenses, audit related costs and information technology infrastructure related expenses. General & administrative expenses were equivalent to 20% and 21% of product sales for the six months ended June 30, 2006 and 2005, respectively.

Selling & marketing expenses were $7,056,169 for the three months ended June 30, 2006, a 44% increase from $4,893,452 for the three months ended June 30, 2005. Selling & marketing expenses were equivalent to 63% and 58% of product sales for the three month periods ended June 30, 2006 and 2005, respectively. Selling & marketing expenses were $14,003,196 for the six months ended June 30, 2006, a 40% increase from $9,979,846 for the six months ended June 30, 2005. Selling & marketing expenses were equivalent to 64% and 61% of product sales for the six month periods ended June 30, 2006 and 2005, respectively. Selling and marketing expenses increased for the three and six months ended June 30, 2006 primarily due to higher salary and benefit costs incurred by expanding our field sales team from 35 employees at June 30, 2005 to 69 employees at June 30, 2006 in order to support the growth of U.S product sales, as well as higher commissions paid in the U.S. as a result of increased product sales in 2006.

Research & development expenses increased to $2,819,780 for the three months ended June 30, 2006 from $1,713,441 for the same period in 2005. Research & development expenses were equivalent to 25% and 20%, respectively, of product sales for the three months ended June 30, 2006 and 2005. Research & development expenses increased to $4,924,983 for the six months ended June 30, 2006 from $3,092,866 for the same period in 2005. Research & development expenses were equivalent to 22% and 19%, respectively, of product sales for the six months ended June 30, 2006 and 2005. The increase for both the three and six month periods ended June 30, 2006 was primarily due to costs associated with our VITAGEL product development and our CORTOSS product development and U.S. clinical trial.

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. For the three months ended June 30, 2006 and 2005, net other expense was $132,490 and $59,662, respectively. The increase in net other expense for the three month period is primarily a result of increased revenue interest expense and lower interest income partially offset by lower interest expense. For the six months ended June 30, 2006 and 2005, net other expense was $207,890 and $155,916, respectively. The increase in net other expense for the six month period is primarily a result of increased revenue interest expense and lower interest income partially offset by lower interest expense.

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

As of June 30, 2006 and December 31, 2005, our total exposure to foreign currency risk in U.S. dollar terms was approximately $1,700,000, and $2,100,000, or 4.0% of our total assets, respectively. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $170,000 at June 30, 2006 and $210,000 at December 31, 2005.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of June 30, 2006 and December 31, 2005, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2006 are not functioning effectively due to the material weakness in internal control over financial reporting described below to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

•	We implemented a monthly physical inventory cycle count program during March 2006 to identify book to physical inventory differences, if any, on a timely basis.

•	We realigned job responsibilities and staffing to effectively manage the physical inventory count and compilation of inventory.

•	Physical inventory procedures have been reviewed as of June 30, 2006 and additional training will be provided to counters and management prior to the taking of each physical inventory.

•	During the second quarter of 2006, we implemented certain functionality within our automated inventory system controls to provide greater accuracy over physical inventory locations within our warehouse.

There were no additional changes in the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, as updated by the risk factors set forth below.

Our plan to assume manufacturing of products licensed from Angiotech may not be successful or timely, and the failure or delay to receive FDA approval to manufacture CELLPAKER could negatively affect our sales and market share for VITAGEL and CELLPAKER.

Pursuant to our Distribution Agreement with Angiotech, as amended, Angiotech’s obligation to manufacture VITAGEL and CELLPAKER products for us ended in November 2005, and we agreed to assume full manufacturing of these products once we receive the requisite approval from the FDA. We received approval to manufacture VITAGEL in June 2006. In August 2006, we submitted to the FDA a PMA supplement for the CELLPAKER system. FDA approval of the PMA supplement, if obtained, would allow us to sell CELLPAKER product that is manufactured at our subcontractor’s facility. There is no assurance that we will receive any such approval prior to running out of the limited quantity of CELLPAKER product we purchased from Angiotech prior to Angiotech shutting down its manufacturing facility in November 2005. We may not have sufficient inventory of CELLPAKER after 2006 to support customer demand. Moreover, a delay or inability to sell CELLPAKER manufactured by our subcontractor prior to the exhaustion of our existing CELLPAKER inventory could affect our sales of VITAGEL, which is approved for use only in conjunction with CELLPAKER. If we are unable to supply CELLPAKER inventory for a period of time, our customers may seek alternative products and we may lose market share for VITAGEL and CELLPAKER. Further, there is no assurance that we will regain any VITAGEL or CELLPAKER market share that may be lost. Finally, even if FDA approval for CELLPAKER is obtained, there is no assurance that we will be able to comply with FDA regulatory requirements to continue to manufacture CELLPAKER, which could result in delay or inability to sell CELLPAKER and VITAGEL.

If we do not manage commercial scale manufacturing capability and capacity for our products in compliance with regulatory requirements and in a cost-effective manner, our product sales may suffer.

Our VITOSS Bone Graft Substitute, VITAGEL Surgical Hemostat, and CORTOSS Synthetic Cortical Bone manufacturing facilities produce commercial products and are currently certified as meeting the requirements of ISO 9001: 2000 and European Norm 13485 for the period July 1, 2006 through July 1, 2009, and are subject to inspection by the FDA for compliance with FDA device manufacture requirements. We are currently seeking FDA approval to sell CELLPAKER manufactured at our subcontractor’s facility. In addition to the need for regulatory approval in the U.S. for CORTOSS, in order to commercialize CORTOSS in the U.S., its manufacturing facility and quality assurance system must first pass inspection by the FDA.

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

ITEM 5. OTHER INFORMATION

In July 2006, our Board of Directors determined that each of Douglas Low, Senior Vice President, European Operations, and Donald Scanlan, Senior Vice President, Marketing, Product Development and Post Market Clinical Studies, satisfied the definition of an “executive officer” of the Company, as such term is defined in rules promulgated under the Securities and Exchange Act of 1934, as amended. The Board had previously determined that Christopher Smith, our Senior Vice President, U.S. Sales, satisfied this definition of an “executive officer.” Accordingly, the employment agreement that the Company entered into with Mr. Low upon commencement of his employment in September 2001, and a summary of the employment arrangements for each of Messrs. Scanlan and Smith, are attached as exhibits to this Quarterly Report on Form 10-Q. The Company has not entered into written employment agreements with Mr. Scanlan or Mr. Smith. Biographical information for Mr. Smith may be found in our annual meeting proxy statement filed on May 1, 2006 with the Securities and Exchange Commission. Biographical information for each of Messrs. Low and Scanlan is set forth below.

Name	Business Experience	Age
Douglas Low	Mr. Low has served as Senior Vice President, European Operations since April 2006, after serving as Vice President, European Operations since May 2002. Mr. Low served as Director of European Operations from December 2001 to May 2002, and as Director of Marketing for the Company’s European operations from September 2001 to December 2001. Mr. Low has over 14 years of experience in the healthcare industry. Prior to joining the Company, Mr. Low held senior marketing positions at both Stryker Howmedica and DePuy, a Johnson & Johnson company, where he was responsible for the International Knee Business Unit. Mr.Low graduated in 1981 with a combined Bachelor of Arts degree in Economics and Marketing from the University of Strathclyde, Glasgow.	45

Donald Scanlan	Mr. Scanlan has been the Company’s Senior Vice President, Marketing, Product Development and Post Market Clinical Studies since April 2006 after serving as Vice President, Marketing since November 2004. From May 2001 to October 2004, Mr. Scanlan was owner and principal of Scanlan Surgical, LLC, an independent distributor agency representing a full line of biomaterials and other products for surgical customers throughout Eastern Pennsylvania, Southern New Jersey and Delaware. From 1991 to 1999, Mr. Scanlan was a spinal sales specialist for Sofamor Danek (now Medtronic Sofamor Danek). Mr. Scanlan has a Bachelor of Arts degree in Political Science from Temple University.	55

ITEM 6. EXHIBITS

Exhibit 10.1	Employment Arrangement with Christopher Smith

Exhibit 10.2	Employment Agreement, dated August 18, 2001, between the Company and Douglas Low

Exhibit 10.3	Employment Arrangement with Donald Scanlan

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

August 9, 2006	By:	/s/ ANTONY KOBLISH
Antony Koblish Chief Executive Officer and President (Principal executive officer)

August 9, 2006	By:	/s/ JOSEPH M. PAIVA
Joseph M. Paiva Chief Financial Officer (Principal financial and accounting officer)