Form 10-Q
period 2006-09-30
ORTHOVITA INC
filed 2006-11-09
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to             .

Commission File Number 0-24517

ORTHOVITA, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2694857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Great Valley Parkway, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (610) 640-1775

45 Great Valley Parkway

Malvern, PA 19355

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

Outstanding as of November 8, 2006

Common Stock, par value $.01

52,465,462 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,129,540	$8,834,694
Short-term investments	7,502,434	15,830,747
Accounts receivable, net of allowance for doubtful accounts of $140,925 and $123,595, respectively	7,087,988	6,224,064
Inventories	10,474,537	11,923,351
Prepaid revenue interest expense	902,839	610,713
Other current assets	224,114	389,886

Total current assets	34,321,452	43,813,455

Property and equipment, net	5,435,715	5,031,659
Long-term investments	—	3,006,780
Other assets	380,048	484,135

Total assets	$40,137,215	$52,336,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$711,216	$596,233
Current portion of capital lease obligations	89,562	50,882
Accounts payable	3,243,409	4,279,847
Accrued compensation and related expenses	1,538,469	1,410,996
Other accrued expenses	3,246,187	2,784,734

Total current liabilities	8,828,843	9,122,692

LONG-TERM LIABILITIES:
Notes payable	1,505,645	1,403,282
Capital lease obligation	278,200	83,255
Other long-term liabilities	196,967	183,444
Revenue interest obligation	7,167,700	7,167,700
Derivative liability associated with non-employee stock options	1,699,406	—

Total long-term liabilities	10,847,918	8,837,681

Total liabilities	19,676,761	17,960,373

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000,000 shares authorized, 52,465,462 and 52,292,426 shares issued and outstanding, respectively	524,655	522,924
Additional paid-in capital	151,700,129	152,255,403
Deferred compensation	—	(80,991)
Accumulated deficit	(131,696,875)	(118,574,135)
Accumulated other comprehensive income (loss)	(67,455)	252,455

Total shareholders’ equity	20,460,454	34,375,656

Total liabilities and shareholders’ equity	$40,137,215	$52,336,029

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
PRODUCT SALES	$11,023,407	$8,352,219	$33,020,763	$24,708,067
COST OF SALES	4,255,738	3,652,938	12,165,408	8,998,001

GROSS PROFIT	6,767,669	4,699,281	20,855,355	15,710,066

OPERATING EXPENSES:
General and administrative	2,222,858	1,616,759	6,562,747	5,029,955
Selling and marketing	6,370,893	5,148,091	20,374,089	15,127,937
Research and development	1,751,927	2,230,055	6,676,910	5,322,921

Total operating expenses	10,345,678	8,994,905	33,613,746	25,480,813

OPERATING LOSS	(3,578,009)	(4,295,624)	(12,758,391)	(9,770,747)

INTEREST EXPENSE	(68,537)	(64,501)	(177,243)	(292,286)
REVENUE INTEREST EXPENSE	(280,973)	(235,527)	(847,161)	(717,388)
INTEREST INCOME	193,051	174,691	660,055	728,421

NET LOSS	$(3,734,468)	$(4,420,961)	$(13,122,740)	$(10,052,000)

NET LOSS PER SHARE, BASIC AND DILUTED	$(.07)	$(.09)	$(.25)	$(.21)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	52,427,696	47,922,270	52,375,425	47,876,558

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(13,122,740)	$(10,052,000)
Adjustments to reconcile net loss to net cash used in operating activities - Depreciation and amortization	1,094,127	1,157,822
Amortization of deferred compensation	17,998	4,500
Compensation expense related to stock options	1,289,094	—
Change in fair value of derivative liability associated with non-employee stock options	(655,826)	—
Common stock and common stock options issued for services rendered	125,359	135,795
Loss on disposal of property and equipment	—	35,755
(Increase) decrease in -
Accounts receivable	(863,924)	(482,438)
Inventories	1,448,814	(1,774,468)
Prepaid revenue interest expense	(292,126)	(620,458)
Other current assets	165,772	233,407
Other assets	15,185	(187,413)
Increase (decrease) in -
Accounts payable	(1,036,438)	878,940
Accrued compensation and related expenses	127,473	(24,844)
Other accrued expenses	461,453	357,516
Other long-term liabilities	13,523	15,525

Net cash used in operating activities	(11,212,256)	(10,322,361)

INVESTING ACTIVITIES:
Purchases of investments	(8,215,570)	(7,545,853)
Proceeds from sale of investments	19,625,000	16,740,000
Proceeds from sale of property and equipment	3,179	—
Purchases of property and equipment	(1,179,011)	(1,099,064)

Net cash provided by investing activities	10,233,598	8,095,083

FINANCING ACTIVITIES:
Repayment of notes payable	(466,604)	(387,849)
Proceeds from notes payable	683,950	781,086
Repayments of capital lease obligations	(48,211)	(22,647)
Costs associated with sale of common stock	(27,989)	—
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	478,218	276,208

Net cash provided by financing activities	619,364	646,798

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(345,860)	(271,669)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(705,154)	(1,852,149)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,834,694	9,831,544

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,129,540	$7,979,395

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

We are a spine and orthopedic biosurgery company with proprietary biomaterials and biologic technologies for the development and commercialization of synthetic, biologically active, tissue engineering products. We develop and market synthetic-based biomaterial products for use in spine surgery, the repair of fractures and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. We also market products which complement our biomaterials platforms.

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market by offering synthetic alternatives to the use of autograft or cadaver-based bone material, and VITAGEL™, which is a hemostatic agent. Our longer-term U.S. clinical program is focused on our internally developed CORTOSS® Synthetic Cortical Bone technology platform, which is primarily designed for injections in osteoporotic spines to treat vertebral compression fractures. In addition, we employ in-house research and development in support of biomaterial and biologic technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) to develop and commercialize synthetic-based biomaterial products, we market VITAGEL under a license granted by Angiotech Pharmaceuticals, Inc. (an 11% shareholder of the Company and collectively with its affiliates, “Angiotech”), and we continue to pursue similar relationships with other biomaterials companies.

We believe our existing cash, cash equivalents, and investments of $15,631,974 as of September 30, 2006 will be sufficient to meet our estimated operating and investing requirements into the second quarter of 2007. We intend to seek additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings. If adequate financing is not obtained, we will be required to delay, scale back or eliminate certain operations and expect that, commencing in the second quarter of 2007, we will not be in compliance with certain financial covenants (see Note 5). If adequate financing is not obtained, the amount of our unrestricted cash in the fourth quarter of 2006 may fall below the minimum amount required under our equipment line of credit and, as required by its terms, we will need to obtain a $555,000 letter of credit to secure our obligations and remain in compliance with the covenants under our equipment line of credit.

Basis of Presentation

The preparation of the consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and assumptions as the basis for making estimates. Actual results could differ from those estimates. Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2005. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc. and our wholly-owned subsidiaries. We have eliminated all intercompany balances in consolidation.

Net Loss Per Common Share

Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period.

On June 27, 2003, the shares of Series A Preferred Stock then outstanding became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock. These provisions limit the number of shares of Series A Preferred Stock that automatically convert until such time as the beneficial ownership limitations applicable to certain shareholders allow such conversion. As of March 31, 2005, 117 shares of outstanding Series A Preferred Stock were assumed converted into 685,816 shares of Common Stock for the basic and diluted net loss per common share calculation. In May 2005, these shares automatically converted into Common Stock when the beneficial ownership limitation lapsed. As of September 30, 2006 and December 31, 2005, no Preferred Stock was outstanding.

Common Stock options and warrants to purchase 8,695,530 and 7,716,321 shares were excluded from our computation of diluted net loss per common share for the three and nine months ended September 30, 2006 and 2005, respectively, since they were anti-dilutive due to our losses.

Accounting for Stock Options Issued to Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” (“SFAS No. 123R”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard was January 1, 2006 for the Company. Under SFAS No. 123R, we are required to expense stock options in our Consolidated Statements of Operations. We have selected the Black-Scholes option-pricing model, on a modified prospective transition method, as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes the remaining compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. These amounts are being amortized based upon a graded vesting schedule in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation expense for all stock-based compensation awards granted to employees subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and amortized on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from the adoption of SFAS No. 123R included in our Consolidated Statements of Operations for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
OPERATING EXPENSES:
General and administrative	$215,258	$506,719
Selling and marketing	146,460	439,404
Research and development	112,456	342,971

Total operating expenses	$474,174	$1,289,094

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

The following table presents the pro forma disclosure under SFAS No. 123 for the period prior to the adoption of SFAS No. 123R. The pro forma net loss reflects the fair value method applied to all outstanding and unvested stock option grants to employees during the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
As reported	$(4,420,961)	$(10,052,000)
Stock-based employee compensation expense included in reported net loss	4,500	4,500

Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(765,293)	(2,233,662)

Pro forma	$(5,181,754)	$(12,281,162)

Basic and diluted net loss per share:
As reported	$(.09)	$(.21)

Pro forma	$(.11)	$(.26)

The fair value of stock-based awards for all outstanding and unvested stock option grants was estimated using the Black-Scholes fair value option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Weighted average fair value of options granted	$2.05	$3.08	$2.21	$2.91
Risk-free interest rate	5.00%	4.06%	4.92%	3.98%
Volatility	59%	81%	63%	81%
Dividend yield	0%	0%	0%	0%
Expected life	5 years	6 years	5 years	6 years

For the three and nine months ended September 30, 2006 and 2005, we calculated historical volatility based upon the daily closing prices of our Common Stock as quoted on the Nasdaq Global Market (“Nasdaq”) or Nasdaq Europe (for closing prices prior to August 2, 2000, our date of listing on Nasdaq) over a prior period having a term equal to the expected life of the stock options. The change in historical volatility for the three and nine months ended September 30, 2006 from the same periods in 2005 was primarily due to a decrease in the expected life of the options from 6 years for the three and nine months ended September 30, 2005 to 5 years for the three and nine months ended September 30, 2006.

Accounting for Stock Options Issued to Non-employees

During the nine months ended September 30, 2006, we granted options for the purchase of an aggregate 25,000 shares of Common Stock with various exercise prices to certain consultants in consideration for services. The $80,403 value of these options was included in selling and marketing expenses in our Consolidated Statements of Operations during the applicable period. Additionally, during the three and nine months ended September 30, 2006, we granted options for the purchase of an aggregate 5,000 shares and 15,000 shares of Common Stock with various exercise prices to certain consultants in consideration for services. The $13,058 and $44,956 respective values of these options were included in research and development expenses in our Consolidated Statements of Operations during the applicable periods. During the three and nine months ended September 30, 2005, we granted options for the purchase of an aggregate of 5,000 shares and 32,500 shares of Common Stock with various exercise prices to certain vendors in consideration for services. The $16,841 and $97,702 respective values of these options were included in selling and marketing expenses in our Consolidated Statements of Operations during the applicable periods. The stock options granted to non-employees during the three and nine months ended September 30, 2006 and 2005 were for services rendered, were fully vested on the date of grant and were valued using the Black-Scholes model (see Note 4).

We have granted options to purchase common stock to non-employee consultants as compensation for services rendered. These options are fully vested on the date of the grant. Upon adoption of SFAS No. 123R, during the service and vesting period, these options are accounted for under SFAS No. 123R. However, once the service period terminates, these options are then accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Instruments” (“EITF No. 00-19”), from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. Effective January 1, 2006, we reclassified from equity to liabilities the aggregate Black-Scholes value of our fully-vested non-employee consultant stock options which were outstanding as of January 1, 2006. In addition, we are required to record a fair value adjustment at the end of each quarter for the change in the Black-Scholes value of our fully-vested non-employee consultant stock options outstanding.

The following table sets forth the change in fair value of our fully vested non-employee consultant stock options outstanding included in our Consolidated Statements of Operations for the three and nine months ended September 30, 2006. The change in fair value is recorded as a reduction in expenses for the three and nine months ended September 30, 2006, as indicated below.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
OPERATING EXPENSES:
Selling and marketing	$(697,343)	$(618,782)
Research and development	(37,044)	(37,044)

Total operating expenses	$(734,387)	$(655,826)

Our stock price may be volatile and may fluctuate. Since we cannot determine what our stock price will be at the end of future quarters, we cannot estimate the impact of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Results of Operations in the future. An increase to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, may result in an increase to the liability recorded to our Consolidated Balance Sheet and an increase to operating expenses recorded in our Consolidated Statements of Operations. Conversely, a decrease to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, may have the opposite effect. Additionally, any subsequent changes to the assumptions used in the Black-Scholes model to estimate the fair value of these non-employee consultant options will impact the effect of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Results of Operations.

Supplemental Cash Flow Information

During the three and nine months ended September 30, 2006 and September 30, 2005, we granted stock options to certain consultants in consideration for various services. During the three and nine months ended September 30, 2006, we recorded a non-cash adjustment at the end of the applicable period for the change in the fair value of our fully-vested non-employee consultant stock options outstanding. See “Accounting for Stock Options Issued to Non-employees”, above, in this Note 1.

During the three and nine months ended September 30, 2006 and September 30, 2005, we made restricted stock awards to our non-employee directors in consideration of their services. During the nine months ended September 30, 2005, we issued shares of Common Stock pursuant to a clinical assessment agreement. See “Common Stock” in Note 7, below.

During the three and nine months ended September 30, 2006, in accordance with SFAS No. 123R, the Company recorded employee compensation expense of $474,174 and $1,289,094, respectively, for employee stock options vested during the three and nine months ended September 30, 2006 using the Black-Scholes model (see above).

Cash paid for interest expense for the three and nine months ended September 30, 2006 was $68,537 and $177,243, respectively. Cash paid for interest expense for the three and nine months ended September 30, 2005 was $64,501 and $292,286, respectively.

During the three and nine months ended September 30, 2006, we incurred capital lease obligations of $281,836. During the three and nine months ended September 30, 2005, we incurred capital lease obligations of $107,982.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of our Consolidated Balance Sheets. For the three and nine months ended September 30, 2006 and 2005, comprehensive loss was:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net loss	$(3,734,468)	$(4,420,961)	$(13,122,740)	$(10,052,000)
Unrealized gain on investments	10,162	13,663	25,950	7,703
Foreign currency translation	(103,848)	(67,719)	(345,860)	(271,669)

Total other comprehensive loss	(93,686)	(54,056)	(319,910)	(263,966)
Comprehensive loss	$(3,828,154)	$(4,475,017)	$(13,442,650)	$(10,315,966)

2. CASH, CASH EQUIVALENTS AND INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of September 30, 2006 and December 31, 2005, cash, cash equivalents and investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
As of September 30, 2006:
Cash and cash equivalents	$8,129,540	$—	$—	$8,129,540
Short-term investments: due in less than one year	7,497,288	5,146	—	7,502,434

	$15,626,828	$5,146	$—	$15,631,974

As of December 31, 2005:
Cash and cash equivalents	$8,834,694	$—	$—	$8,834,694
Short-term investments: due in less than one year	15,842,853	—	(12,106)	15,830,747
Long-term investments: due in one to two years	3,015,478	—	(8,698)	3,006,780

	$27,693,025	$—	$(20,804)	$27,672,221

Accretion income related to investments was $39,678 and $48,249 for the three and nine months ended September 30, 2006, respectively. Amortization expense related to the premium on purchased investments was $49,116 and $221,509 for the three and nine months September 30, 2005, respectively.

3. INVENTORIES:

As of September 30, 2006 and December 31, 2005, inventories consisted of the following:

	As of September 30, 2006	As of December 31, 2005
Raw materials	$797,964	$492,832
Work-in-process	4,226,424	4,977,824
Finished goods	5,450,149	6,452,695

	$10,474,537	$11,923,351

4. DERIVATIVE LIABILITY ASSOCIATED WITH NON-EMPLOYEE STOCK OPTIONS:

On January 1, 2006, we recorded the fair value of our outstanding non-employee consultant stock options as a reduction to additional paid in capital and an increase to our derivative liability in the amount of $2,267,086 (see Note 1). The table below summarizes the changes in our derivative liability associated with non-employee consultant stock options for the period from January 1, 2006 through September 30, 2006.

Balance as of January 1, 2006	$2,267,086

Fair value of fully vested non-employee consultant stock options issued during the nine months ended September 30, 2006	125,359

Fair value of non-employee consultant stock options exercised during the nine months ended September 30, 2006	(37,213)

Fair value adjustment as of September 30, 2006	(655,826)

Balance as of September 30, 2006	$1,699,406

The fair value of our derivative liability associated with non-employee consultant stock options was estimated using the Black-Scholes fair value option pricing model and was based on the closing price of our stock as quoted on Nasdaq on September 30, 2006, which was $3.49 per share, and the following weighted average assumptions as of September 30, 2006:

Weighted average fair value of options granted	$1.88
Risk-free interest rate	4.65%
Volatility	55%
Dividend yield	0%
Life	5 years

As of September 30, 2006, our non-employee consultants held fully-vested stock options to purchase 901,748 shares of our Common Stock, at an average exercise price of $3.57 per share and an average remaining term of approximately five years. We have classified this liability as non-current as management does not believe that it will need to be satisfied using current assets within the next twelve months.

5. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”), which provided for the payment of revenue interest to Royalty Trust. The revenue interest obligation has been accounted for in accordance with the guidelines set forth in EITF No. 88-18, “Sales of Future Revenues.”

The revenue interest agreement provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000, of certain of our products, including VITOSS, CORTOSS and any structural bioactive device developed, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. Since we failed to meet the specified annual net sales levels, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS during 2005 and the three and nine months ended September 30, 2006.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In February 2005, the revenue interest agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust in 2005, $989,287 was earned in 2005 and the balance of $610,713 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2005, and was repaid to us in April of 2006. In December 2005, the revenue interest agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. The amount of the advance payment remains $3,000,000 in each of the years 2007 through 2016. While we believe that we will have sufficient cash at the end of 2006 to make the required $3,000,000 advance payment to Royalty Trust during 2007, if we do not obtain additional funds through financings, we will not have sufficient cash to meet our advance payment obligation for 2008 and we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2009 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year.

The products that are subject to the revenue interest agreement have been approved and launched at various times over the last four years or are still under development. For these reasons, as of September 30, 2006, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have determined not to amortize any portion of the liability attributable to the revenue interest obligation, and we have charged and, for the foreseeable future, we will continue to charge, revenue interest expense in accordance with EITF No. 88-18 for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $280,973 and $847,161 has been recorded for the three and nine months ended September 30, 2006, respectively, as compared to $235,527 and $717,388 for the three and nine months ended September 30, 2005, respectively.

Our obligation to pay the revenue interest is secured by: (i) licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and RHAKOSS, in North America and Europe; (ii) the 12% royalty interest we pay to Vita Licensing, Inc., our wholly-owned subsidiary, on the sales of our products pursuant to a licensing arrangement; and (iii) the shares of Common Stock of Vita Special Purpose Corp. owned by Vita Licensing, Inc. If we default under our agreement with Royalty Trust, Vita Special Purpose Corp. cannot pay any dividends or make any distributions to us or Vita Licensing, Inc. As of September 30, 2006, we were in compliance with all financial covenants under the revenue interest agreement. However, if we fail to maintain certain specified balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of September 30, 2006, we would have owed Royalty Trust approximately $22,231,163. Our ability to remain in compliance with the financial covenants of the revenue interest agreement will depend on our ability to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings. If adequate financing is not obtained, we expect that, commencing in the second quarter of 2007, we will not be in compliance with the financial covenants of the revenue interest agreement.

6. OTHER ACCRUED EXPENSES:

As of September 30, 2006 and December 31, 2005, other accrued expenses consisted of the following:

	As of September 30, 2006	As of December 31, 2005
Commissions payable	$893,118	$890,801
Accrued professional fees	595,489	602,385
Royalties payable	331,195	368,345
Clinical study costs payable	317,677	196,669
Other	1,108,708	726,534

	$3,246,187	$2,784,734

7. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2005 through September 30, 2006.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2005	52,292,426	$34,375,656

Derivative liability associated with non-employee stock options	—	(2,229,873)
Exercise of common stock options and common stock purchased under the employee stock purchase plan	148,844	478,218

Stock-based employee compensation expense determined under SFAS No. 123R	—	1,289,094
Costs associated with sale of common stock	—	(27,989)
Issuance of common stock under restricted stock awards and compensation expense related to restricted stock	24,192	17,998
Unrealized gain on investments	—	25,950
Currency translation adjustment	—	(345,860)
Net loss	—	(13,122,740)

Balance, September 30, 2006	52,465,462	$20,460,454

Preferred Stock and Warrants

During the nine months ended September 30, 2005, 117 shares of Series A Preferred Stock automatically converted into 685,816 shares of Common Stock.

Common Stock

During the nine months ended September 30, 2006, we incurred additional costs of $27,989 associated with our December 2005 sale of our Common Stock.

During the nine months ended September 30, 2005, we issued 9,667 shares of Common Stock valued at $38,093 pursuant to a clinical assessment agreement, which was included in research and development expenses in our Consolidated Statements of Operations during the applicable period.

During the three and nine months ended September 30, 2006, we made restricted stock awards aggregating 24,192 shares to our non-employee directors in consideration for their services. During the three and nine months ended September 30, 2005, we made restricted stock awards aggregating 20,928 shares to our non-employee directors in consideration for their services. The aggregate value of the 2006 and 2005 awards was $89,994 and $89,992, respectively.

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

During the three and nine months ended September 30, 2006, stock options to purchase 14,750 and 128,775 shares of Common Stock were exercised for proceeds of $36,300 and $403,482, respectively. During the three and nine months ended September 30, 2005, stock options to purchase 41,250 and 81,225 shares of Common Stock were exercised for proceeds of $103,563 and $215,915, respectively.

During the three and nine months ended September 30, 2006, in accordance with SFAS No. 123R, the Company expensed $474,174 and $1,289,094, respectively, for the fair value of employee stock options outstanding that vested during the three and nine months ended September 30, 2006 using the Black-Scholes model (see Note 1). As of September 30, 2006, there was approximately $1,300,000 of unrecognized compensation cost related to unvested employee stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

As of September 30, 2006, there were an aggregate of 10,000,000 options originally authorized for issuance under our equity compensation plans (the “Plans”), and 1,368,526 options available for grant under the Plans.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	7,508,418	$3.84
Granted	301,350	3.89
Exercised	(128,775)	3.13
Cancelled and Expired	(96,250)	3.92

Outstanding at September 30, 2006	7,584,743	$3.86	6.9	$1,350,309

Exercisable at September 30, 2006	6,028,309	$3.95	6.5	$1,124,365

Additional information regarding stock options as of September 30, 2006 is as follows:

Exercise Price Range	Number of Options Outstanding
$1.65 - $1.98	94,000
2.02 - 2.49	265,050
2.56 - 2.95	398,990
3.00 - 3.25	1,422,165
3.26 - 3.99	2,037,205
4.00 - 4.25	501,800
4.26 - 4.50	2,024,983
4.51 – 4.99	220,200
5.00 – 5.75	546,750
5.90 – 11.25	73,600

7,584,743

During the three and nine months ended September 30, 2006 and September 30, 2005, we granted stock options to certain consultants in consideration for various services (see “Accounting for Stock Options Issued to Non-employees”, above, in Note 1).

Employee Stock Purchase Plan

During the three and nine months ended September 30, 2006, 7,563 and 20,069 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $25,109 and $74,736, respectively. During the three and nine months ended September 30, 2005, 6,580 and 18,923 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $22,898 and $60,293, respectively.

Common Stock Purchase Warrants

Summary Common Stock warrant information as of September 30, 2006 is as follows:

Expiration	Number of Warrant Shares Outstanding	Exercise Price
June 2007	10,000	$1.75
June 2008	996,787	$3.92
October 2008	104,000	$2.80

	1,110,787	$1.75 - $3.92

8. PRODUCT SALES:

For the three and nine months ended September 30, 2006 and 2005, product sales by geographic market were as follows:

Product Sales	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
United States	$10,271,218	$7,740,066	$30,589,421	$22,939,179
Outside the United States	752,189	612,153	2,431,342	1,768,888

	$11,023,407	$8,352,219	$33,020,763	$24,708,067

Approximately 60% of our product sales during each of the three and nine months ended September 30, 2006 were from products based upon our VITOSS FOAM platform co-developed with Kensey Nash Corporation (see Note 9), which includes VITOSS FOAM Pack, as compared to approximately 60% and 59% of our product sales during the three and nine months ended September 30, 2005, respectively. VITOSS FOAM Pack product, introduced at the end of the second quarter of 2005, contributed approximately 21% and 19% of our product sales during the three and nine months ended September 30, 2006, respectively, as compared to 11% and 5% of our product sales during the three and nine months ended September 30, 2005. Additionally, VITAGEL, which was launched at the start of 2005, contributed approximately 18% and 17% of product sales during the three and nine months ended September 30, 2006, respectively, as compared to approximately 10% and 8% of product sales during the three and nine months ended September 30, 2005, respectively.

9. COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease office space and equipment under non-cancelable operating leases. During the nine months ended September 30, 2006, we entered into a 75 month lease for additional office space which commenced June 1, 2006 and terminates July 2012, and extended an existing office space lease from October 2007 until July 2012. As of September 30, 2006, future minimum rental payments under operating leases, which include the additional office space lease and lease extension described above, are as follows:

2006	$156,861
2007	633,649
2008	647,832
2009	648,336
2010	647,969
2011 and thereafter	1,054,154

$3,788,801

Revenue Interest Obligation (see Note 5)

Agreement with Kensey

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize new biomaterials-based products based upon our VITOSS platform. The new products to be developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any co-developed, approved or cleared product until February 2014 and we will market and sell the product worldwide. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the first jointly developed product platform, VITOSS FOAM, and we commenced sales on the first of several product configurations under the VITOSS FOAM product platform during February 2004.

During the nine months ended September 30, 2006 and 2005, we purchased $2,854,612 and $4,065,858, respectively, of product inventory manufactured by Kensey on our behalf. As of September 30, 2006 and December 31, 2005, we owed Kensey $942,235 and $1,323,595, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. All product royalty expense payable to Kensey is included in cost of sales on our Consolidated Statements of Operations as we recognize product sales revenue from our customers.

In addition, we pay royalties to Kensey on our VITOSS Bone Graft Substitute product sales, based on a royalty arrangement that Kensey purchased from the products’s co-inventor, up to an aggregate payment of $5,000,000.

Agreement with Angiotech

In June 2004, we entered into a Distribution Agreement with Angiotech for CoStasis (which we re-branded as VITAGEL Surgical Hemostat), a composite liquid hemostat, and the CELLPAKER plasma collection system, used together with VITAGEL, to surgical customers throughout North America, with an option to expand the VITAGEL territory to include the European Union (“EU”) and the rest of the world. Under the agreement, we have obligations to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Effective September 30, 2005, we entered into an amendment to the agreement necessary to transition the manufacture of the products and accessories from Angiotech to us. In addition, the amendment changed the royalty rate payable by us to Angiotech and modified the method for calculating net sales of such products. Angiotech decided to cease the manufacture of VITAGEL and CELLPAKER by November 2005; therefore, in October 2005, we purchased all available existing VITAGEL and CELLPAKER products, accessories and work-in-process from Angiotech for approximately $1,800,000. On June 16, 2006, we obtained pre-market approval (“PMA”) from the FDA to market VITAGEL. This PMA enables us to sell VITAGEL manufactured at our Malvern, Pennsylvania facility. After receiving the PMA, we started manufacturing VITAGEL in early July 2006, and in August 2006 we commenced selling product first manufactured since obtaining the PMA. In addition, we had previously manufactured under the PMA three lots of VITAGEL that became available for sale in late June 2006. In August 2006, we submitted to the FDA a PMA supplement for the CELLPAKER system. FDA approval of the PMA supplement, if obtained, would enable us to sell CELLPAKER product that is manufactured at our subcontractor’s facility. There is no assurance that we will receive any such approval prior to running out of the limited quantity of CELLPAKER product we purchased from Angiotech prior to Angiotech shutting down its manufacturing facility in November 2005. We may not have sufficient inventory of CELLPAKER after 2006 to support customer demand. Moreover, a delay or inability to sell CELLPAKER manufactured by our subcontractor prior to the exhaustion of our existing CELLPAKER inventory would adversely affect our sales of VITAGEL, which is approved for use only in conjunction with CELLPAKER.

On March 20, 2006, we entered into a License Agreement with Angiotech pursuant to which Angiotech licenses VITAGEL Surgical Hemostat products and the CELLPAKER plasma collection system to us and we assume manufacturing responsibility for these products. The June 2004 Distribution Agreement described above served as the basis for the establishment of the License Agreement and provides that, upon completion of the sale of the VITAGEL and CELLPAKER products in inventory that we purchased from Angiotech, the June 2004 Distribution Agreement will terminate and the License Agreement will represent the sole agreement governing the relationship between the parties. Under the License Agreement, we have exclusive rights to manufacture and sell VITAGEL products throughout the world for orthopedic indications, and non-exclusive rights to manufacture and sell CELLPAKER products throughout the world. Beginning in 2007, the License Agreement provides Angiotech the right to exercise an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture and sell an Angiotech-branded VITAGEL product throughout the world. Prior to 2007 and thereafter until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. Under the License Agreement, we are subject to minimum sales quotas, which we have met through September 30, 2006, and must make royalty payments based on a share of all revenue we receive from net sales of VITAGEL and CELLPAKER products that we manufacture. The License Agreement is effective as of January 1, 2006 and expires on December 31, 2014. On November 7, 2006, we entered into a binding letter of intent to purchase the profit-sharing royalty rights for VITAGEL and CELLPAKER products. See Item 5, “Other Information” under Part II of this report for additional information.

During the nine months ended September 30, 2006 and 2005, we purchased $57,371 and $1,334,091 of product inventory, respectively, from Angiotech. As of September 30, 2006, we owed Angiotech $135,329 for royalties, which is included in accounts payable and other accrued expenses on the Consolidated Balance Sheet. All product royalty expense payable to Angiotech is included in cost of sales on the Consolidated Statements of Operations as we recognize product sales revenue from our customers.

10. RELATED-PARTY TRANSACTIONS

Agreement with Angiotech (see Note 9).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, regulatory approval, demand and market acceptance of our products; the adequacy of inventory; timing, patient enrollment and expected results of our CORTOSS pivotal clinical trial in the U.S.; capital expenditures; future liquidity; uses of cash; expected sales product mix and related margins; equity compensation expense; the development of our sales network; the cost to expand our manufacturing and operating facilities; our ability to manage our manufacturing facilities; our ability to obtain approval to manufacture CELLPAKER; our ability to satisfy financial covenants in our revenue interest agreement and other lending agreements; our ability to raise capital as needed; development costs for existing and new products; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Product sales for the three months ended September 30, 2006 increased 32% to $11,023,407, as compared to $8,352,219 for the same period in 2005. Product sales for the nine months ended September 30, 2006 increased 34% to $33,020,763, as compared to $24,708,067 for the same period in 2005. Increased product sales principally reflect increased sales of our VITOSS® FOAM and VITAGELTM products in the U.S. Nevertheless, we anticipate our product sales will remain insufficient to support our present operations at expected spending levels. We expect to continue to incur significant operating losses for at least the next several years as we plan to continue to expand our sales and marketing activities, pursue product development efforts and further develop our manufacturing capabilities.

The following summarizes our principal cash commitments at September 30, 2006 and, as of the date of this report, our principal anticipated expenditures:

•	Agreement with Kensey. Approximately 60% of our product sales during the three and nine months ended September 30, 2006 were from products based upon our VITOSS FOAM platform co-developed with Kensey. As of September 30, 2006 and December 31, 2005, we owed Kensey $942,235 and $1,323,595, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. See Note 9 to our consolidated financial statements included in this report for additional information.

•	Agreement with Angiotech. VITAGEL contributed approximately 18% and 17% of product sales for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, we owed Angiotech $135,329 for royalties, which is included in accounts payable and other accrued expenses on the Consolidated Balance Sheet. See Note 9 to our consolidated financial statements included in this report for additional information.

•	Advance Payment to Royalty Trust. Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments to Royalty Trust on the revenue interest obligation at the beginning of each year. The amount of the advance payment is $3,000,000 in each of the years 2007 through 2016. While we believe that we will have sufficient cash at the end of 2006 to make the required $3,000,000 advance payment to Royalty Trust for 2007, we will not have sufficient cash to meet our advance payment obligation for 2008, absent additional financing. See Note 5 to our consolidated financial statements included in this report for additional information.

•	Operations – We expect to use cash, cash equivalents and investments to fund our operations until we are profitable, if ever. See Note 9 to our consolidated financial statements included in this report for additional information on future minimum rental payments under operating leases. In addition, we may hire additional direct sales representatives to expand our sales force.

•	CORTOSS clinical study and research and development - We expect to incur approximately $1,800,000 in external costs during the balance of 2006 through 2008 in the execution of the CORTOSS pivotal clinical study in the U.S. The timing of such expense is largely dependent upon the rate of patient enrollment in the study, which was 88% as of October 30, 2006. During the remainder of 2006 and into 2007, we expect our primary use of cash, cash equivalents and investments for research & development activities will relate to costs associated with clinical trials in the U.S. and research and development for CORTOSS.

•	Expenses related to relocation of our corporate headquarters – We expect to finance approximately $400,000 during the fourth quarter of 2006 for previously committed capital expenditures related to our new headquarters.

•	Expansion of manufacturing capacity – We expect to finance approximately $300,000 during the fourth quarter of 2006 for previously committed capital expenditures related to the expansion of our manufacturing facility. In 2007, we may further expand our capacity to manufacture our products at sites we currently lease. Our ability to implement our expansion plans will depend on our ability to obtain financing.

•	Purchase of Angiotech’s profit-sharing royalty rights for VITAGEL and CELLPAKER – We have entered into a binding letter of intent to purchase for $9,000,000 the profit-sharing royalty rights for VITAGEL and CELLPAKER, subject to satisfaction of financing and other closing conditions and the execution of a definitive agreement. See Item 5 of Part II of this report for additional information.

We believe our existing cash, cash equivalents, and investments of $15,631,974 as of September 30, 2006 will be sufficient to meet our estimated operating and investing requirements into the second quarter of 2007. We intend to seek additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings. If adequate financing is not obtained, we will be required to delay, scale back or eliminate certain operations, and expect that, commencing in the second quarter of 2007, we will not be in compliance with certain financial covenants (see Note 5 to our consolidated financial statements included in this report for additional information). In addition, if adequate financing is not obtained, the amount of our unrestricted cash in the fourth quarter of 2006 may fall below the minimum amount required under our equipment line of credit and, as required by its terms, we will need to obtain a $555,000 letter of credit to secure our obligations and remain in compliance with the covenants under our equipment line of credit.

CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We have addressed our critical accounting policies in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” The following discussion supplements the discussion of critical accounting policies contained in our Form 10-K. The critical accounting policies addressed below, together with those described in our Form 10-K, have been reviewed with the Audit Committee and reflect our most significant judgments and estimates used in the preparation of our consolidated interim financial statements.

Accounting for Stock Options Issued to Employees and Non-employees

We have granted and may continue to grant options to purchase common stock to non-employee consultants as compensation for services rendered. These options are fully vested on the date of the grant. Upon adoption of SFAS No. 123R effective as of January 1, 2006, during the service and vesting period, these options are accounted for under SFAS No. 123R. However, once the service period terminates, these options are then accounted for under Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Instruments” (“EITF No. 00-19”), from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. Effective January 1, 2006, we reclassified from equity to liabilities the aggregate Black-Scholes value of our fully-vested non-employee consultant stock options which were outstanding as of January 1, 2006. In addition, we are required to record a fair value adjustment at the end of each quarter for the change in the Black-Scholes value of our fully-vested non-employee consultant stock options outstanding. As of September 30, 2006, our non-employee consultants held fully-vested stock options to purchase 901,748 shares of our Common Stock, at an average exercise price of $3.57 per share and an average remaining term of approximately five years.

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

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”), which provided for the payment of revenue interest to Royalty Trust. The revenue interest obligation has been accounted for in accordance with the guidelines set forth in EITF No. 88-18, “Sales of Future Revenues.” The products that are subject to the revenue interest agreement have been approved and launched at various times over the last four years or are still under development. For these reasons, as of September 30, 2006, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have determined not to amortize any portion of the liability attributable to the revenue interest obligation, and we have charged and, for the foreseeable future, we will continue to charge revenue interest expense in accordance with EITF No. 88-18 for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $280,973 and $847,161 has been recorded for the three and nine months ended September 30, 2006, respectively, as compared to $235,527 and $717,388 for the three and nine months ended September 30, 2005, respectively.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our stock. Cash, cash equivalents and investments were $15,631,974 and $27,672,221 at September 30, 2006 and December 31, 2005, respectively.

Net cash used in operating activities

Operating Cash Inflows

Operating cash inflows for the nine months ended September 30, 2006 and 2005 were derived primarily from VITOSS, VITAGEL, and IMBIBE Bone Marrow Aspirate and Delivery Device product sales in the U.S. and from VITOSS, CORTOSS and ALIQUOT Micro Delivery System product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and investments.

Operating Cash Outflows

Our operating cash outflows for the nine months ended September 30, 2006 were primarily used to fund operations and include (i) headcount related costs to expand our field sales team, (ii) vendor payments made in fiscal 2006 for VITAGEL inventories purchased during the fourth quarter of 2005, (iii) increased payment of sales commissions on growing product sales, and (iv) expenses related to our clinical trial in the U.S. for CORTOSS.

Our operating cash outflows for the nine months ended September 30, 2005 were primarily used to fund operations and include (i) an increase in inventories in order to support product sales (ii) increased payment of sales commissions on growing product sales, (iii) payment of the contractually required advance payment of $1,600,000 to Paul Royalty, and (iv) expenses related to our clinical trials in the U.S. for CORTOSS.

Operating Cash Flow Requirements Outlook

We expect to continue to focus our efforts on sales growth under our VITOSS and VITAGEL product platforms during the remainder of 2006 as well as in 2007. We launched VITOSS Cancellous Chips and the VITAGEL Spray Set during the first quarter of 2006. In an effort to further increase sales of our new VITOSS and VITAGEL product lines in future quarters, we may add direct sales representatives to our organization for those territories in the U.S. where we either do not currently have independent sales agency coverage or the territory is underserved. In addition, we intend to use operating cash on the collection and publication of VITOSS post-clinical data for marketing and sales purposes, and on the expansion of our manufacturing capability.

Additionally, we expect to continue to use cash, cash equivalents and investments to fund our operations until we are profitable, if ever. During the remainder of 2006 and into 2007, we expect our primary use of cash, cash equivalents and investments for research & development activities will relate to costs associated with clinical trials in the U.S. and research and development for CORTOSS. We expect to incur approximately $1,800,000 in external costs during the balance of 2006 through 2008 in the execution of the CORTOSS pivotal clinical study in the U.S. The timing of such expense is largely dependent upon the rate of patient enrollment in the study, which was 88% as of October 30, 2006. While the research & development expense associated with the pivotal U.S. CORTOSS clinical study increased as a result of additional patient enrollment during the three and nine month periods ended September 30, 2006, we expect the expense for this clinical program to decrease significantly after the submission, if any, of an application to the FDA for approval to market CORTOSS for the treatment of osteoporotic vertebral compression fractures. However, the overall level of our research & development expense in future periods will depend upon the development status and costs of products currently in our pipeline and any new products that we may determine to pursue.

Our operating cash requirements are heavily dependent upon our product sales mix allocation among higher and lower margin products, the timing of receipt of FDA 510(k) clearance for new product lines, the timing of inventory builds to support product launches and related inventory valuations, the timing of subsequent launches and acceptance of our new product lines, the rate at which we add new direct sales representatives and the rate at which our field sales network generates sales in their respective territories. Accordingly, for the remainder of 2006 and in 2007, our operating cash requirements will continue to be subject to quarterly volatility. Until such time that sales levels are sufficient to sustain operations, if ever, we expect to continue to use cash, cash equivalents and investments to fund operating activities.

Agreement with Kensey. As of September 30, 2006 and December 31, 2005, we owed Kensey $942,235 and $1,323,595, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Agreement with Angiotech. As of September 30, 2006, we owed Angiotech $135,329 for royalties, which is included in accounts payable and other accrued expenses on the Consolidated Balance Sheet.

Revenue Interest. The revenue interest agreement provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and any structural bioactive device developed, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum rate of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. Since we failed to meet the specified annual net sales levels, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS during 2005 and the three and nine months ended September 30, 2006.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In February 2005, the revenue interest agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust in 2005, $989,287 was earned in 2005 and the balance of $610,713 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2005, and was repaid to us in April of 2006. In December 2005, the revenue interest agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. The amount of the advance payment remains $3,000,000 in each of the years 2007 through 2016. While we believe that we will have sufficient cash at the end of 2006 to make the required $3,000,000 advance payment to Royalty Trust during 2007, if we do not obtain additional funds through financings, we will not have sufficient cash to meet our advance payment obligation for 2008 and we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2009 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year.

The products that are subject to the revenue interest agreement have been approved and launched at various times over the last four years or are still under development. For these reasons, as of September 30, 2006, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing.

Our obligation to pay the revenue interest is secured by: (i) licenses, patents and trademarks relating to certain of our products,

including VITOSS, CORTOSS and RHAKOSS, in North America and Europe; (ii) the 12% royalty interest we pay to Vita Licensing, Inc., our wholly-owned subsidiary, on the sales of our products pursuant to a licensing arrangement; and (iii) the shares of Common Stock of Vita Special Purpose Corp. owned by Vita Licensing, Inc. If we default under our agreement with Royalty Trust, Vita Special Purpose Corp. cannot pay any dividends or make any distributions to us or Vita Licensing, Inc. As of September 30, 2006, we were in compliance with all financial covenants under the revenue interest agreement. However, if we fail to maintain certain specified balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of September 30, 2006, we would have owed Royalty Trust approximately $22,231,163. Our ability to remain in compliance with the financial covenants of the revenue interest agreement will depend on our ability to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings. If adequate financing is not obtained, we expect that, commencing in the second quarter of 2007, we will not be in compliance with the financial covenants of the revenue interest agreement.

Net cash provided by (used in) investing activities

Investing Cash Inflows

We received proceeds from the sale of investments of $19,625,000 and $16,740,000 during the nine months ended September 30, 2006 and 2005, respectively.

Investing Cash Outflows

We have invested $1,179,011 and $1,099,064 for the nine months ended September 30, 2006 and 2005, respectively, primarily for the purchase of equipment, leasehold improvements, and research and development equipment in order to further expand our product development and manufacturing capabilities relating to VITAGEL and VITOSS.

In March 2006, we entered into a lease for approximately 13,000 square feet of finished and unfinished space for a new, additional office location in the Great Valley Corporate Center in Malvern, Pennsylvania. The initial term of the lease is six years and the initial annual base rent under the lease is approximately $116,500. During the three months ended September 30, 2006, we completed the renovation of the new office location. In September 2006, we relocated our executive, administrative and research and development personnel and headquarters there from another building, which space we continue to occupy, within the same corporate center. The Company spent approximately $651,650 during the third quarter of 2006 in connection with the renovation and moving costs for the new headquarters. This amount was funded through cash on hand, borrowings and capital leases under an equipment line of credit.

Cash used for the purchase of investments was $8,215,570 and $7,545,853 during the nine months ended September 30, 2006 and 2005, respectively.

Investing Cash Outlook -

We anticipate that we will spend $9,000,000 to purchase Angiotech’s profit-sharing royalty rights for VITAGEL and CELLPAKER. We have entered into a binding letter of intent to purchase these rights, subject to satisfaction of financing and other closing conditions and the execution of a definitive agreement. See Item 5 of Part II of this report for additional information.

We expect to spend approximately $1,900,000 for leasehold improvements, capital equipment and expansion of our manufacturing facility during the 2006 fiscal year. Of the $1,900,000, approximately $1,200,000 has been incurred through the nine months ended September 30, 2006 to renovate an additional 13,000 square feet of office space for our new headquarters. We expect to finance approximately $700,000 during the fourth quarter of 2006 for previously committed capital expenditures related to our new headquarters and the expansion of our manufacturing facility.

Additionally, in 2007, we may expand our capacity to manufacture our products at the sites we currently lease. We plan to finance the renovations associated with the expansion of our manufacturing capacity and other new capital investments through cash on hand, borrowings and capital leases under an equipment line of credit. Our ability to implement our expansion plans will depend on our ability to obtain financing.

Net cash used in financing activities

Financing Cash Inflows

During the nine months ended September 30, 2006 and 2005, we issued notes payable of $683,950 and $781,086, respectively, in connection with the purchase of property and equipment.

During the nine months ended September 30, 2006 and 2005, we received $478,218 and $276,208, respectively, from stock option and warrant exercises and purchases of Common Stock under our Employee Stock Purchase Plan.

Financing Cash Outflows

During the nine months ended September 30, 2006 and 2005, we repaid $514,815 and $410,496, respectively, of capital lease obligations and notes payable.

Financing Requirements Outlook

We do not expect sales to generate cash flow in excess of operating expenses for at least the next two years, if ever. Until such sales levels are achieved, we expect to continue to use cash, cash equivalents, and investments to fund operating and investing activities. We believe our existing cash, cash equivalents, and investments of $15,631,974 as of September 30, 2006 will be sufficient to meet our estimated operating and investing requirements into the second quarter of 2007. In addition, if adequate financing is not obtained, the amount of our unrestricted cash in the fourth quarter of 2006 may fall below the minimum amount required under our equipment line of credit and, as required by its terms, we will need to obtain a $555,000 letter of credit to secure our obligations and remain in compliance with the covenants under our equipment line of credit.

We intend to seek additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings.

We have an effective Form S-3 universal shelf registration statement filed with the Securities and Exchange Commission for the potential additional issuance of up to approximately $40 million of our securities. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities. However, the filing of a registration statement does not insure that securities covered by the registration statement will, in fact, be sold. Moreover, if we raise additional capital by issuing equity securities, the terms and prices for these financings may be more favorable to the new investors than the terms obtained by our existing shareholders. These financings also may significantly dilute the ownership of existing shareholders. If we raise additional capital by accessing debt markets, the terms of these financings may require liens on certain of our assets that may limit our flexibility. Additional equity or debt financing, however, may not be available on acceptable terms from any source. If adequate financing is not obtained, we will be required to delay, scale back or eliminate certain operations and expect that, commencing in the second quarter of 2007, we will not be in compliance with the financial covenants of the revenue interest agreement.

We will seek to finance new capital investments through borrowings or capital leases under an equipment line of credit. We expect to finance approximately $300,000 during the fourth quarter of 2006 for previously committed capital expenditures related to the expansion of our manufacturing facility.

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as it relates to the exercise prices and expiration dates of the stock options and warrants.

Contractual Obligation and Commercial Commitments

We lease office space and equipment under non-cancelable operating leases. During the nine months ended September 30, 2006, we entered into a 75 month lease for additional office space which commenced June 1, 2006 and terminates July 2012, and extended an existing office space lease from October 2007 until July 2012. As of September 30, 2006, future minimum rental payments under operating leases, which include the additional office space lease and lease extension described above, are as follows:

2006	$156,861
2007	633,649
2008	647,832
2009	648,336
2010	647,969
2011 and thereafter	1,054,154

$3,788,801

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the future as we continue our product development and sales efforts.

Product Sales. Product sales for the three months ended September 30, 2006 increased 32% to $11,023,407, as compared to $8,352,219 for the same period in 2005. Product sales for the nine months ended September 30, 2006 increased 34% to $33,020,763, as compared to $24,708,067 for the same period in 2005. Sales growth for the reported periods was primarily attributable to increased sales of our VITOSS FOAM and VITAGEL product portfolios in the U.S. as we further develop our U.S. field sales network. Approximately 60% of our product sales during each of the three and nine months ended September 30, 2006 were from products based upon our VITOSS FOAM platform co-developed with Kensey Nash Corporation (see Note 9 to our consolidated financial statements included in this report for additional information), which includes VITOSS FOAM Pack, as compared to approximately 60% and 59% of our product sales during the three and nine months ended September 30, 2005, respectively, from such products. VITOSS FOAM Pack product, introduced at the end of the second quarter of 2005, contributed approximately 21% and 19% of our product sales during the three and nine months ended September 30, 2006, respectively, as compared to 11% and 5% of our product sales during the three and nine months ended September 30, 2005, respectively. Additionally, VITAGEL, which was launched at the start of 2005, contributed approximately 18% and 17% of our product sales during the three and nine months ended September 30, 2006, respectively, as compared to approximately 10% and 8% of our product sales during the three and nine months ended September 30, 2005, respectively. For each of the three and nine months ended September 30, 2006 and 2005, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBETM. The remaining sales, during both periods in 2006 and 2005, were a result of VITOSS, CORTOSS® and ALIQUOTTM sales outside the U.S., primarily in Europe.

Gross profit for the three months ended September 30, 2006 and 2005 was $6,767,669 and $4,699,281, respectively. As a percentage of sales, gross profit was 61% and 56% for the three months ended September 30, 2006 and 2005, respectively. Gross profit for the nine months ended September 30, 2006 and 2005 was $20,855,355 and $15,710,066, respectively. As a percentage of sales, gross profit was 63% and 64% for the nine months ended September 30, 2006 and 2005, respectively. Gross profit for the three and nine months ended September 30, 2006 included a $94,000 and $283,000 adjustment, respectively, to write down inventory to its net realizable value. Gross profit for the three and nine months ended September 30, 2005 included a $1,189,000 and $1,762,000 adjustment, respectively, to write down inventory to its net realizable value. The decline in gross profit percentages for both the three and nine months ended September 30, 2006 as compared to the gross profit percentages for the corresponding periods in 2005, exclusive of these inventory adjustments, primarily reflects the shift in product mix toward VITAGEL product sales, which have a lower gross profit as compared to our other products. Accordingly, our gross profit margins may fluctuate from quarter to quarter.

Operating expenses for the three months ended September 30, 2006 and 2005 were $10,345,678 and $8,994,905, respectively, which represents a 15% increase in operating expenses as compared to a 32% increase in product sales for the quarter. Operating expenses for the three months ended September 30, 2006 include non-cash employee share-based compensation expense of $474,174. In addition, operating expenses for the three months ended September 30, 2006 were reduced by a non-cash fair value adjustment of $734,387 for our fully-vested non-employee consultant stock options outstanding. The amount of this net reduction of non-cash expense is equivalent to 2% of product sales for the three month period. For the nine months ended September 30, 2006 and 2005, operating expenses were $33,613,746 and $25,480,813, respectively, which represents a 32% increase in operating expenses as compared to a 34% increase in product sales for the nine month period. Operating expenses for the nine months ended September 30, 2006 include non-cash employee shared-based compensation expense of $1,289,094. In addition, operating expenses for the nine months ended September 30, 2006 were reduced by a non-cash fair value adjustment of $655,826 for our fully-vested non-employee consultant stock options outstanding. The amount of this net reduction of non-cash expense is equivalent to 2% of product sales for the nine month period.

General & administrative expenses for the three months ended September 30, 2006 increased 37% to $2,222,858 from $1,616,759 for the same period in 2005, primarily due to increased finance and information technology personnel to support business growth and compliance activities, and non-cash employee compensation expense related to stock options. General & administrative expenses were equivalent to 20% and 19% of product sales for the three month periods ended September 30, 2006 and 2005, respectively. General & administrative expenses for the nine months ended September 30, 2006 increased 30% to $6,562,747 from $5,029,955 for the same period in 2005, primarily due to non-cash employee compensation expense related to stock options, increased finance and information technology personnel to support business growth and compliance activities, and higher information technology infrastructure expenses and audit related costs. General & administrative expenses were equivalent to 20% of product sales for both nine month periods ended September 30, 2006 and 2005, respectively.

Selling & marketing expenses were $6,370,893 for the three months ended September 30, 2006, a 24% increase from $5,148,091 for the three months ended September 30, 2005. Selling & marketing expenses were equivalent to 58% and 62% of product sales for the three month periods ended September 30, 2006 and 2005, respectively. Selling & marketing expenses were $20,374,089 for the nine months ended September 30, 2006, a 35% increase from $15,127,937 for the nine months ended September 30, 2005. Selling & marketing expenses were equivalent to 62% and 61% of product sales for the nine month periods ended September 30, 2006 and 2005, respectively. Selling and marketing expenses increased for the three and nine months ended September 30, 2006 primarily due to higher salary and benefit costs incurred by expanding our field sales team from 55 employees at September 30, 2005 to 84 employees at September 30, 2006 in order to support the growth of U.S product sales, as well as higher commissions paid in the U.S. as a result of increased product sales in 2006. In addition, selling and marketing expenses for the three and nine months ended September 30, 2006 were reduced by a non-cash fair value adjustment of $697,343 and $618,782, respectively, for our fully-vested non-employee consultant stock options outstanding, which adjustments are equivalent to 6% and 2% of product sales for the three and nine month periods, respectively.

Research & development expenses decreased 21% to $1,751,927 for the three months ended September 30, 2006 from $2,230,055 for the same period in 2005. Research & development expenses were equivalent to 16% and 27%, respectively, of product sales for the three months ended September 30, 2006 and 2005. The decrease in research & development expenses for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to increased overhead absorption due to the commencement of our manufacturing of VITAGEL at our approved facility in July 2006, partially offset by an increase in costs associated with our U.S. pivotal CORTOSS clinical trial. VITAGEL manufacturing utilized excess capacity in the third quarter 2006. Such excess capacity had previously been charged to research & development expense. Research & development expenses increased 25% to $6,676,910 for the nine months ended September 30, 2006 from $5,322,921 for the same period in 2005. Research & development expenses were equivalent to 20% and 22%, respectively, of product sales for the nine months ended September 30, 2006 and 2005. The increase for the nine months ended September 30, 2006 was primarily due to costs associated with our VITAGEL product development and our CORTOSS product development and U.S. clinical trial. In addition, research & development expenses for each of the three and nine months ended September 30, 2006 were reduced by a non-cash fair value adjustment of $37,044 for our fully-vested non-employee consultant stock options outstanding.

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. For the three months ended September 30, 2006 and 2005, net other expense was $156,459 and $125,337, respectively. The increase in net other expense for the three month period is primarily a result of increased revenue interest expense partially offset by higher interest income. For the nine months ended September 30, 2006 and 2005, net other expense was $364,349 and $281,253, respectively. The increase in net other expense for the nine month period is primarily a result of increased revenue interest expense and lower interest income partially offset by lower interest expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The functional currency for our European branch operation is the Euro. Accordingly, in accordance with SFAS No. 52 “Foreign Currency Translation,” all assets and liabilities related to this operation are translated at the current exchange rates at the end of each period. The resulting translation adjustments are accumulated in a separate component of shareholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period with foreign currency transaction gains and losses, if any, included in results of operations. As of September 30, 2006 and December 31, 2005, our total exposure to foreign currency risk in U.S. dollar terms was approximately $2,042,000, and $2,100,000, or 5.0% and 4.0% of our total assets, respectively. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $204,200 at September 30, 2006 and $210,000 at December 31, 2005.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of September 30, 2006 and December 31, 2005, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting described below, our disclosure controls and procedures as of September 30, 2006 are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

•	We implemented a monthly physical inventory cycle count program during March 2006 to identify book to physical inventory differences, if any, on a timely basis.

•	We realigned job responsibilities and staffing to effectively manage the physical inventory count and compilation of inventory.

•	Physical inventory procedures have been reviewed as of September 30, 2006 and additional training will be provided to counters and management prior to the taking of each physical inventory.

•	During the second quarter of 2006, we implemented certain functionality within our automated inventory system controls to provide greater accuracy over physical inventory locations within our warehouse.

There were no additional changes in the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission, as updated by the risk factors set forth below.

Our plan to assume manufacturing of products licensed from Angiotech may not be successful or timely, and a failure or delay in receiving FDA approval to manufacture CELLPAKER would negatively affect our sales and market share for VITAGEL and CELLPAKER.

Pursuant to our Distribution Agreement with Angiotech, as amended, Angiotech’s obligation to manufacture VITAGEL and CELLPAKER products for us ended in November 2005, and we agreed to assume full manufacturing of these products following the requisite approval from the U.S. Food and Drug Administration, or FDA. We received approval to manufacture VITAGEL in June 2006. In August 2006, we submitted to the FDA a premarket application (PMA) supplement for the CELLPAKER system. FDA approval of the PMA supplement, if obtained, would enable us to sell CELLPAKER product that is manufactured at our subcontractor’s facility. There is no assurance that we will receive any such approval prior to selling the limited quantity of CELLPAKER product we purchased from Angiotech prior to Angiotech shutting down its manufacturing facility in November 2005, if ever. We may not have sufficient inventory of CELLPAKER after 2006 to support customer demand. Moreover, a delay or inability to sell CELLPAKER manufactured by our subcontractor prior to the exhaustion of our existing CELLPAKER inventory would adversely affect our sales of VITAGEL, which is approved for use only in conjunction with CELLPAKER. If we are unable to supply CELLPAKER inventory for a period of time, our customers may seek alternative products and we may lose market share for VITAGEL and CELLPAKER. Further, there is no assurance that we will regain any VITAGEL or CELLPAKER market share that may be lost. Finally, even if FDA approval for CELLPAKER is obtained, there is no assurance that we will be able to comply with FDA regulatory requirements to continue to manufacture CELLPAKER, which could result in delay or inability to sell CELLPAKER and VITAGEL.

If we fail to obtain and maintain necessary FDA clearances for our products and indications or if clearances for future products and indications are delayed or not issued, our business would be harmed; we cannot assure you that CORTOSS will not have to undergo the more burdensome PMA approval pathway to market.

Our products, such as VITOSS and VITAGEL, are classified as medical devices and are subject to extensive regulation in the United States by the Food and Drug Administration, or FDA, and other federal, state and local authorities. These regulations relate to manufacturing, labeling, sale, promotion, distribution, importing and exporting and shipping of our products. In the United States, before we can market a new medical device, or a new use of, or claim for, an existing product such as VITOSS, we must first receive either 510(k) clearance or PMA approval from the FDA, unless an exemption applies. Both of these processes can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the premarket approval application is submitted to the FDA until an approval is obtained. The PMA process almost always requires a significant clinical trial and the 510(k) process may require a clinical trial in some cases. The CORTOSS product has undergone and is currently undergoing clinical studies; we believe it is eligible for the 510(k) pathway to market with this supporting clinical data. We cannot assure you, however, that the FDA will not require CORTOSS to undergo the more burdensome PMA approval pathway.

Medical devices may be marketed only for the indications for which they are approved or cleared. The FDA may not approve or clear indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products. Our clearances can be revoked if safety or effectiveness problems develop.

We may not complete our pivotal trial for CORTOSS, or it may be conducted improperly, which may delay or preclude FDA clearance or approval for commercial distribution of this product.

The FDA granted approval to conduct our pivotal trial for CORTOSS in November 2003. In this trial we are studying CORTOSS for use in vertebral augmentation. We began enrollment in 2004 and we anticipate completing enrollment in first quarter 2007. The completion of our pivotal trial for CORTOSS may be delayed or terminated for many reasons, including, but not limited to:

•	the FDA places our pivotal trial on hold;

•	subjects do not enroll in our pivotal trial at the rate we currently expect;

•	subjects are not followed-up at the rate we currently expect;

•	subjects experience an unacceptable rate or severity of adverse side effects;

•	third party clinical investigators do not perform our pivotal trial on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice and regulatory requirements, or other third party organizations do not perform data collection and analysis in a timely or accurate manner;

•	inspections of our clinical trial sites by the FDA or Institutional Review Boards, or IRBs, find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our FDA submission;

•	changes in laws, governmental regulations or administrative actions force us to modify the conduct of our trials or otherwise create unexpected burdens;

•	the interim results of our clinical trials are inconclusive or negative;

•	one or more of our IRBs suspends or terminates our trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of our trial;

•	one or more of our clinical investigators withdraws from our trial or deviates from our approved protocol; or

•	third parties, investigators and contract laboratories conducting our pivotal trial do not perform as contractually required or expected.

If one or more of the foregoing problems occur, it may delay or prevent us from obtaining clearance or approval of the CORTOSS product.

After clearance or approval of our products, we are subject to continuing regulation by the FDA, and if we fail to comply with FDA regulations, our business could suffer.

Even after clearance or approval of a product, we are subject to continuing regulation by the FDA, including the requirements that our facility be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health, and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising.

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or new intended uses;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

If any of these events were to occur, they could harm our business.

We have modified some of our products without FDA clearance. The FDA could retroactively determine that the modifications were improper and require us to stop marketing and recall the modified products until such clearance was obtained.

Any modification to an FDA-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance; any change that affects the safety or effectiveness of a PMA approved device requires a premarket approval supplement. We have made modifications to some of our products in the past, and may make additional modifications in the future that we believe, based upon FDA’s regulations and guidance, do not or will not require additional clearances or approvals. If the FDA disagrees, we could be required to obtain new clearances or approvals for the modifications. We also may be required to recall and to stop marketing modified products until such clearance or approval is obtained, which could harm our operating results. We may be required to submit extensive pre-clinical and clinical data to support these supplementary submissions, depending on the nature of the changes. We may not be able to obtain additional 510(k) clearances or premarket approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and operating results.

If we fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be halted, and our business would suffer.

We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to suffer.

We may incur significant liability if it is determined that we are promoting the “off-label” use of our medical devices.

Under the Federal Food, Drug, and Cosmetic Act and other laws, we are prohibited from labeling, training, or promoting our products for off-label uses. This prohibition means that we may not proactively discuss or provide information or training on the use of our products outside of their cleared or approved uses, except in certain limited scientific and other settings. In the practice of medicine, physicians may use devices for off-label uses. Because the interpretation of these requirements is subjective, FDA could deem some of our activities as promotional even when we believe in good faith that such activities were not promotional. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Enforcement measures taken against us could harm our business.

We are dependent on a limited number of specialty suppliers of certain raw materials, and our business could be harmed if a specialty supplier no longer provides materials to us.

Our ability to manufacture VITOSS Bone Graft Substitute, VITAGEL and CORTOSS and to have VITOSS FOAM manufactured for us is dependent on a limited number of specialty suppliers of certain raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Moreover, our failure to maintain strategic reserve supplies of each significant single-sourced material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Royalty Trust. Although we believe that we maintain good relationships with our suppliers, we cannot assure that such supplies and services will continue to be available with respect to our current and future commercialized products.

We also cannot assure that our current supply agreements will be sufficient to meet our own needs and Angiotech’s needs if Angiotech elects to be supplied by us under our license agreement with them. Under our license agreement with Angiotech, in the future we may be obligated to provide COSTASIS (an Angiotech-branded VITAGEL product) and certain COSTASIS materials to Angiotech. Our current supply contracts may not permit us to supply materials to Angiotech or may be inadequate, and we may need to seek additional suppliers for COSTASIS materials.

Our business will be damaged if we are unable to protect our proprietary rights to our products, and we may be subject to intellectual property infringement claims by others.

We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these measures afford only limited protection and may not adequately protect our rights. For example, our patents may be challenged, invalidated or circumvented by third parties. As of November 1, 2006, we own or control eighteen issued U.S. patents and eighteen pending patent applications in the U.S., and several counterparts of certain of these patents and pending patent applications worldwide, including Canada, Europe, Mexico and Japan. There can be no assurance that patents will issue from any of the pending patent applications. Moreover, we cannot be certain that we were the first creator of inventions covered by pending patent applications or we were the first to file patent applications for the relevant inventions for the following reasons:

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

We have obtained certain of our intellectual property rights and our rights to develop and commercialize certain products, and made certain commitments regarding our intellectual property and these rights, through license and development agreements with third parties. These agreements generally may be terminated by our counterparty if we materially breach any of our obligations under the agreement. We may disagree with outside parties as to our and their obligations under the agreement or the interpretation of provisions in the agreement. Any such disagreements could cause the other party to seek to terminate our rights under the particular agreement. If any of our agreements were terminated, we could lose the rights to the product, product candidate or intellectual property covered by the agreement, reducing our potential revenues and significantly harming our business. Whether or not such a termination were proper, if a dispute arises under any of our agreements, the need to resolve the dispute could take significant resources and divert management’s time and attention.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As set forth in Note 1 to the Consolidated Financial Statements included in this report, during the nine months ended September 30, 2006, the Company granted options for the purchase of an aggregate of 40,000 shares of Common Stock to certain consultants. The Company has at other times granted options to consultants. With respect to option grants subsequent to January 1, 2005, if any such grants were considered to be a sale, they were made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 24, 2006, we held our 2006 Annual Meeting of Shareholders. At the Annual Meeting, the seven nominees listed below were elected to serve as directors of the Company. The vote for each of the nominees was as follows:

Morris Cheston, Jr.	FOR: 30,338,736

WITHHOLD AUTHORITY: 1,336,480

David Fitzgerald	FOR: 31,636,104

WITHHOLD AUTHORITY: 39,112

Joseph L. Harris	FOR: 31,636,530

WITHHOLD AUTHORITY: 38,686

Antony Koblish	FOR: 31,636,980

WITHHOLD AUTHORITY: 38,236

Robert M. Levande	FOR: 30,340,686

WITHHOLD AUTHORITY: 1,334,530

Mary Paetzold	FOR: 30,340,645

WITHHOLD AUTHORITY: 1,334,571

Russell B. Whitman	FOR: 31,356,643

WITHHOLD AUTHORITY: 318,573

ITEM 5. OTHER INFORMATION

Binding Letter of Intent to Purchase Angiotech Royalty Rights

On November 7, 2006, we entered into a binding letter of intent to purchase the profit-sharing royalty rights for VITAGEL™ Surgical Hemostat and CELLPAKER® Collection Device products under our license agreement with Angiotech Pharmaceuticals (US), Inc. Angiotech Pharmaceuticals (US), Inc. is a subsidiary of Angiotech Pharmaceuticals, Inc. Under the provisions of the binding letter of intent, we will pay $9.0 million in cash to Angiotech, subject to the satisfaction of financing and other closing conditions and the negotiation and execution of a definitive agreement. The binding letter of intent also provides for the extension of the term of the license agreement from December 31, 2014 through July 2017, which covers the life of the licensed VITAGEL and CELLPAKER patent portfolio.

The license agreement with Angiotech currently provides for us to pay a royalty based on a share of profit, as defined in the License Agreement, on VITAGEL and CELLPAKER product sales. For the third quarter of 2006, the royalty was approximately 7% of VITAGEL and CELLPAKER product sales. Such product sales totaled approximately $2.0 million.

Amendment to Our Articles of Incorporation

In November 2006, we filed a Statement with Respect to Shares with the Pennsylvania Department of State Corporation Bureau in order to undesignate 100 shares of our authorized preferred stock as Series A 6% Adjustable Cumulative Convertible Voting Preferred Stock (“Series A Stock”). These 100 shares, which had previously been designated as Series A Stock, had never been issued by us. The filing constitutes an amendment to our Amended and Restated Articles of Incorporation.

As a result of this filing, and the automatic retirement of the 1,900 shares of previously issued Series A Stock upon conversion, our authorized capital stock consists of 100,000,000 shares of Common Stock, $0.01 par value per share, and 19,998,100 shares of Preferred Stock, $0.01 par value per share.

ITEM 6. EXHIBITS

Exhibit 3.1.1	Statement with Respect to Shares filed November 2006

Exhibit 3.1.2	Composite Amended and Restated Articles of Incorporation of the Company, as amended

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (1)

Exhibit 31.1	Certifications of the Chief Executive Officer Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certifications of the Chief Financial Officer Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a - 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a - 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2003 (File No. 0-24517) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

November 9, 2006	By:	/s/ ANTONY KOBLISH
Antony Koblish Chief Executive Officer and President (Principal executive officer)

November 9, 2006	By:	/s/ JOSEPH M. PAIVA
Joseph M. Paiva Chief Financial Officer (Principal financial and accounting officer)