Form 10-K/A
period 2005-12-31
ORTHOVITA INC
filed 2006-11-16
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE:

Orthovita, Inc. is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2005 solely to correct the list of Exhibits filed under Part III, Item 15(a)(3). This Form 10-K/A does not otherwise amend the Form 10-K.

PART III

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

3.1	Amended and Restated Articles of Incorporation of the Company, as amended (2)

3.2	Amended and Restated Bylaws of the Company, as amended (2)

4.1	Specimen of Common Stock Certificate of the Company (3)

*10.1	Employment Letter dated as of March 12, 1999 by and between the Company and Dr. Maarten Persenaire (6)

*10.2	Employment Agreement, dated as of April 23, 2003 by and between the Company and Erik M. Erbe (8)

*10.3	Employment Agreement, dated as of April 23, 2003 by and between the Company and Antony Koblish (8)

*10.4	Employment Agreement, dated as of April 23, 2003 by and between the Company and Joseph M. Paiva (8)

*10.5	Change of Control Agreement, dated as of April 23, 2001 between the Company and David McIlhenny (6)

*10.6	Amended and Restated 1993 Stock Option Plan (9)

*10.7	Form of Incentive Stock Option Grant (10)

*10.8	Form of Nonqualified Stock Option Grant (10)

*10.9	Amended and Restated 1997 Equity Compensation Plan, as amended and restated through July 25, 2005 (11)

*10.10	Employee Stock Purchase Plan (9)

*10.11	Summary of Certain Revised Terms of Employee Stock Purchase Plan Designated by the Board of Directors (12)

10.12	Revenue Interests Assignment Agreement dated as of October 16, 2001 among Vita Special Purpose Corp., the Company and Paul Capital Royalty Acquisition Fund, L.P. (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2) (15)

10.13	Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of March 22, 2002 among the Company, Paul Capital Royalty Acquisition Fund, L.P. and Vita Special Purpose Corp. (7)

10.14	Second Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of January 12, 2004 among the Company, Paul Royalty Fund, L.P. and Vita Special Purpose Corp. (12)

10.15	Third Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of February 1, 2005 among the Company, Royalty Securitization Trust I (successor-in-interest to Paul Capital Royalty Acquisition Fund, L.P.) and Vita Special Purpose Corp. (12)

10.16	Fourth Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of December 19, 2005 among the Company, Royalty Securitization Trust I (successor-in-interest to Paul Capital Royalty Acquisition Fund, L.P.) and Vita Special Purpose Corp. (12)

10.17	Assignment dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (16)

10.18	Security Agreement dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (16)

10.19	Pledge Agreement dated as of October 16, 2001 between Vita Licensing, Inc. and Paul Capital Royalty Acquisition Fund, L.P. (16)

10.20	Stock Purchase Agreement dated as of October 16, 2001 between the Company and Paul Capital Royalty Acquisition Fund, L.P. (16)

10.21	Preferred Stock and Warrant Purchase Agreement dated as of July 19, 2002 between the Company and the Purchasers named therein. (4)

10.22	Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (6)

10.23	Form of Promissory Note relating to Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (1)

10.24	Investor Rights Agreement dated as of July 19, 2002 between the Company and the other parties named therein. (4)

10.25	Form of Securities Purchase Agreement dated as of June 26, 2003 among the Company and the Investors named therein (5)

10.26	Form of Warrant issued to each of the Investors identified in the Securities Purchase Agreement dated as of June 27, 2003 (5)

10.27	Warrant to purchase 66,786 shares of Common Stock issued to SG Cowen Securities Corporation, as Placement Agent (5)

10.28	Warrant to purchase 80,000 shares of Common Stock issued to SG Cowen Securities Corporation, as Placement Agent (5)

10.29	Warrant to purchase 10,000 shares issued to Richard D. Guyer, M.D. (1)

10.30	Form of Warrant issued to the Designees of Placement Agent SmallCaps Online Group, LLC (4)

21.1	Subsidiaries (12)

23.1	Consent of KPMG LLP (12)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2003 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 23, 2002 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 8, 2003 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 30, 2004 and incorporated herein by reference.
(9)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on June 15, 1998 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 28, 2005 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (File No. 131667) filed on February 8, 2006 and incorporated herein by reference
(12)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on May 1, 1998 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on November 27, 2001 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 13, 2001 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

November 16, 2006	By:	/s/ Antony Koblish
Antony Koblish Chief Executive Officer and President (Principal executive officer)

November 16, 2006	By:	/s/ Joseph M. Paiva
Joseph M. Paiva Chief Financial Officer (Principal financial and accounting officer)