Form 10-K
period 2006-12-31
ORTHOVITA INC
filed 2007-03-16
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-24517

ORTHOVITA, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2694857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Great Valley Parkway Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 640-1775

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share (Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $196,686,574 as of June 30, 2006 (For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2006, (b) all directors of the registrant as of June 30, 2006 and (c) each stockholder that informed the registrant that as of June 30, 2006 it was the beneficial owner of 10% or more of the outstanding common stock of the registrant).

As of March 13, 2007, there were 61,385,325 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Orthovita, Inc.’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders (to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K) are incorporated into Part III of this annual report on Form 10-K by reference.

PART I

ITEM 1.	BUSINESS

In addition to historical facts or statements of current conditions, our disclosure and analysis in this Form 10-K contain some forward-looking statements. See the discussion of forward-looking statements in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this Form 10-K.

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

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market by offering synthetic alternatives to the use of autograft or cadaver-based bone material, and VITAGEL® Surgical Hemostat, which is an adherent matrix and an impermeable barrier to blood flow. Our longer-term U.S. clinical development program is focused on our internally developed CORTOSS® Bone Augmentation Material technology platform, which is primarily designed for injections into osteoporotic spines to treat vertebral compression fractures (“VCFs”).

In addition, we employ in-house research and development in support of biomaterial and biologic technology platforms. We also work jointly with Kensey Nash Corporation (“Kensey”) to develop and commercialize synthetic-based biomaterial products, and we market VITAGEL under a license granted by Angiotech Pharmaceuticals (U.S.), Inc. (collectively with its affiliates and parent company Angiotech Pharmaceuticals, Inc., which is a 9.3% shareholder of the Company, “Angiotech”), and we continue to pursue similar relationships with other biomaterials companies.

We incorporated in Pennsylvania in 1992 and maintain a branch operation in Belgium, as well as wholly-owned subsidiaries incorporated in Delaware to hold our intangible properties and certain cash funds.

Kensey Agreement

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize certain biomaterials-based products based upon our VITOSS platform. The new products to be developed under this agreement are based on our internally developed, proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any approved or cleared jointly developed product under the agreement, and we will market and sell the product worldwide. This right extends until February 2014 for the VITOSS FOAM product platform. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the first jointly developed product platform, VITOSS FOAM, and we commenced sales on the first of several product configurations under the VITOSS FOAM product platform during February 2004.

Angiotech Agreements

In June 2004, we entered into a Distribution Agreement with Angiotech to distribute to surgical customers throughout North America the CoStasis® composite liquid hemostat (which we re-branded as VITAGEL Surgical Hemostat) and the CELLPAKER® plasma collection system used in conjunction with VITAGEL. The Distribution Agreement required us to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Effective September 30, 2005, the Distribution Agreement was amended to provide for the transition of product and accessory manufacturing responsibility from Angiotech to us. The amendment also changed the royalty rate payable by us to Angiotech and modified the method for calculating net sales of such products. Angiotech decided to cease the manufacture of VITAGEL and CELLPAKER by November 2005; therefore, in October 2005, we purchased all available existing VITAGEL and CELLPAKER products, accessories and work-in-process from Angiotech for $1,800,000. On June 16, 2006, we obtained pre-market approval (“PMA”) from the FDA to sell VITAGEL manufactured at our Malvern, Pennsylvania facility (the “VITAGEL PMA”). After receiving the VITAGEL PMA, we started manufacturing VITAGEL in July 2006, and in August 2006 we commenced selling VITAGEL first manufactured since obtaining the VITAGEL PMA. In addition, we had previously manufactured under the VITAGEL PMA three lots of VITAGEL that became available for sale in late June 2006. In January 2007, we obtained approval from the FDA for a PMA supplement which enables us to sell CELLPAKER manufactured by our subcontractor’s facility. Effective January 1, 2006, we entered into a License Agreement with Angiotech pursuant to which Angiotech licensed VITAGEL products and the CELLPAKER plasma collection system to us and we assumed manufacturing responsibility for these products. The Distribution Agreement described above served as the basis for the establishment of the License Agreement. In accordance with its terms, the Distribution Agreement terminated in the first quarter of 2007 upon completion of the sale of all VITAGEL and CELLPAKER inventory products that we purchased from Angiotech in October 2005. Until December 29, 2006, we paid royalties on sales of the VITAGEL and CELLPAKER inventory that we purchased from Angiotech in October 2005 in accordance with the terms of the Distribution Agreement.

On December 29, 2006, pursuant to a Royalty Sale Agreement with Angiotech, we purchased the profit-sharing royalty rights for VITAGEL and CELLPAKER products under the License Agreement for $9,000,000 in cash. We anticipate recording an annual non-cash expense of at least $850,000 in 2007 and in each year thereafter through July 31, 2017 for amortization of the

$9,000,000 royalty prepayment. Concurrently with such purchase, we entered into an Amended and Restated License Agreement with Angiotech that amended the original License Agreement to eliminate our obligations to meet minimum sales requirements, extend the term of the license from December 31, 2014 through July 31, 2017, and eliminate certain termination rights in favor of Angiotech. Under the Amended and Restated License Agreement, we have exclusive rights to manufacture and sell VITAGEL products throughout the world for orthopedic indications, and non-exclusive rights to manufacture and sell CELLPAKER products throughout the world for all indications. Under the Amended and Restated License Agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture and sell an Angiotech-branded VITAGEL product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. Prior to the amendment and restatement of the License Agreement on December 29, 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of VITAGEL and CELLPAKER products that we manufactured.

BioMimetic Agreement

In August 2002, we entered into a supply agreement with BioMimetic Pharmaceutical Inc. (“BioMimetic”) that enables BioMimetic to use its recombinant human platelet derived growth factor (“rhPDGF”) in combination with our proprietary VITOMATRIX™ particulate synthetic scaffold biomaterial, which we produce in the same process used to manufacture VITOSS. Under the agreement, we supply our proprietary beta tricalcium phosphate biomaterial to BioMimetic for its clinical and commercial use in conjunction with its rhPDGF. The agreement provides that BioMimetic may market and sell the combined product in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

Other Sales and Corporate Information

We market and sell our VITOSS products, the IMBIBE® Bone Marrow Aspiration and Delivery Devices (used with VITOSS) and VITAGEL and CELLPAKER products through a U.S. field sales network of direct sales representatives and independent sales agencies that we began to assemble in June 2003. As of December 31, 2006, we had approximately 74 direct sales representatives and arrangements with approximately 22 independent sales agencies that we utilize to market our products. We continue to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territories are underserved. Outside of the U.S., we primarily utilize a network of independent stocking distributors to market VITOSS, CORTOSS and the ALIQUOT® Delivery System (a system designed to facilitate effective delivery of our CORTOSS product).

Information regarding our product sales by geographic markets for the years ended December 31, 2006, 2005 and 2004 are included in Note 12 (Product Sales) to the consolidated financial statements, which is included elsewhere in our report on Form 10-K.

We market and sell our products for only the indication(s) or use(s) that have received regulatory approval or clearance.

Our principal executive offices are located at 77 Great Valley Parkway, Malvern, Pennsylvania 19355, and our telephone number is (610) 640-1775. We maintain a website at www.orthovita.com and make available free of charge on this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The reference to our website is intended to be an inactive textual reference only.

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

VITOSS FOAM Strips and Cylinders VITOSS FOAM Flow VITOSS FOAM Shapes VITOSS FOAM Pack

VITOSS is an ultra-porous resorbable beta-tricalcium phosphate bone void filler used to help the body guide the three-dimensional regeneration of the patient’s own bone. We launched VITOSS in the U.S. and the EU in 2001 and have sold over 180,000 units through December 31, 2006. VITOSS’s ultra-porosity allows it to soak and hold its own volume in blood and bone marrow aspirate and has been shown to perform well in an array of applications in the spine, extremities and pelvis, such as spinal grafting and the treatment of bone defects due to trauma, degenerative disease and tumors. VITOSS integrates well into existing bone and allows for bone in-growth and maturation. VITOSS and the VITOSS FOAM products are covered by issued and pending U.S. and foreign patents.

Since the initial U.S. regulatory clearance and subsequent product launch in mid-2001, we have developed and are developing a number of new VITOSS-based products and related delivery devices that are designed to expand the market for our VITOSS products by broadening the range of surgical indications and by addressing additional surgeon preferences and needs. In 2003, we entered into a development, manufacturing and supply agreement with Kensey, which led to the development and launch of the VITOSS FOAM product platform. The VITOSS FOAM products combine our base VITOSS technology with Kensey’s proprietary resorbable biomaterials to produce a wide array of pliant, flexible, flowable and compression resistant bone graft materials. The VITOSS FOAM products have the ability to soak and hold their own volume in blood and bone marrow aspirate while retaining these biological fluids in pliable and compression resistant forms. These forms can be designed into specific shapes and material characteristics to meet a surgeon’s need for handling and delivery in a variety of surgical approaches and applications. We also launched VITOSS Cancellous Chips during the first half of 2006.

Bone Defect Grafting. Injury or trauma to the bone, degenerative conditions, disease and aging all affect the health and viability of the human skeleton. These conditions often result in the need for the repair of bone defects through a bone grafting procedure. We estimate that approximately

1,000,000 bone grafting procedures on a worldwide basis are performed each year in the spine, extremities and pelvis. Bone grafting material is either (i) autograft material, which is often obtained or harvested from the iliac crest region of the patient’s own hip, (ii) allograft material, which is obtained from a cadaver, or (iii) synthetically derived materials that provide one or more components of either bone-like scaffold (such as VITOSS), cells or signals (such as bone morphogenic proteins). VITOSS has been used in bone grafting procedures as a bone graft substitute to provide a synthetic scaffold in a variety of applications, including those of the extremities, spine and pelvis. When used with the patient’s bone marrow, VITOSS provides all components of scaffold, cells and signals.

A harvest of autograft material involves an additional procedure that extends surgical time, adding to costs and increasing blood loss and patient risk of infection or adverse reaction from the additional time under anesthesia. In addition, harvesting bone for autograft sometimes causes protracted pain that may necessitate additional medical care after the surgical procedure. Using VITOSS instead of autograft material may avoid these potential complications.

Disadvantages of allograft bone include the possibility of disease transmission, antigenic response and quality variability. VITOSS is a synthetic beta-tricalcium phosphate material without these possible disadvantages.

Spinal Grafting. Many patients affected by severe back pain due to degeneration of one or more discs are treated with a spinal surgical procedure. We estimate that each year approximately 500,000 spinal surgical procedures are done on a worldwide basis. In cases where the patient has advanced disc degeneration or spinal instability, a spinal surgical procedure may involve a surgical incision in the patient’s back or abdomen and frequently requires the removal of the affected disc material and the surgical attachment of a metal implant, spinal fusion cage, or machined bone derived from a cadaver to provide the initial support and intrinsic stability of the bony structure for the two surrounding vertebrae. Such spinal surgical procedures may require the use of a bone grafting material to help treat any surgically created bony defects. We believe the use of VITOSS as a bone void filler, rather than allograft or autograft materials, in spinal grafting procedures may be preferable for both the patient and the surgeon.

Trauma. Physical trauma such as falls and accidents can result in bone fracture or damage. Fractures of broken bones are often realigned with hardware, such as plates, rods and screws. Once the hardware has been used to recreate the skeletal anatomy and to provide the stability of the bony structure, there are often defects or voids in the bone which remain. Those voids may require the use of bone graft material. The goal of bone grafting in trauma applications is to rapidly heal the damaged bone. Approximately 100,000 trauma related bone graft repairs are performed annually on a worldwide basis. Autograft, cadaver allograft, as well as synthetic scaffolds like VITOSS, are used for trauma related bone graft repairs. VITOSS has been used as a bone graft substitute in a variety of trauma applications, including those of the extremities, spine and pelvis.

Dental, Periodontal, Oral and Cranio-Maxillofacial. In August 2002, we entered into a supply agreement with BioMimetic that allows BioMimetic to use its rhPDGF in combination with our proprietary VITOMATRIX particulate synthetic scaffold biomaterial, which we produce in the same process used to manufacture VITOSS. Under the agreement, we supply our proprietary beta tricalcium phosphate biomaterial to BioMimetic for its clinical and commercial use in conjunction with rhPDGF. BioMimetic markets the combined product in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets.

Bone Marrow Aspiration System with IMBIBE Needles, Syringes and IMBIBE Disposable Delivery Instrumentation, used with VITOSS

Bone Marrow Aspiration Needle	FDA 510(k) cleared – June 2005

Bone Marrow Aspiration Syringe	FDA 510(k)s cleared September 2001 and March 2003

Disposable Delivery Funnel	Class I exempt device (see Government Regulation below)

Disposable Delivery Tube	Class I exempt device (see Government Regulation below)

The disposable IMBIBE devices provide spine and orthopedic surgeons with a simple method for harvesting a patient’s own bone marrow, mixing it with VITOSS, and delivering the mixture to the bone graft site. We believe IMBIBE, when used together with VITOSS, will provide greater flexibility and options for surgeons. IMBIBE is covered by a U.S. issued patent.

VITAGEL Surgical Hemostat and Accessories

VITAGEL Surgical Hemostat	PMA approved, U.S. distribution rights initially obtained June 2004 (See Government Regulation below)

CELLPAKER Plasma Collection System	PMA approved, U.S. distribution rights initially obtained June 2004 (See Government Regulation below)

Malleable Extended Applicator	PMA approved, U.S. distribution rights obtained June 2004 (See Government Regulation below)

Laparoscopic Extended Applicator	PMA approved, U.S. distribution rights obtained June 2004 (See Government Regulation below)

VITAGEL Spray Set	FDA 510(k) cleared October 2005

VITAGEL is an FDA-approved, composite liquid hemostat that combines the biomaterials bovine thrombin and bovine collagen with the patient’s autologous plasma. When applied to the surgical site, VITAGEL creates a safe adherent matrix and an impermeable barrier to blood flow. VITAGEL has been marketed to general surgeons and is applicable in the spine, hip and knee replacement surgery markets, where bleeding is a significant complication for many routine surgeries. After initially obtaining the right to sell CoStasis from Angiotech in June 2004, we rebranded CoStasis as VITAGEL Surgical Hemostat in January 2005 with CELLPAKER accessories, and relaunched the product within our existing orthopedics and spine-based sales channel, utilizing the same marketing strategy that we use for all of our VITOSS-related products. This strategy provides our sales network additional functional biomaterial products to offer to customers. During the first half of 2006, we launched the VITAGEL Spray Set. VITAGEL and CELLPAKER are covered by U.S. and foreign issued patents owned by our licensor Angiotech.

Near-Term Product Development

We have developed and are continuing to develop new products under our approved VITOSS, VITAGEL and IMBIBE product platforms. We may seek to bring VITOSS, VITAGEL and/or IMBIBE product line extensions to market in the U.S. through the 510(k) or PMA regulatory process (see Government Regulation below). These product line extensions will be in addition to our U.S. CORTOSS investigational device exemption (“IDE”) clinical program, which is described below.

CORTOSS Bone Augmentation Material

CORTOSS is a self-setting glass ceramic polymeric composite engineered specifically to mimic the characteristics of human bone. Laboratory tests demonstrate that CORTOSS exhibits compressive strength similar to human bone. For patients with poor bone healing, as seen in osteoporotic patients, CORTOSS may be used in a variety of surgical procedures to quickly provide structural stability and reinforcement of the bones after surgery. The surgeon’s goal is to repair the patient’s bone and enhance the patient’s mobility as quickly as possible since prolonged bed rest or inactivity may result in decreased overall health for older or osteoporotic patients.

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

We received CE Certification for CORTOSS for use in screw augmentation procedures in October 2001 in the EU and regulatory approval in March 2001 in Australia, which enables us to sell CORTOSS in these territories as well as in other countries that have adopted the EU’s regulatory standards. Screw augmentation is a procedure for securing the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. We successfully completed post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. In addition, during January 2003, we received CE Certification in the EU to market CORTOSS for vertebral augmentation of VCFs of the spine. Vertebral augmentation of VCFs is a procedure for repairing fractured vertebrae that can be performed on an outpatient or short-stay basis. We have sold over 7,400 units of CORTOSS through December 31, 2006. During 2003 and 2004, we completed patient enrollment of two FDA-approved IDE pilot clinical studies in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the vertebroplasty and kyphoplasty surgical techniques, respectively. We expect that the two pilot studies will be completed in the third quarter of 2007. Both surgical techniques involve the injection of a self-setting material into the vertebral body to provide internal fixation of the VCF. Upon FDA review of the vertebroplasty pilot clinical data, we received approval from the FDA to begin patient enrollment in a prospective, randomized control pivotal phase of that clinical study. See “GOVERNMENT REGULATION – CORTOSS” below for more information about the design of the pivotal study. The pivotal study was fully enrolled as of February 21, 2007 with 162 CORTOSS patients and 94 polymethylmethacrylate (“PMMA”) patients. Patients will be followed at intervals up to 24 months post-procedure. If the study data is supportive, we plan to seek FDA clearance for CORTOSS in the U.S. through the 510(k) regulatory process (see GOVERNMENT REGULATION below). We do not expect to receive FDA clearance for the sale of CORTOSS in the U.S. prior to 2008, if at all.

Vertebral Augmentation of VCFs. We estimate there are approximately 700,000 patients in the U.S. with VCFs caused by osteoporotic bone or bone cancer resulting in severe pain and immobility. Of these, we believe approximately 260,000 fractures are diagnosed. The traditional treatments, e.g., bed rest, bracing, narcotics or anesthetic injections, do not address the underlying fracture. Vertebral augmentation of VCFs has been reported to provide early pain relief in over 90% of osteoporotic patients. Early relief of pain provided by vertebral augmentation of VCFs enables patients to maintain better functional capacity. Functional capacity, in turn, is believed to be directly related to the ability to live independently and unassisted. We are not aware of any product that has received FDA approval or CE Certification for use in this procedure on the basis of prospective, controlled clinical data. However, since 2004 several versions of PMMA bone cement have been 510(k) cleared by the FDA. We believe CORTOSS may have several advantages over PMMA in vertebral augmentation of VCFs, such as its lower temperature setting that reduces the risk of tissue necrosis associated with PMMA, its higher compression strength and more natural elasticity and its ability to be mixed on demand. In addition, unlike PMMA, CORTOSS does not release volatile free unreacted monomers into the patient’s body. Published data reports that monomer release has been shown to cause a variety of cardiopulmonary complications such as hypotension and emboli in the lungs and brain.

Screw Augmentation. Worldwide each year, we estimate approximately 1,500,000 orthopedic procedures are performed using internal fixation devices that involve screws, including pedicle, trauma and hip fracture screws. CORTOSS may be used in those procedures where the screws “strip” or fail to hold the integrity of the internal fixation construct due to poor bone quality, as is often the case with osteoporotic bone. Where screws fail to hold, current treatment options include: (i) replacing the screw with a screw of larger diameter, which may further weaken the bone and is not always possible because of the size of the screw holes and/or the bone, or (ii) augmenting the screws with PMMA bone cement, which is cumbersome and time consuming. PMMA must be manually mixed and transferred into a syringe for application. After mixing, there is only a small time window in which the PMMA can be used before it sets, making it difficult to augment more than one screw at a time. Additionally, PMMA bone cement is not approved in either Europe or the U.S. for pedicle, trauma or hip fracture screw augmentation. We believe the use of CORTOSS to anchor the screw in a quick and efficient way enables the full function of the screw to be restored. We are not aware of any cement products that have received FDA approval or CE Certification that would be in competition with CORTOSS for these indications.

ALIQUOT Delivery System

Our ALIQUOT Delivery System facilitates delivery of materials to bony sites, including delivery of our CORTOSS product directly to the surgical site. A coaxial system of catheter and syringe dispenser is designed to assure effective delivery of material in vertebral augmentation of VCFs and screw augmentation procedures. During the second quarter of 2002, we received CE Certification from our Notified Body for ALIQUOT. The ALIQUOT system was used as part of our European multi-center prospective clinical study for CORTOSS in vertebral augmentation of VCFs and was used in the U.S. clinical studies for CORTOSS in vertebral augmentation of VCFs. ALIQUOT is covered by issued and pending U.S. and foreign patents.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in this report for a discussion of significant contractual arrangements relating to (i) our joint product development and commercialization arrangements, (ii) our licensing arrangements and (iii) our revenue sharing arrangement.

OUR RESEARCH & DEVELOPMENT

We employ composite engineering, polymer science, biologics processing, solution chemistry and nanoparticulate ceramic glass science to create our bio-surgery materials technology platforms. We then utilize biomaterials and biologic technologies developed, co-developed or licensed by us to commercialize bio-surgery products for spine and orthopedic surgical applications. Patents have been issued and additional patent applications have been filed to protect our key biomaterial developments. See “Patents and Proprietary Intellectual Property” below for additional information. We incurred approximately $8,472,000, $7,167,000 and $5,657,000 in research and development expenses in 2006, 2005 and 2004, respectively.

PATENTS AND PROPRIETARY INTELLECTUAL PROPERTY

Our strategy is to seek protection for our product technologies and manufacturing methods through the use of U.S. and foreign patents. We have filed or intend to file applications as appropriate for patents covering our technologies, products and processes. As of the date of this filing, the products we have developed and marketed are covered by one or more of our eighteen issued U.S. patents, nineteen pending U.S. patent applications and numerous counterparts of certain of these patents and pending patent applications outside the U.S., including Canada, Europe, Mexico and Japan. Our patents are set to expire between 2015 and 2021; however, certain of our patents may be extendable under 35 United States Code 156, which pertains to the extension of the patent term.

MANUFACTURING AND PRODUCT SUPPLY

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with current FDA Quality System Regulations, EU Medical Devices Directive, International Organization for Standardization (“ISO”) 9000 Series standards, ISO 13485/European Norm (“EN”) 13485 and equivalent requirements.

Our 24,800 square foot VITOSS, VITAGEL and CORTOSS manufacturing facilities that produce our commercial products are leased through July 2012 and are certified as meeting the requirements of ISO 9000: 2000 and EN 13485 for the period July 1, 2006 through July 1, 2009. These facilities are subject to inspection by the FDA for compliance with FDA device manufacture requirements. The most recent FDA inspection in June 2006 resulted in no FDA Form 483 observations cited.

We believe our existing manufacturing facilities have the capacity to meet our commercial needs into 2008. In the fourth quarter of 2006, we commenced renovations at sites we currently lease to expand our capacity to manufacture our products. We expect to complete the manufacturing facilities expansion by the end of 2007. We currently manufacture VITOSS, VITAGEL and CORTOSS at our manufacturing facilities. We are manufacturing CELLPAKER, IMBIBE and ALIQUOT through outside third-party contract manufacturers. Our VITOSS is converted to VITOSS FOAM by Kensey, our development partner under a long term supply agreement. Our third-party manufacturers are regulated by government agencies and are required to be ISO 9001/EN 13485 certified or otherwise meet our quality system requirements (See “GOVERNMENT REGULATION” below).

Our ability to manufacture our products is dependent on a limited number of specialty suppliers of certain raw materials. We have a supply agreement which provides bovine collagen for the manufacture of VITAGEL. The initial term of the supply agreement expires in August 2008; however, we received notice in the first quarter of 2007 from our supplier of its intent to cease production of bovine collagen between January 1, 2008 and June 30, 2008 and sell or close its collagen processing plant by December 31, 2008. We are seeking to obtain a strategic collagen reserve for VITAGEL and are exploring solutions to ensure long and short-term collagen supply. If we locate a new source of collagen for VITAGEL or otherwise modify its manufacturing process or raw material components, we may need to obtain approval for such modification from the FDA in the form of a PMA supplement. See “GOVERNMENT REGULATION – United States”. We also have a supply agreement with Kensey for bovine collagen used in our VITOSS FOAM product line. We do not have any other supply agreements for raw materials. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, or our inability to find an alternative supplier with acceptable prices and quality, would have a material adverse effect on our ability to manufacture these products. Moreover, our failure to continue to maintain strategic reserve supplies of each significant single-sourced material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Royalty Securitization Trust I

(“Royalty Trust” and successor-in-interest to Paul Capital Royalty Acquisition Fund, L.P.), which is described below in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operation – “Critical Accounting Policies—Revenue Interest Obligation.”

SALES AND MARKETING

In June 2003, we began to assemble a U.S. field sales network of direct sales representatives and independent sales agencies who now market VITOSS, VITAGEL, CELLPAKER and IMBIBE. We continually seek to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent sales agency coverage or the territories are underserved. Outside of the U.S., we primarily utilize a network of independent, stocking distributors to market VITOSS, CORTOSS, and ALIQUOT.

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

We believe VITOSS faces competition from numerous synthetic, bone morphogenic proteins (BMPs) and cadaver-based products, such as demineralized bone matrix (DBM) products, currently on the market that may be used for the same indications as our products as well as other products and technologies that may enter the market in the future. In 2004, total disc replacement devices (TDRs) were introduced in the spinal market as a treatment alternative for degenerative disc disease designed to preserve the motion of the vertebrae of the spine. These TDRs could negatively impact the spinal fusion market which could in turn adversely impact the use of VITOSS in spine grafting procedures. However, we believe that several factors mitigate against the broad use of TDRs, including the need for surgeon training, the high level of surgeon technical skills required, surgeon concern regarding the challenges of TDR revision surgery should that become necessary due to loosening or subsidence of the device over time, and procedure reimbursement. It is too early to estimate the rate at which the market will ultimately adopt this or comparable technology as a treatment alternative or its resulting impact on our products.

VITAGEL is approved by the FDA as a surgical hemostat where bleeding may be a significant complication for many routine surgeries. As such, VITAGEL can be marketed broadly to general surgeons and is applicable in the spine, hip and knee replacement surgery markets. VITAGEL faces competition from several more established surgical hemostat products marketed by other companies with substantially greater resources than us. However, we believe VITAGEL offers unique advantages in comparison to these other products in terms of VITAGEL’s quick and easy preparation for use, as well as its use of the patient’s autologous plasma instead of pooled donated human plasma as is the case with the leading products in the market.

CORTOSS is under clinical development in the U.S. for use in the vertebral augmentation of VCFs and has received CE Certification for use in vertebral augmentation of VCFs and in screw augmentation. If CORTOSS is cleared by the FDA for use in vertebral augmentation of VCFs, it will face competition from the several PMMA bone cement products that have been 510(k) cleared by the FDA since 2004 for this indication. Outside the U.S., CORTOSS is facing competition from several other PMMA bone cement products that have received CE Certification since 2004 for this indication. We do not know of any products that have received FDA approval or a CE Certification for use in screw augmentation or for which such approval is being sought.

GOVERNMENT REGULATION

In order to market our products, we must apply for, be granted and maintain all necessary regulatory approvals, clearances and certifications. In addition, we must comply with all regulatory requirements in each applicable jurisdiction. We have received 510(k) regulatory clearance in the U.S. from the FDA in December 2000, and CE Certification in the EU from our Notified Body in July 2000, for VITOSS. We also received regulatory approval to sell VITOSS in Australia and Canada in March 2001 and June 2004, respectively. The CE Certification permits us to sell our approved products in all of the countries of the EU as well as in other countries, such as Switzerland and Israel, that have mutual recognition agreements with the EU or have adopted the EU’s regulatory standards. We received 510(k) regulatory clearance for VITOSS Canisters and VITOSS FOAM in November and December 2003, respectively, in the U.S. from the FDA. In September 2001 and June 2005, we received 510(k) regulatory clearance in the U.S. from the FDA to market our IMBIBE product for use as a bone marrow aspiration syringe and needle, respectively.

CORTOSS

We received CE Certification for CORTOSS in October 2001 in the EU and regulatory approval in March 2001 in Australia, which enables us to sell CORTOSS in these territories for use in securing the fixation of bone screws in patients with weak bone caused by osteoporosis. In addition, during January 2003 our CE Certification was extended to enable us to market CORTOSS in the EU for vertebral augmentation of VCFs, including compression fractures of the spine caused by osteoporosis and invasive tumors. During the second quarter of 2002, we received CE Certification from our Notified Body for ALIQUOT, which facilitates delivery of CORTOSS.

During 2003 and 2004, we completed patient enrollment of two FDA-approved IDE pilot clinical studies in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the vertebroplasty and kyphoplasty surgical techniques, respectively. We expect that the two pilot studies will be completed in the third quarter of 2007. Both surgical techniques involve the injection of a self-setting material into the vertebral body to provide internal fixation of the VCF. Upon FDA review of the vertebroplasty pilot clinical data, we received approval from FDA to begin patient enrollment in a prospective, randomized controlled pivotal phase of that clinical study. The study design was subsequently amended and approved by the FDA in August 2004 to allow the comparison of CORTOSS to a treatment arm using PMMA bone cement instead of a non-treatment arm consisting of conservative care and pain management. In February 2007, we completed enrollment of the pivotal CORTOSS study, which was conducted under an FDA Investigational Device Exemption (IDE). A total of 256 patients were enrolled in the pivotal study with a randomization of approximately 2:1 (162 patients treated using CORTOSS and 94 patients treated using a PMMA bone cement) at 22 sites. Patients will be followed at intervals of up to 24 months post-procedure. If data from the pivotal study is supportive, we intend to seek clearance to market CORTOSS in the U.S. through a 510(k) submission. We do not expect to receive FDA clearance for the sale of CORTOSS in the U.S. prior to 2008, if at all.

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

Before we can introduce a new device into the market, we must generally obtain market clearance through a 510(k) notification or premarket approval through a premarket approval (“PMA”) application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not required a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies be performed to establish the device’s “substantial equivalence.”

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

Modifications to a device that is the subject of an approved PMA (including modifications to its labeling, raw material components or manufacturing process) may require approval by the FDA in the form of a PMA supplement or new PMA. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

If clinical trials of a device are required in connection with either a 510(k) notification or a PMA and the device presents a “significant risk,” we will be required to file an IDE application prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is reviewed and approved by the FDA and one or more appropriate Institutional Review Boards (“IRBs”), clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a “non-significant risk” to the patient, we may begin the clinical trials after obtaining approval for the study by one or more appropriate IRBs. For “significant risk” devices, we must submit an IDE supplement to the FDA and receive approval from the FDA before we, or our investigator, may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. IRB approval may be required for changes in the investigational plan for both non-significant risk and significant risk devices.

Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including reporting and record keeping requirements. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. Our most recent FDA inspection in June 2006 resulted in no observations with no corrective actions being required. The FFD&C Act requires devices to be manufactured in accordance with QSR requirements that impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Medical devices are also subject to post-market reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or efficacy problems occur after the product reaches the market, the FDA may impose severe limitations on the use of any approved or cleared product.

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

Europe

In order to sell our products within the EU, we are required to achieve compliance with the requirements of the MDD and affix a CE Mark on our products to attest such compliance. To achieve this, our products must meet the “essential requirements” defined under the MDD relating to safety and performance and we must successfully undergo a verification of our regulatory compliance (“conformity assessment”) by an independent Notified Body. We have selected TNO, The Netherlands Organization for Applied Science Research, as our “Notified Body.” The nature of the conformity assessment will depend on the regulatory class of our products. Under European law, our products, other than IMBIBE and ALIQUOT (which are Class I – sterile and Class II-A, respectively), are likely to be in Class III. In the case of Class III products, we must (as a result of the regulatory structure which we have elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD and demonstrated by compliance with EN 13485:2003. We are certified as meeting the requirements of ISO 9001: 2000 and EN 13485 for the period July 1, 2006 through July 1, 2009. Our Notified Body has audited our quality system and determined that it meets the requirements of the MDD. In addition, the Notified Body must approve the specific design of each device in Class III, IIa and IIb. As part of the design approval process, the Notified Body must also verify that the products comply with the essential requirements of the MDD. In order to comply with these requirements, we must, among other things, complete a risk analysis and may be required to present clinical data. The clinical data presented by us must provide evidence that the products meet the performance specifications claimed by us, provide sufficient evidence of adequate assessment of unwanted side effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. We are subject to continued surveillance by the Notified Body and are required to report any serious adverse incidents to the appropriate authorities. The decision of the Notified Body is valid for a maximum of five years but may be extended by application for additional five year periods. We also are required to comply with additional national requirements that are outside of the scope of the MDD. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

THIRD-PARTY REIMBURSEMENT

Successful sales of our products in the U.S. and other markets will depend on the availability of adequate coverage and reimbursement from third-party payers relative to our products. In the U.S., health care providers, such as hospitals and physicians that purchase or utilize our products for treatment of their patients, generally rely on independent third-party payers, such as private insurance companies or HMOs, and governmental payers, such as Medicare and Medicaid, to reimburse all or part of the costs and fees associated with the provision of items and services using our products. Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these payers for the cost of procedures using our products.

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

The methodology for determining (1) the coverage status of our products; and (2) the amount of Medicare reimbursement for our products, varies based upon, among other factors, the setting in which a Medicare beneficiary received health care items and services. Acute care hospitals are generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the Prospective Payment System (“PPS”), acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, into which each Medicare beneficiary stay is assigned, regardless of the actual cost of the services provided. Certain additional or “outlier” payments may be made to a hospital for cases involving unusually high costs. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing our products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the services furnished to Medicare-eligible inpatients in which our products are utilized. Because PPS payments are based on predetermined rates and may be less than a hospital’s actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment, devices and supplies, including those sold by us, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. Our product revenue could be affected negatively if acute care hospitals discontinue product use due to insufficient reimbursement, or if other treatment options are perceived to be more cost-effective. Medicare also reimburses most outpatient services based on a prospective or predetermined payment basis, subject to certain exceptions and limitations. Similarly, some states reimburse certain health care providers for inpatient services under their Medicaid programs by using prospective rates for diagnosis-related groups of illnesses. Therefore, health care providers may refuse to use our products if coverage or reimbursement is inadequate. Also, any changes in federal legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our products could have a material effect on our results of operations.

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

Member countries of the EU operate various combinations of centrally financed health care systems and private health insurance systems. The relative importance of government and private systems varies from country to country. The choice of devices is subject to constraints imposed by the availability of funds within the purchasing institution and by hospital and authority priorities. Medical devices are most commonly sold to hospitals or health care facilities at a price set by negotiation between the buyer and the seller. A contract to purchase products may result from an individual initiative or as a result of a competitive bidding process. In either case, the purchaser pays the supplier, and payment terms vary widely throughout the EU. Failure to obtain favorable negotiated prices with hospitals or health care facilities could adversely affect sales of our products.

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

The countries of the EU have individual and varying legislative provisions governing health care fraud and abuse, including provisions governing inducement to purchase. Violation of these provisions can lead to action both against the provider of the device and against the health care provider.

PRODUCT LIABILITY AND INSURANCE

We manufacture medical devices used on patients in surgery, and we may be subject to product liability lawsuits. We have experienced two product liability claims to date, which we have successfully defended. There can be no assurance that other product liability claims will not be asserted against us in the future. Under certain of our agreements with our independent sales agencies, stocking distributors and hospital customers, we provide indemnification from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $10,000,000, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award.

EMPLOYEES

As of December 31, 2006, we had 198 full-time employees, with 96 employees at our Malvern, Pennsylvania headquarters, 94 employees throughout the U.S. and 8 employees in Europe. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

If our current products are not commercially successful, or if we do not increase our product portfolio and successfully commercialize new products, our operating results will be impaired and our viability jeopardized.

We are highly dependent on successfully selling our products for which we have received regulatory approval or clearance. We do not expect to obtain regulatory approvals or clearances in the United States for any of our products under development, if obtained at all, prior to 2008. To date, we have received regulatory clearance or approval to market VITOSS, CORTOSS and ALIQUOT for specified uses in the European Union, Australia and countries adhering to the regulatory standards of the European Union. We have also received regulatory clearance or approval to market VITOSS, IMBIBE, and VITAGEL in the United States. Revenues generated from sales of our approved or cleared products in their approved territories have not been and in the future may not be sufficient to fund operations. There is no assurance that we can increase our product portfolio or that any additional products will be commercially successful and generate revenues sufficient to fund operations. In particular, if our CORTOSS product is not cleared in the United States or does not become commercially successful, our long-term viability may be jeopardized.

Certain factors that may limit our ability to increase sales include:

•	the ability of our direct sales representatives to develop and retain a customer base and compete with larger sales forces with more extensive product portfolios;

•	our dependence on the efforts of independent agents and distributors to promote the use of our products, over which we have limited control;

•	the introduction of new products into the market by competing orthopedic companies based upon other competing technologies;

•	our dependence on the continued publication of independent pre-clinical and clinical data to support the use of our products;

•	our need to train a sufficient number of surgeons to create demand for our products; and

•	the need for payors to authorize insurance reimbursement for procedures using our products.

Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. Surgeons will not use our products unless they determine, based on experience, clinical data and recommendations from prominent surgeons and mentors that our products are safe and effective. Our products are based on newer technologies and must compete with more established treatments currently accepted as the standards of care. The attributes of some of our products may require some changes in surgical techniques that have become standard within the medical community, and there may be resistance to change. Therefore, for these products, we must be able to convince surgeons who currently favor existing techniques to switch to new procedures that would use our products. Many surgeons will not purchase our products until there is sufficient, long-term clinical evidence to convince them to alter their existing treatment methods. In addition, surgeons may be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement for our products. Any failure to gain market acceptance of our products could result in lower sales and the inability to become profitable.

If losses continue in the long term, it could limit our growth in the orthopedic industry and jeopardize our viability.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our stock. In July 2004, we raised approximately $24,000,000 in net proceeds from the sale of 5,681,818 shares of our Common Stock to Angiotech. In December 2005, we raised an aggregate of approximately $12,900,000 in net proceeds from the sale of 4,318,182 shares of our Common Stock to institutional investors. In November and December 2006, we raised approximately $26,600,000 in net proceeds from the sale of 8,819,128 shares of our Common Stock to institutional investors. We believe our existing cash, cash equivalents, and investments of $28,338,522 as of December 31, 2006 will be sufficient to meet our currently estimated operating and investing requirements at least into the second quarter of 2008. To date, we have not been profitable. We have incurred substantial operating losses since our inception and at December 31, 2006, had an accumulated deficit of $136,037,774. These losses have resulted principally from:

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

We expect to raise additional capital. If we are unable to raise additional capital in the future, our product development could be limited and our long term viability may be threatened; however, if we raise additional capital, your percentage ownership as a shareholder of Orthovita will decrease and constraints could be placed on the operation of our business.

We plan to seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financing investments.

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

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with current FDA Quality System Regulation and requirements, and EU Medical Device Directives requirements, International Organization for Standardization (“ISO”) 9000 Series standards, ISO/European Norm (“EN”) 13485 and equivalent requirements.

Our 24,800 square foot VITOSS, VITAGEL and CORTOSS FDA registered manufacturing facilities located in Malvern, Pennsylvania produce our commercial products, are leased through July 2012 and are certified as meeting the requirements of ISO 9000: 2000 and EN 13485 for the period July 1, 2006 through July 1, 2009. These facilities are subject to inspection by the FDA for compliance with FDA device manufacture requirements. The most recent FDA inspection in June 2006 resulted in no FDA Form 483 observations cited. . Pursuant to our license agreement with Angiotech, we assumed full responsibility for manufacturing VITAGEL in 2006 and CELLPAKER in 2007 after receiving the requisite approvals from the FDA. There can be no assurance that we will be able to comply with FDA requirements to continue to manufacture VITOSS, VITAGEL, CORTOSS or CELLPAKER, which could result in delay or inability to manufacture and sell the products. We believe our manufacturing facilities have the capacity to meet our commercial needs at least into 2008 and plan to expand our manufacturing capacity in 2007 to meet our commercial needs for the next several years.

Our third-party manufacturers are also regulated by governmental agencies and are required to be ISO 9001/EN 13485 certified or otherwise meet our quality system requirements. We manufacture CELLPAKER, IMBIBE and ALIQUOT through outside third-party contract manufacturers. Our VITOSS is converted to VITOSS FOAM by Kensey, our development partner.

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

Failure to comply with such regulations or a delay in attaining compliance may result in:

•	warning letters;

•	injunctions suspending the manufacture of products;

•	civil and criminal penalties;

•	refusal to grant premarket approvals or clearances, CE Certifications, CE Certification renewals, or clearances to products that are subject to future or pending submissions;

•	product recalls or seizures of products; and

•	total or partial suspensions of production.

If we or any of our third party manufacturers cannot produce our products, our product sales may suffer.

If we are unable to operate an effective sales and distribution network, our ability to generate sales and become profitable will be impaired.

We have assembled a field sales network of independent sales agencies and direct sales representatives in the U.S. in order to market VITOSS, VITAGEL and IMBIBE. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS and ALIQUOT. We seek to strengthen our field sales network through the addition of direct sales representatives in those U.S. territories where we either do not have independent sales agency coverage or the territories are underserved. We are dependent upon our distributors, sales agencies and direct sales representatives for the sale of our products. Any failure to maintain and effectively manage our distribution network will impair our ability to generate additional sales and become profitable.

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

The independent U.S. agencies selling VITOSS generally sell products from other orthopedic companies. A single agency may sell VITOSS, as well as hardware manufactured by other orthopedic companies consisting of metal plates, screws and titanium spinal cages, to end user hospitals. Our sales could be adversely affected if, for any reason, one or more of our successful agencies lost their hardware product line provided by other orthopedic companies. Additionally, our independent agencies may be unable or unwilling to carry or effectively sell VITOSS as a result of the introduction of new products into the market based upon other technologies that could compete with VITOSS. Our sales could be adversely affected if one or more of our successful agencies eliminated VITOSS from their product line for any other reason and terminated their agency arrangement with us. Our sales could also be adversely affected if our independent agencies become concerned that their agency arrangement with us could be eliminated as a result of another company’s offer or threat to acquire us. The complete product line represented by the distributors and agencies, including our products, is an important factor in the distributors’ or agencies’ ability to penetrate the market. Accordingly, our ability to penetrate the markets that we intend to serve is highly dependent upon the quality and breadth of the other product lines carried by our distribution network, the components of which may change from time to time, and over which we have little or no control.

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

We may incur significant liability if it is determined that we are promoting the “off-label” use of our medical devices. The unapproved or “off-label” use of our products could also adversely affect the reputation of our products.

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

The medical devices that we manufacture and market, or intend to market, are subject to extensive regulation by the FDA, the European Union Medical Device Directive and other worldwide regulatory agencies. In order to market our products, we must apply for, receive and maintain all necessary regulatory approvals or clearances in each applicable jurisdiction for specified uses of the products. Under FDA regulations and laws of other countries, we are only permitted to commercially distribute our products for approved indication(s) or use(s); failure to comply with these regulations may subject us to FDA and other enforcement action.

CORTOSS received CE Certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, in January 2003 for use in repairing vertebral compression fractures. However, surgeons may have attempted to use CORTOSS “off-label” in procedures to repair vertebral compression fractures performed prior to the European Union’s approval of CORTOSS for this type of procedure. Furthermore, all surgeons have not been trained in the proper use of CORTOSS to repair vertebral compression fractures. A surgeon who has not been properly trained to use CORTOSS in a procedure to repair vertebral compression fractures could pose a risk to the reputation of our CORTOSS product. In addition, the occurrence of an adverse event while using our product “off-label” in procedures other than the repair of vertebral compression fractures or screw augmentation could adversely affect the reputation of CORTOSS or any of our other products as well as us.

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

We are dependent on a limited number of specialty suppliers of certain raw materials, and our business and financial results could be harmed if a specialty supplier no longer provides materials to us.

Our ability to manufacture VITOSS, VITAGEL and CORTOSS and to have VITOSS FOAM manufactured by and for us is dependent on a limited number of specialty suppliers of certain raw materials. We have a single source supplier for thrombin, a requisite raw material in our VITAGEL product. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Moreover, our failure to maintain strategic reserve supplies of each significant single-sourced material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Royalty Trust. Although we believe that we maintain good relationships with our suppliers, we cannot assure that such supplies and services will continue to be available with respect to our current and future commercialized products.

We have a supply agreement which provides bovine collagen for the manufacture of VITAGEL. The initial term of the supply agreement expires in August 2008; however, we received notice in the first quarter of 2007 from our supplier of its intent to cease production of bovine collagen between January 1, 2008 and June 30, 2008 and either close or sell its collagen processing facility by December 31, 2008. While we are seeking to obtain a strategic collagen reserve for VITAGEL, there is no assurance that we will be successful. The occurrence of any of the following could have a material adverse effect on our ability to manufacture and sell VITAGEL and CELLPAKER, which is approved for use only in conjunction with VITAGEL:

•	our inability to find an alternative supplier with acceptable prices, quality and requisite regulatory approvals;

•	our inability to obtain a strategic reserve of this collagen sufficient to meet our anticipated sales requirements;

•	our inability to obtain collagen supply from this manufacturing facility if it is sold; or

•	delays caused by the need to secure PMA approval of a new manufacturing facility for the raw material.

If we are unable to sell VITAGEL and CELLPAKER for a period of time, our customers may seek alternative products and we may lose market share for VITAGEL and CELLPAKER. Further, there is no assurance that we will regain any VITAGEL and CELLPAKER market share that may be lost.

Moreover, a delay or inability to sell VITAGEL and CELLPAKER could result in an impairment charge to our intangible asset represented by the then-remaining balance of our original $9,000,000 prepayment of the profit-sharing license royalties on sales of VITAGEL and CELLPAKER. We prepaid the royalties on December 29, 2006 and the term of our license for these products is scheduled to expire July 31, 2017.

We also cannot assure that supply agreements will be sufficient to meet our own needs and Angiotech’s needs if Angiotech elects to be supplied by us under our license agreement with them. Under our license agreement with Angiotech, in the future we may be obligated, under certain circumstances, to provide COSTASIS (an Angiotech-branded VITAGEL product) and certain COSTASIS materials to Angiotech. Our current supply contract may not permit us to supply materials to Angiotech or may otherwise be inadequate, and we may need to seek additional suppliers for COSTASIS materials.

We are dependent on a limited number of specialized manufacturing suppliers for certain products, and our business and financial results could be harmed if a third party manufacturer fails to supply us with these products.

We are dependent upon Kensey and other third party manufacturers for the supply of certain products. Our VITOSS is converted to VITOSS FOAM by Kensey, our development partner. We also manufacture certain delivery accessory products through third party specialty suppliers. There is no assurance that these manufacturers will continue to supply our requirements. If they fail to do so, we cannot guarantee that we will be able to engage another supplier for these products on a timely basis and on acceptable terms. A delay in our ability to obtain adequate supplies of these products may negatively impact our product sales.

Our pivotal CORTOSS trial may not yield supportive or sufficient data, which may delay or preclude FDA clearance for commercial distribution of this product.

The FDA granted approval to conduct our pivotal trial for CORTOSS in November 2003. In this trial we are studying CORTOSS for use in vertebral augmentation. We began enrollment in 2004 and completed enrollment in the first quarter of 2007. The protocol for the trial contemplates a 24 month follow up period for each patient, and we may be required to complete the follow up period for all enrolled patients in order to submit a 510(k) submission. The completion of our pivotal trial and submission package for CORTOSS may be delayed or terminated for many reasons, including, but not limited to:

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

•	changes in laws, governmental regulations or administrative actions force us to modify the conduct of our trials or otherwise create unexpected burdens;

•	the interim results of our clinical trials are inconclusive or negative;

•	one or more of our IRBs suspends or terminates our trial at an investigational site or withdraws its approval of our trial;

•	one or more of our clinical investigators withdraws from our trial or deviates from our approved protocol; or

•	third parties, investigators and service providers involved with our pivotal trial do not perform as contractually required or expected.

If one or more of the foregoing problems occur, it may delay or prevent us from obtaining clearance of the CORTOSS product.

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

United States

Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. To date, we have received 510(k) clearance from the FDA to market our VITOSS, VITOSS FOAM and IMBIBE labels. During 2002 and 2003, we received approval from the FDA to conduct two pilot clinical studies in the U.S. to study the use of CORTOSS in vertebral augmentation. The two pilot clinical studies are fully enrolled and we expect those trials to be completed by the third quarter of 2007. During 2004, we received approval from the FDA to conduct a pivotal clinical study in the U.S. to further study the use of

CORTOSS in vertebral augmentation using the vertebroplasty surgical technique. We completed patient enrollment of the pivotal clinical study in February 2007. There can be no assurance that the data from these clinical trials will support FDA clearance to market this product for the designated use.

We are currently manufacturing VITOSS, VITAGEL, CELLPAKER and CORTOSS in the U.S., distributing VITOSS, VITAGEL and IMBIBE in the U.S., and distributing VITOSS, CORTOSS and ALIQUOT outside the U.S. We are manufacturing IMBIBE and ALIQUOT in the U.S. through outside third-party contract manufacturers. In addition, under our agreement with Kensey, Kensey has the exclusive right to manufacture any approved or cleared jointly developed products under the agreement. This right extends until February 2014 for the VITOSS FOAM product platform.

VITOSS and VITAGEL, as well as any other products that we manufacture or distribute following their approval or clearance by the FDA, will be subject to extensive regulation by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may impose severe limitations on the use of the product. Moreover, modifications to the approved or cleared product may require the submission of a new 510(k) notification or premarket approval application or premarket application supplement. We may not be successful in obtaining approval to market the modified product in a timely manner, if at all. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

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

Requirement of CE Certification in the European Union. To market a product in the European Union, we must be entitled to affix a CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE

Certification enables us to market a product in all of the countries of the European Union, as well as in other countries, such as Switzerland and Israel, that have mutual recognition agreements with the EU or have adopted the European Union’s regulatory standards. To date, we have received a CE Certification for the use of VITOSS as a bone void filler and for the use of CORTOSS in screw augmentation and vertebral augmentation procedures. There can be no assurance that we will receive CE Certifications for CORTOSS for any other indications for use or that we will receive CE Certifications for other products, including VITAGEL.

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

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Trust. In this financing, we sold Royalty Trust a revenue interest and shares of our Common Stock. The revenue interest agreement provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and any structural bioactive device, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum rate of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. Since we failed to meet the specified annual net sales levels, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS during 2004, 2005 and 2006. We do not currently expect that changes in the revenue interest percentage resulting from fluctuations in sales of products subject to the revenue interest will have a material effect on operating results for a period when considered relative to sales of the products for that period.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. The amount of the advance payment is $3,000,000 in each of the years 2008 through 2016. While we believe that we will have sufficient cash at the end of 2007 to make the required $3,000,000 advance payment to Royalty Trust during 2008, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2009 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year.

Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and any structural bioactive device, in North America and Europe, the 12% royalty interest we pay to one of our wholly-owned subsidiaries on the sales of our products, and the shares of common stock of one of our wholly-owned subsidiaries (collectively, the “Pledged Assets”). We are also required to maintain:

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

As of December 31, 2006, we were in compliance with all financial covenants, and we do not expect to be out of compliance with the financial covenants within the next twelve months. However, if we fail to maintain such balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest.

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

In addition, our failure to maintain strategic reserve supplies of each significant single-source material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Royalty Trust. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of December 31, 2006, we would have owed Royalty Trust approximately $24,000,000.

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

If we were unable to repurchase the revenue interest upon a repurchase event, Royalty Trust could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Royalty Trust could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of December 31, 2006. In the event that we repurchased Royalty Trust’s revenue interest, Royalty Trust would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interests assignment transaction.

Our results of operations may fluctuate due to factors out of our control, which could cause volatility in our stock price.

VITOSS, VITAGEL, CELLPAKER, IMBIBE, CORTOSS and ALIQUOT are currently our only products that have received regulatory clearances or approvals for sale. VITOSS is cleared for sale in the U.S. and the European Union. VITAGEL, CELLPAKER and IMBIBE are cleared for sale in the U.S. CORTOSS and ALIQUOT are cleared for sale in the European Union. We launched VITAGEL and CELLPAKER in 2005 after initially receiving rights to sell these products under a distribution agreement in 2004. We currently sell VITAGEL and CELLPAKER under a license agreement, the termination of which would have a material adverse effect on our sales revenues. Future levels of VITOSS, VITAGEL, CORTOSS, ALIQUOT, CELLPAKER and IMBIBE product sales are difficult to predict. VITOSS, VITAGEL and CELLPAKER product sales to date may not be indicative of future sales levels. VITOSS, CORTOSS and ALIQUOT sales levels in Europe may fluctuate due to seasonality of elective surgeries and the timing of any distributor stocking orders and VITOSS, VITAGEL, IMBIBE and CELLPAKER sales levels may fluctuate in the U.S. due to seasonality of elective surgeries and the timing of orders from hospitals. Our results of operations may fluctuate significantly in the future as a result of a number of additional factors, many of which are outside of our control. These factors include, but are not limited to:

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

We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these measures afford only limited protection and may not adequately protect our rights. For example, our patents may be challenged, invalidated or circumvented by third parties. As of February 22, 2007, we own or control eighteen issued U.S. patents and nineteen pending patent applications in the U.S., and several counterparts of certain of these patents and pending patent applications worldwide, including Canada, Europe, Mexico and Japan. There can be no assurance that patents will issue from any of the pending patent applications. Moreover, we cannot be certain that we were the first creator of inventions covered by pending patent applications or we were the first to file patent applications for the relevant inventions for the following reasons:

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

Extensive research efforts and rapid technological change characterize the market for products in the orthopedic market. We anticipate that we will face intense competition from medical device, medical products and pharmaceutical companies. For instance, the use of bone morphogenic proteins, or BMPs, in orthopedic surgery has increased significantly in the past five years. In addition, several PMMA bone cements have received 510(k) clearance since 2004 for vertebral augmentation of VCFs. Further, in 2004, the spinal bone grafting market saw the introduction of total disk replacement devices (TDRs) as treatment alternative for degenerative disc disease designed to preserve the motion of the vertebrae of the spine. Our products could be rendered noncompetitive or obsolete by these and other competitors’ technological advances. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. These competitors may be in the process of seeking FDA or other regulatory approvals or clearances, or patent protection, for competitive products. Our competitors could, therefore, commercialize competing products in advance of our products. They may also enjoy substantial advantages over us in terms of:

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

Certain provisions of Pennsylvania law could make it more difficult for a third party to acquire us, or could discourage a third party from attempting to acquire us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, our Articles of Incorporation enable our board of directors to issue up to 19,998,100 shares of preferred stock having rights, privileges and preferences as are determined by the board of directors. Accordingly, our board is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of our common shareholders. For example, an issuance of preferred stock could:

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

Our stock price, like that of many small cap medical technology companies, may be volatile. In general, equity markets, including Nasdaq, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. The following factors could also cause our stock price to be volatile or decrease:

•	fluctuations in our results of operations;

•	under-performance in relation to analysts’ estimates or financial guidance provided by us;

•	changes in the financial guidance we provide to the investment community;

•	changes in stock market analyst recommendations regarding our stock;

•	announcements of technological innovations or new products by us or our competitors;

•	issues in establishing commercial scale manufacturing capabilities;

•	disruptions with the manufacturing of our products, including with respect to our third-party manufacturers and suppliers of raw materials;

•	unanticipated events associated with clinical and pre-clinical trials;

•	FDA and international regulatory actions regarding us or our competitors;

•	determinations by governments and insurance companies regarding reimbursement for medical procedures using our or our competitors’ products;

•	the medical community’s acceptance of our products;

•	product sales growth rates;

•	difficulties in establishing and expanding our sales and distribution channels;

•	disruptions to our sales and distribution channels as a result of competitive market changes;

•	product recalls;

•	developments with respect to patents or proprietary rights;

•	public concern as to the safety of products developed by us or by others;

•	changes in health care policy in the United States and internationally;

•	acquisitions or strategic alliances by us or our competitors;

•	business conditions affecting other medical device companies or the medical device industry generally;

•	general market conditions, particularly for companies with small market capitalizations; and

•	pending or threatened offers to acquire us.

If we are sued in a product liability action, we could be forced to pay substantial damages and the attention of our management team may be diverted from operating our business.

We manufacture medical devices that are used on patients in surgery, and we may be subject to a product liability lawsuit. In particular, the market for spine products has a history of product liability litigation. Under certain of our agreements with our distributors, sales agencies and hospital customers, we indemnify the distributor, sales agency or hospital from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $10,000,000 although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we may decide not to carry this insurance. A meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could result in the diversion of management’s attention from our core business. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Our headquarters are located at the Great Valley Corporate Center in Malvern, Pennsylvania, which is a suburb of Philadelphia. We lease several buildings within the Great Valley Corporate Center as follows:

Purpose	Approximate Square Feet	Lease Expiration
Executive offices, including research and development personnel	13,000	July 2012
Manufacturing, quality assurance, research and development laboratories	24,800	July 2012
Warehouse	6,600	July 2012

We believe our manufacturing facility has the capacity to meet our commercial needs at least into the year 2008. In the fourth quarter of 2006, we commenced renovations at sites we currently lease to expand our capacity to manufacture our products. We expect to substantially complete the manufacturing facilities expansion by the end of 2007. We conduct our international sales and marketing activities through administrative office space in Leuven, Belgium, which we have leased through May 2009.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the Nasdaq Global Market (“Nasdaq”) under the symbol “VITA.” The following table reflects the ranges of high and low sale prices for our Common Stock as reported on Nasdaq for the stated periods.

	Nasdaq
	High	Low
2006:
First Quarter	$4.60	$3.77
Second Quarter	4.55	3.70
Third Quarter	4.23	3.20
Fourth Quarter	3.80	3.33

2005:
First Quarter	$4.09	$3.10
Second Quarter	4.02	3.02
Third Quarter	4.57	3.78
Fourth Quarter	4.33	3.25

As of March 13, 2007 there were 144 holders of record for shares of our Common Stock. Since a portion of our Common Stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders. On March 13, 2007, the last reported sale price of the Common Stock as reported by Nasdaq was $3.21 per share.

We have never declared or paid cash dividends on shares of our Common Stock and do not intend to pay any cash dividends in the foreseeable future on shares of our Common Stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected historical consolidated financial data derived from the consolidated financial statements of Orthovita, Inc. and subsidiaries as of and for each of the five years in the period ended December 31, 2006. This data should be read in conjunction with our consolidated financial statements, including notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in this report.

	Year ended December 31
	2006	2005	2004	2003	2002
Statement of Operations Data:
Product sales	$46,828,047	$34,679,298	$24,661,382	$15,468,621	$10,379,205
Cost of sales	17,782,575	12,651,578	7,758,892	2,637,472	1,578,765
Gross Profit	29,045,472	22,027,720	16,902,490	12,831,149	8,800,440
Operating expense	46,005,939	34,955,082	29,439,511	21,252,581	20,176,085
Interest (expense) income, net	(503,172)	(435,979)	(661,003)	(580,024)	(294,299)
Dividends paid on Preferred Stock	—	—	—	(268,521)	(423,618)
Deemed dividends on Preferred Stock	—	—	—	(850,869)	(8,198,840)

Net loss applicable to common shareholders	$(17,463,639)	$(13,363,341)	$(13,198,024)	$(10,120,846)	$(20,292,402)

Net loss per share applicable to common shareholders, basic and diluted	$(0.33)	$(0.28)	$(0.29)	$(0.33)	$(1.00)

Shares used in computing basic and diluted net loss per share	53,353,539	48,106,705	44,752,353	30,942,390	20,223,182

	As of December 31
	2006	2005	2004	2003	2002
Condensed Balance Sheet Data:
Cash, cash equivalents and short-term investments	$28,338,522	$24,665,441	$25,665,096	$22,462,350	$19,167,268
Accounts receivable, net	8,755,068	6,224,064	4,498,049	2,658,353	1,621,238
Inventories	9,444,483	11,923,351	8,998,361	3,603,134	2,870,342
Property and equipment, net	5,294,880	5,031,659	4,606,287	4,361,729	4,896,472
License Right Intangible	9,000,000	—	—	—	—
Long-term investments	—	3,006,780	3,039,485	—	—
Total assets	62,215,311	52,336,029	48,011,961	33,550,563	28,704,107
Current liabilities	8,164,375	9,122,692	5,662,799	4,032,045	3,795,403
Long-term liabilities (1)	10,789,414	8,837,681	7,825,280	7,725,256	7,850,891
Total shareholders’ equity	43,261,522	34,375,656	34,523,882	21,793,262	17.057,813

(1)	Included in long-term liabilities is a revenue interest obligation of $7,167,700 as of December 31, 2006, 2005, 2004, 2003 and 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, regulatory approval, demand and market acceptance of our products; expected results of our CORTOSS pivotal clinical trial in the U.S.; our ability to raise capital; capital expenditures; future liquidity; uses of cash; expected sales product mix and related margins; equity compensation expense; the development of our sales network; the cost to expand our manufacturing and operating facilities; our ability to manage our manufacturing facilities and requirements; availability of raw materials; our ability to satisfy financial covenants in our revenue interest agreement and other lending agreements; the adequacy of inventory; development costs for existing and new products; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in Item 1A. “Risk Factors” included in this Form 10-K. In addition, our performance and financial results could differ materially from those reflected in the forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology, orthopedic and medical device industries.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission (the “SEC”). This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Product sales for 2006 increased 35% to $46,828,047 from $34,679,298 in 2005. Increased product sales principally reflect increased sales of our VITOSS® FOAM and VITAGEL® products in the U.S. Nevertheless, we anticipate our product sales will remain insufficient to support our present operations at expected spending levels. We expect to continue to incur significant operating losses for at least the next several years as we plan to continue to expand our sales and marketing activities, pursue product development efforts, further develop our manufacturing capabilities and attempt to increase manufacturing efficiencies.

The following summarizes our principal cash commitments at December 31, 2006 and, as of the date of this report, our principal anticipated expenditures:

-

Agreement with Kensey. Approximately 61% of our product sales during the year ended December 31, 2006 were from products based upon our VITOSS® FOAM platform co-developed with Kensey. As of December 31, 2006, we owed Kensey $1,277,886 for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. See Note 14 to our consolidated financial statements included in this report for additional information.

-	Advance Payment to Royalty Trust. Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments to Royalty Trust on the revenue interest obligation at the beginning of each year. The amount of the advance payment is $3,000,000 in each of the years 2007 through 2016. We paid the 2007 $3,000,000 advance payment in January 2007. We believe that we will have sufficient cash at the end of 2007 to make the required $3,000,000 advance payment to Royalty Trust for 2008. See Note 7 to our consolidated financial statements included in this report for additional information.

-	Operations – We expect to use cash, cash equivalents and investments, together with proceeds of indebtedness and capital expected to be raised from external sources, to fund our operations until we generate sufficient cash to support our operations, if ever. See Note 14 to our consolidated financial statements included in this report for additional information on future minimum rental payments under operating leases. In addition, we may hire additional direct sales representatives to support not only the growth of our existing products, but to plan ahead for the possible clearance and commercial launch of CORTOSS in the U.S. While we believe that our investment in our sales force may also bring opportunities to in-license or distribute additional products, we expect to continue spending for research and development for new products. We expect to raise additional capital from external sources in order to support the expansion of our sales force and fund operations.

-

CORTOSS clinical study and research and development – We expect to incur approximately $2.5 million in external costs during 2007 and 2008 in the completion of the CORTOSS pivotal clinical study in the U.S. Following completion of patient enrollment for the study in February 2007, we will monitor the patients and collect, consolidate and analyze the clinical data in preparation for our submission of the CORTOSS 510(k) filing to the FDA. During 2007, we expect our primary use of cash, cash equivalents and investments for research & development activities will relate to costs associated with clinical trials in the U.S. and research and development for CORTOSS.

-	Expansion of manufacturing capacity – We expect to spend approximately $3.8 million for plant renovations and equipment during 2007 to expand our capacity to manufacture VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER, at sites we currently lease. We plan to finance the renovations and equipment through cash on hand, borrowings and capital leases under an equipment line of credit.

We believe our existing cash, cash equivalents, and investments of $28,338,522 as of December 31, 2006 will be sufficient to meet our currently estimated operating and investing requirements into at least the second quarter of 2008. We plan to seek to obtain additional funds at any time through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings. We will consider a variety of factors, such as availability of capital, opportunity to raise capital, the business goals of potential strategic partners and other third parties, and market conditions, in determining when to seek to raise these additional funds.

On February 15, 2007, we sold our assets associated with the Endoskeleton TA Vertebral Body Replacement structural device product line for $458,480. As a result of the sale, we no longer manufacture or sell Endoskeleton products. We recorded revenues for the years ended December 31, 2006, 2005 and 2004 of $902,593, $486,588 and $220,400, respectively, for sales of Endoskeleton products.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of our consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. The critical accounting policies addressed below have been reviewed with the Audit Committee and reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is not recognized until persuasive evidence of an arrangement exists, performance has occurred, the sales price is fixed or determinable and collection is probable. In the U.S., product sales revenue is recognized upon either receipt of documentation from the customer indicating their consumption of product from consigned inventory or shipment of purchased product to the customer. Outside the U.S., revenue from product sales is primarily recognized upon receipt of our product by our independent stocking distributors. Outside of the U.S., we do not allow product returns or exchanges. We have no obligations to our customers once title has been transferred. Both our U.S. customers and our independent stocking distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and payment discounts are not offered.

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

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”). In March 2002, we amended the original financing, which resulted in a one time increase to the revenue interest obligation of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700. The revenue interest obligation is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issues No. 88-18, “Sales of Future Revenues”.

The products that are subject to the revenue interest have only been approved or cleared and marketed for the past several years or are still under development. For these reasons, as of December 31, 2006 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Accordingly, given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized (see Note 7). Revenue interest expense of $1,179,466, $989,287 and $837,844 has been recorded for the years ended December 31, 2006, 2005 and 2004, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF No. 88-18.

Income Taxes

We account for income taxes in accordance with an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are recorded without consideration as to their ability to be realized. The deferred tax asset includes net operating loss and credit carry forwards, and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in our consolidated statements of operations but have been recorded as assets for tax return purposes. The portion of any deferred tax asset, for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance against the asset. Since it is more likely than not that a tax benefit will not be realized against all of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against all of our deferred tax assets.

Accounting for Stock Options Issued to Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” (“SFAS No. 123R”). This statement revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and required companies to expense the value of employee stock options and similar awards. The effective date of this standard for the Company was January 1, 2006. Under SFAS No. 123R, we are required to expense stock options in our Consolidated Statements of Operations. We have selected the Black-Scholes option-pricing model, on a modified prospective transition method, as permitted by SFAS No. 123R, and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes the remaining compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. These amounts are being amortized based upon a graded vesting schedule in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation expense for all stock-based compensation awards granted to employees subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and amortized on a straight-line basis over the requisite service period of the award.

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

The Company’s Board of Directors approved the acceleration of vesting for all “out-of-the-money” unvested stock options held by current employees, officers or directors on November 29, 2005 under the Company’s 1993 Stock Option Plan and Amended and Restated 1997 Equity

Compensation Plan. An option was considered “out-of-the-money” if the stated exercise price was greater than $3.50 per share, the closing sale price of the Company’s Common Stock on November 29, 2005. As a result of this action, vesting of options to purchase approximately 1,110,000 shares of our Common Stock were accelerated. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that might be recorded in future periods following our adoption of SFAS No. 123R. The pro forma table for the years ended December 31, 2005 and 2004 set forth in Note 2 to the Consolidated Financial Statements includes this 2005 acceleration. If vesting of these options had not been accelerated, expense related to these options would have been as follows: $1,600,000 in 2006, $1,400,000 in 2007, $1,200,000 in 2008 and $800,000 in 2009.

Accounting for Derivative Liability Associated with Non-Employee Stock Options

Historically, the common stock purchase options that we granted to non-employee consultants as compensation for services rendered were fully vested on the date of the grant. Upon adoption of SFAS No. 123R, during the service and vesting period, these options are accounted for under SFAS No. 123R. However, once the service period terminates, these options are then accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Instruments” (“EITF No. 00-19”), from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. In certain circumstances, these awards may have to be settled in cash. Accordingly, effective January 1, 2006, we reclassified from equity to liabilities the aggregate Black-Scholes value of our fully-vested non-employee consultant stock options that were outstanding as of January 1, 2006. In addition, we are required to record a fair value adjustment at the end of each quarter for the change in the Black-Scholes value of our fully-vested non-employee consultant stock options outstanding.

Our stock price may be volatile and may fluctuate. Since we cannot determine what our stock price will be at the end of future quarters, we cannot estimate the impact of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Statements of Operations in the future. An increase to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, may result in an increase to the liability recorded to our Consolidated Balance Sheet and an increase to operating expenses recorded in our Consolidated Statements of Operations. Conversely, a decrease to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, may have the opposite effect. Additionally, any subsequent changes to the assumptions used in the Black-Scholes model to estimate the fair value of these non-employee consultant options will impact the effect of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our stock and other securities. Cash, cash equivalents and investments were $28,338,522 at December 31, 2006, and include $26,573,492 in net proceeds received in November and December 2006 from the sale of 8,819,128 shares of our Common Stock in a registered underwritten offering. During 2006, $16,037,621 of cash was used in operations, which included $2,538,052 for the decrease in inventory and accounts payable, net of an increase in accounts receivable.

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. As of December 31, 2006 and 2005, cash, cash equivalents and investments consisted of the following:

	Gross Unrealized
	Book Value	Gains	Losses	Fair Market Value
December 31, 2006
Cash and cash equivalents	$16,402,379	$—	$—	$16,402,379
Short-term investments	11,928,957	7,186	—	11,936,143
Long-term investments	—	—	—	—

	$28,331,336	$7,186	$—	$28,338,522

Percentage of total assets				45.6%

December 31, 2005:
Cash and cash equivalents	$8,834,694	$—	$—	$8,834,694
Short-term investments	15,842,853	—	(12,106)	15,830,747
Long-term investments	3,015,478	—	(8,698)	3,006,780

	$27,693,025	—	(20,804)	$27,672,221

Percentage of total assets				52.9%

The following is a summary of selected cash flow information:

	Year Ended December 31
	2006	2005	2004
Net cash used in operating activities	$(16,037,621)	$(13,397,130)	$(17,846,441)
Net cash used in investing activities	(3,326,524)	(1,660,855)	(18,340,052)
Net cash provided by financing activities	27,094,149	14,284,197	25,404,849
Effect of exchange rate changes on cash and cash equivalents	(162,319)	(223,062)	148,838

Net (decrease) increase in cash and cash equivalents	$7,567,685	$(996,850)	$(10,632,806)

NET CASH USED IN OPERATING ACTIVITIES

OPERATING CASH INFLOWS

Operating cash inflows for the years ended December 31, 2006, 2005, and 2004 were derived primarily from VITOSS, VITAGEL and IMBIBE product sales in the U.S. and from VITOSS, CORTOSS and ALIQUOT product sales outside the U.S. We have also received cash inflows from interest income on cash equivalents and investments.

OPERATING CASH OUTFLOWS

Our operating cash outflows for the year ended December 31, 2006 have primarily been used to fund operations. Operational cash outflows include (i) headcount related costs to expand our field sales team; (ii) increased payment of sales commissions on growing product sales, (iii) purchases of product inventory from Kensey Nash Corporation (“Kensey”); (iv) payment of the contractually required advance payment of $1,750,000 to Paul Royalty; and (v) the production of VITAGEL and CORTOSS inventory, and (v) expenses related to our clinical trial in the U.S. for CORTOSS.

OPERATING CASH FLOW REQUIREMENTS OUTLOOK

We expect to continue to focus our efforts on sales growth under our VITOSS and VITAGEL product platforms in 2007. We launched VITOSS Cancellous Chips and the VITAGEL Spray Set during the first quarter of 2006. In an effort to further increase sales of our new VITOSS and VITAGEL product lines in future quarters, we may add direct sales representatives to our organization for those territories in the U.S. where we either do not currently have independent sales agency coverage or the territory is underserved. In addition, we intend to fund additional studies to collect and publish post-clinical data relating to the performance of VITOSS to support our marketing and sales efforts and to fund the expansion of our manufacturing capability.

Additionally, we expect to continue to use cash, cash equivalents and investments to fund our operations until we are profitable, if ever. We anticipate that our product sales will remain insufficient to support our present operations at expected spending levels. We expect to continue to incur significant operating losses for at least the next several years as we plan to continue to expand our sales and marketing activities, pursue product development efforts and further develop our manufacturing capabilities. During 2007, we expect our primary use of cash, cash equivalents and investments for research & development activities will relate to costs associated with clinical trials in the U.S. and research and development for CORTOSS. We expect to incur approximately $2,500,000 in external costs during 2007 and 2008 in the completion of the CORTOSS pivotal clinical study in the U.S. Following completion of patient enrollment for the study in February 2007, we will incur costs to monitor the patients and collect, consolidate and analyze the clinical data in preparation for our submission of the CORTOSS 510(k) filing to the FDA. We expect the expense for this clinical program to decrease significantly after the submission, if any, of an application to the FDA for clearance to market CORTOSS in the U.S. for the treatment of osteoporotic vertebral compression fractures. However, the overall level of our research & development expense in future periods will depend upon the development status and costs of products currently in our pipeline and any new products that we may determine to pursue. We may also incur additional expense to support the launch of CORTOSS if it receives FDA clearance.

Our operating cash requirements are heavily dependent upon our product sales mix allocation among higher and lower margin products, the timing of receipt of FDA 510(k) clearance for new products, the timing of inventory builds to support product launches and related inventory valuations, the timing of subsequent launches and acceptance of our new product lines, the rate at which we add new direct sales representatives and the rate at which our field sales network generates sales in their respective territories. Accordingly, in 2007, our operating cash requirements will continue to be subject to quarterly volatility. Until such time that sales levels are sufficient to sustain operations, if ever, we expect to continue to use cash, cash equivalents and investments to fund operating activities and we expect to continue to need to sell securities to fund our operating activities. We cannot guarantee that we will be able to sell securities at a price that fully reflects the long term value, if any, of the investments we may make in building our sales force, expanding our manufacturing capability, creating manufacturing efficiencies, or developing and commercializing new products.

Agreement with Kensey. As of December 31, 2006, we owed Kensey $1,277,886 for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheet.

Agreement with Angiotech. As of December 31, 2006, we owed Angiotech $52,783 for royalties, which is included in accounts payable and other accrued expenses on the Consolidated Balance Sheet.

Revenue Interest. The revenue interest agreement provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and any structural bioactive device, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum rate of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. Since we failed to meet the specified annual net sales levels, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS during 2004, 2005 and 2006.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In February 2005, the revenue interest agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. In December 2005, the revenue interest agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. In January 2007, we paid Royalty Trust the advance payment for 2007 of $3,000,000. The amount of the advance payment remains $3,000,000 in each of the years 2008 through 2016. While we believe that we will have sufficient cash at the end of 2007 to make the required $3,000,000 advance payment to Royalty Trust during 2008, we cannot be certain that we will have sufficient cash to meet our advance payment obligations for the years 2009 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year.

The products that are subject to the revenue interest agreement have been approved and launched at various times over the last four years or are still under development. For these reasons, as of

December 31, 2006, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing.

Our obligation to pay the revenue interest is secured by: (i) licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and any structural device, in North America and Europe; (ii) the 12% royalty interest we pay to Vita Licensing, Inc., our wholly-owned subsidiary, on the sales of our products pursuant to a licensing arrangement; and (iii) the shares of Common Stock of Vita Special Purpose Corp. owned by Vita Licensing, Inc. If we default under our agreement with Royalty Trust, Vita Special Purpose Corp. cannot pay any dividends or make any distributions to us or Vita Licensing, Inc. As of December 31, 2006, we were in compliance with all financial covenants under the revenue interest agreement and do not expect to fall out of compliance for at least the next twelve months. However, if we fail to maintain certain specified balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of December 31, 2006, we would have owed Royalty Trust approximately $24,000,000.

NET CASH USED IN INVESTING ACTIVITIES

INVESTING CASH INFLOWS

During 2006 and 2005, we received proceeds of $24,875,000 and $20,915,000, respectively, from the sale of investments.

INVESTING CASH OUTFLOWS

In 2006, we purchased the profit-sharing royalty rights for VITAGEL and CELLPAKER for $9,000,000. Accordingly, we will no longer pay Angiotech royalties for VITAGEL product sales in 2007 and thereafter. The $9,000,000 payment has been recorded as a License Right Intangible on the Consolidated Balance Sheet as of December 31, 2006. This amount will be amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is July 31, 2017.

We have invested $1,378,271, $1,470,080, $1,424,513 for the years ended December 31, 2006, 2005, and 2004, respectively, primarily for the purchase of equipment, leasehold improvements, and research and development equipment in order to further expand our product development and manufacturing capabilities relating to VITAGEL and VITOSS.

In March 2006, we entered into a lease for approximately 13,000 square feet of finished and unfinished space for a new, additional office location in the Great Valley Corporate Center in Malvern, Pennsylvania. The initial term of the lease is six years and the initial annual base rent under the lease is approximately $116,500. During the third quarter of 2006, we completed the renovation of the new office location. In September 2006, we relocated our executive, administrative and research and development personnel and headquarters there from another building, which space we continue to occupy, within the same corporate center. The Company spent approximately $700,000 during the second half of 2006 in connection with the renovation and moving costs for the new headquarters. This amount was funded through cash on hand, borrowings and capital leases under an equipment line of credit.

Cash used for the purchase of investments was $17,826,431, $21,105,775, and $18,928,019 during the years ended December 31, 2006, 2005, and 2004, respectively.

INVESTING CASH OUTLOOK

We expect to spend approximately $4,000,000 for expansion of our manufacturing facility, leasehold improvements and capital equipment during the 2007 fiscal year. We plan to finance the renovations associated with the expansion of our manufacturing capacity and other new capital investments through cash on hand, borrowings and capital leases under an equipment line of credit.

NET CASH PROVIDED BY FINANCING ACTIVITIES

FINANCING CASH INFLOWS

During the year ended December 31, 2006, we sold 8,819,128 shares of Common Stock for net proceeds of $26,573,492 in a registered, underwritten offering. During the year ended December 31, 2005, we sold 4,318,182 shares of Common Stock for net proceeds of $12,929,546. During the year ended December 31, 2004, we sold 5,681,818 shares of Common Stock for net proceeds of $24,024,375.

During the year ended December 31, 2006, we received $462,337 and $102,253 from stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan, respectively. During the year ended December 31, 2005, we received $218,717 and $86,812 from stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan, respectively. During the year ended December 31, 2004, we received $514,288, $696,932 and $82,135 from warrant exercises, stock option exercises and purchases of Common Stock under our Employee Stock Purchase Plan, respectively.

For the years ended December 31, 2006, 2005 and 2004, we issued notes payable of $683,950, $1,572,514 and $537,974, respectively, in connection with the purchase of property and equipment.

FINANCING CASH OUTFLOWS

During the years ended December 31, 2006, 2005 and 2004, we repaid $727,883, $523,392 and $440,088, respectively, of notes payable and capital lease obligations.

FINANCING REQUIREMENTS OUTLOOK

We do not expect sales to generate cash flow in excess of operating expenses for at least the next several years, if ever. Until such sales levels are achieved, we expect to continue to use cash, cash equivalents, and investments to fund operating and investing activities. We believe our existing cash, cash equivalents, and investments of $28,338,522 as of December 31, 2006 will be sufficient to meet our currently estimated operating and investing requirements at least into the second quarter of 2008. We will seek to finance new capital investments through borrowings or capital leases under an equipment line of credit. In addition, we may seek to finance our working capital needs through a line of credit, and plan to seek additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings.

We have an effective Form S-3 universal shelf registration statement filed with the Securities and Exchange Commission for the potential additional issuance of up to approximately $11,000,000 of our securities, and plan to file another shelf registration statement. The existing registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities. However, the filing of a registration statement does not insure that securities covered by the registration statement will, in fact, be sold, and we could sell securities in other transactions not registered on that registration statement. Moreover, if we raise additional capital by issuing equity securities, the terms and prices for these financings may be more favorable to the new investors than the terms obtained by our existing shareholders. These financings also may significantly dilute the ownership of existing shareholders. If we raise additional capital by accessing debt markets, the terms of these financings may require liens on certain of our assets that may limit our flexibility. Additional equity or debt financing, however, may not be available on acceptable terms from any source.

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as it relates to the exercise prices and expiration dates of the stock options and warrants.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Leases	Notes Payable and Capital Lease Obligations	Total
2007	$429,476	$784,848	$1,214,324
2008	481,859	681,339	1,163,198
2009	497,036	721,325	1,218,361
2010	481,094	201,548	682,642
2011	495,672	23,128	518,800
2012 and thereafter	294,263	—	294,263

	$2,679,400	$2,412,188	$5,091,588

Leases. We lease office space and equipment under non-cancelable operating leases. During the year ended December 31, 2006, we entered into a 75-month lease for additional office space which commenced June 1, 2006 and terminates July 2012, and extended an existing office space lease from October 2007 until July 2012. As of December 31, 2006, future minimum rental payments under operating leases are as set forth in the table above under the caption “Leases.”

Notes Payable and Capital Lease Obligations. During July 2002, we entered into a financing arrangement with a lending institution. The arrangement provided individual notes payable with a term of 35 or 48 months from the date of issuance for each note. The notes payable are secured by certain capital assets. During 2006, we issued six individual notes with an aggregate principal amount of $683,950 and weighted average annual interest rates of approximately 11.79%. During 2005, we issued two notes with an aggregate principal amount of $1,572,514 and weighted average annual interest rates of approximately 11.19%. In addition, during 2004, we issued two notes with an aggregate principal amount of $537,974 and weighted average annual interest rates of approximately 11.43%. As of December 31, 2006, future minimum payments under notes payable and capital lease obligations are as set forth in the table above under the caption “Notes Payable and Capital Leases.”

Revenue Interest. See above discussion under Item 7. “Management’s Discussion And Analysis Of Financial Condition And Results Of Operation – Critical Accounting Policies and Liquidity and Capital Resources.”

Agreement with Kensey Nash Corporation. See above discussion under Item 7. “Management’s Discussion And Analysis Of Financial Condition And Results Of Operation – Liquidity and Capital Resources.”

RESULTS OF OPERATION

This section should be read in conjunction with the detailed discussion under “Liquidity and Capital Resources.” As noted above, we expect to continue to incur operating losses in the future as we continue our product development efforts.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Product Sales. Product sales for 2006 increased 35% to $46,828,047 as compared to $34,679,298 for the same period in 2005. Sales growth in 2006 was primarily attributable to increased sales of VITOSS FOAM and VITAGEL product portfolios in the U.S. as we further develop our U.S. field sales network. Approximately 60% of our product sales during each of the years ended December 31, 2006 and 2005 were from products based upon our VITOSS FOAM platform co-developed with Kensey Nash Corporation (see Note 12 to our consolidated financial statements included in this report for additional information). VITAGEL, which was launched at the start of 2005, contributed approximately 17% of our product sales during the year ended December 31, 2006, as compared to approximately 9% of our product sales during the year ended December 31, 2005.

For the years ended December 31, 2006 and 2005, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBE. The remaining sales, during 2006 and 2005, were a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. Gross profit for the years ended December 31, 2006 and 2005 was $29,045,472 and $22,027,720, respectively. As a percentage of sales, gross profit was 62% for 2006, as compared to 64% for 2005. The decline in the gross margin for 2006 as compared to 2005 primarily reflects the shift in product mix toward VITAGEL product sales, which have a lower gross margin as compared to our other products. Accordingly, our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for the years ended December 31, 2006 and 2005 were $46,005,939 and $34,955,082, respectively, which represents a 32% increase from 2005 to 2006 as compared to a 35% increase in product sales during the same period. Operating expenses for the year ended December 31, 2006 include non-cash employee compensation expense of $1,536,069 relating to stock options awarded to employees. In addition, operating expenses for the year ended December 31, 2006 were reduced by a non-cash fair value adjustment of $535,469 for our fully-vested non-employee consultant stock options outstanding.

General and administrative expenses for 2006 increased 34% to $8,939,005 from $6,661,628 for 2005, primarily due to increased finance and information technology personnel to support business growth and compliance activities, non-cash employee compensation expense of $605,071 related to stock options awarded to employees, and higher information technology infrastructure expenses. General and administrative expenses were 19% of product sales for both 2006 and 2005.

Selling and marketing expenses were $28,595,431 for the year ended December 31, 2006, a 35% increase from $21,126,567 for the year ended December 31, 2005. Selling and marketing expenses increased for the year ended December 31, 2006 primarily due to higher salary and benefit costs incurred by expanding our field sales team in order to support the growth of U.S product sales, as well as higher commissions paid in the U.S. as a result of increased product sales in 2006. Our field sales team increased from 59 employees at December 31, 2005, of which 47 were direct sales representatives, to 92 employees at December 31, 2006, of which 76 were direct sales representatives. Selling & marketing expenses were 61% of product sales for both 2006 and 2005. Selling and marketing expenses for the year ended December 31, 2006 include non-cash employee compensation expense of $535,866 relating to stock options awarded to employees and were reduced by a non-cash fair value adjustment of $499,455 for our fully-vested non-employee consultant stock options outstanding.

Research & development expenses increased 18% to $8,471,503 for the year ended December 31, 2006 from $7,166,887 for the same period in 2005. The increase for the year ended December 31, 2006 was primarily due to costs associated with our CORTOSS product development and U.S. clinical trials, as well as VITAGEL product development. Research and development expenses for the year ended December 31, 2006 include non-cash employee compensation expense of $395,132 related to stock options awarded to employees.

Net other expense. Net other expense includes interest income, interest expense and revenue interest expense. We recorded $503,172 and $435,979 of net other expense for the years ended December 31, 2006 and 2005, respectively. The increase in net other expense is primarily attributed to increased revenue interest expense of $190,179 incurred under the arrangement with

Royalty Trust due to increased product sales, partially offset by lower interest expense of $75,399 primarily related to amortization of investments and higher interest income of $47,587 as a result of higher average cash, cash equivalent, and investment balances.

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

For the years ended December 31, 2005 and 2004, 93% of product sales were in the U.S., primarily from sales of VITOSS and IMBIBE. The remaining sales, during 2005 and 2004, were a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. Gross profit for 2005 and 2004 was $22,027,720 and $16,902,490, respectively. Gross margin was 64% for 2005, as compared to 69% for 2004. The gross margins for 2005 and 2004 were negatively impacted by adjustments to write down inventory to its estimated net realizable value in the amounts of $1,606,420 and $1,590,856, respectively. The write downs of inventory arose from the shift in product mix toward certain VITOSS FOAM products introduced in 2004 and one-year shelf-life packaging on other VITOSS FOAM products. The $1,606,420 and $1,590,856 adjustments to write down inventory during the years ended December 31, 2005 and 2004, respectively, lowered the gross margin by 4% and 6% for the periods, respectively. The lower gross margin for 2005 as compared to 2004 was further affected by the shift in product mix towards the VITOSS FOAM product platform, which has a lower gross margin on a higher average selling price per unit as compared to our other products, as well as towards the VITAGEL Surgical Hemostat product, which also has lower gross margins as compared to our other products.

Operating Expenses. Operating expenses for the years ended December 31, 2005 and 2004 were $34,955,082 and $29,439,511, respectively, which represents a 19% increase as compared to a 41% increase in product sales for 2005 as compared to 2004.

General and administrative expenses for 2005 increased 19% to $6,661,628 from $5,595,049 for 2004 primarily due to additional headcount, general legal costs and insurance-related expenses. General and administrative expenses decreased to 19% of product sales for 2005 as compared to 23% of product sales for 2004.

Selling and marketing expenses were $21,126,567 for the year ended December 31, 2005, a 16% increase from $18,187,113 for the year ended December 31, 2004. Selling and marketing expenses increased for 2005 primarily due to higher salary and benefit costs attributable to increasing the size of our sales management team and expanding our field sales team of direct sales representatives to support the growth of U.S product sales. The remainder of the increase in selling and marketing expenses was due to higher commissions paid in the U.S. as a result of increased product sales in 2005. Selling and marketing expenses decreased to 61% of product sales for 2005 as compared to 74% of product sales for 2004.

Research and development expenses increased to $7,166,887 for 2005 from $5,657,349 for 2004. The 27% increase is primarily due to costs associated with our CORTOSS clinical trial in the U.S. Research and development expenses decreased to 21% of product sales for 2005 as compared to 23% of product sales for 2004.

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

Foreign Currency Risk

The functional currency for our European branch operation is the Euro. Accordingly, in accordance with SFAS No. 52 “Foreign Currency Translation,” all assets and liabilities related to this operation are translated at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are accumulated in a separate component of shareholders’ equity (accumulated other comprehensive income). Foreign currency transaction gains and losses, if any, are included in results of operations.

As of December 31, 2006, our total exposure to foreign currency risk in U.S. dollar terms was approximately $2,350,000, or 3.8%, of our total assets. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $235,000 at December 31, 2006.

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

As of December 31, 2006 and 2005, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Orthovita, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited management’s assessment of the Company’s internal control over financial reporting. KPMG LLP’s report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting appears below.

Antony Koblish	Albert J. Pavucek, Jr.
Chief Executive Officer	Chief Financial Officer

March 16, 2007

Changes in Internal Control Over Financial Reporting

We made changes in our internal control over financial reporting during 2006, including the fourth quarter of 2006, that materially affected our internal control over financial reporting. In particular, we instituted the enhancements set forth below to our internal control over financial reporting to remediate the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2005. The material weakness related to ineffective internal controls associated with the physical count and compilation of inventory as of December 31, 2005.

•	We implemented a monthly physical inventory cycle count program during March 2006 to identify book to physical inventory differences, if any, on a timely basis.

•	We realigned job responsibilities and staffing to effectively manage the physical inventory count and compilation of inventory.

•	Physical inventory procedures were reviewed and additional training was provided to counters and management prior to the taking of physical inventory during the fourth quarter of 2006.

•

During the second quarter of 2006, we implemented certain functionality within our automated inventory system controls to provide greater accuracy over physical inventory locations within our warehouse.

There was no other change in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that Orthovita, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the

Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthovita, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

Information with respect to the members of the Board of Directors of the Company is set forth under the caption “Election of Directors” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

(b) Identification of Executive Officers

Information with respect to the executive officers of the Company is set forth under the caption “Executive Officers of Orthovita” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

(c) Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to the Section 16(a) compliance of the directors and executive officers of the Company is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

(d) Code of Conduct and Ethics

Information with respect to the Company’s Code of Conduct is set forth under the caption “Code of Conduct” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

(e) Audit Committee Financial Expert

Information with respect to the Company’s Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth under the caption “Executive Compensation” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item not contained in this annual report on Form 10-K will be set forth under the captions “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2006” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item not contained in this annual report on Form 10-K will be set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item not contained in this annual report on Form 10-K will be set forth under the caption “Ratification of Independent Registered Public Accountants” in our

definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

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

3. Exhibits.

The information required by this item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOVITA, INC.
Date: March 16, 2007
	By:	/s/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ANTONY KOBLISH	Chief Executive Officer, President and Director (principal executive officer)	March 16, 2007
Antony Koblish

/s/ DAVID FITZGERALD	Chairman	March 16, 2007
David Fitzgerald

/s/ ALBERT J. PAVUCEK, JR.	Chief Financial Officer (principal financial and accounting officer)	March 16, 2007
Albert J. Pavucek, Jr.

/s/ MORRIS CHESTON, JR.	Director	March 16, 2007
Morris Cheston, Jr.

/s/ JOSEPH HARRIS	Director	March 16, 2007
Joseph Harris

/s/ ROBERT M. LEVANDE	Director	March 16, 2007
Robert M. Levande

/s/ MARY E. PAETZOLD	Director	March 16, 2007
Mary E. Paetzold

/s/ RUSSELL B. WHITMAN	Director	March 16, 2007
Russell B. Whitman

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited the accompanying consolidated balance sheets of Orthovita, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orthovita, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Orthovita, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2007

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,402,379	$8,834,694
Short-term investments	11,936,143	15,830,747
Accounts receivable, net of allowance for doubtful accounts of $202,130 and $123,595, respectively	8,755,068	6,224,064
Inventories	9,444,483	11,923,351
Prepaid revenue interest expense	570,534	610,713
Other current assets	356,005	389,886
Total current assets	47,464,612	43,813,455

Property and equipment, net	5,294,880	5,031,659
Long-term investments	—	3,006,780
License Right Intangible	9,000,000	—
Other assets	455,819	484,135

Total assets	$62,215,311	$52,336,029
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$695,103	$596,233
Current portion of capital lease obligations	89,745	50,882
Accounts payable	1,793,931	4,279,847
Accrued compensation and related expenses	1,953,553	1,410,996
Other accrued expenses	3,632,043	2,784,734
Total current liabilities	8,164,375	9,122,692

LONG-TERM LIABILITIES:
Other long-term liabilities	174,613	183,444
Notes payable	1,338,073	1,403,282
Capital lease obligations	289,267	83,255
Revenue interest obligation	7,167,700	7,167,700
Derivative liability associated with non-employee stock options	1,819,761	—
Total long-term liabilities	10,789,414	8,837,681
Total liabilities	18,953,789	17,960,373
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000,000 shares authorized, 61,312,332 and 52,292,426 shares issued and outstanding	613,123	522,924
Additional paid-in capital	178,555,247	152,255,403
Deferred compensation	—	(80,991)
Accumulated deficit	(136,037,774)	(118,574,135)
Accumulated other comprehensive income	130,926	252,455

Total shareholders’ equity	43,261,522	34,375,656

Total liabilities and shareholders’ equity	$62,215,311	$52,336,029

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
PRODUCT SALES	$46,828,047	$34,679,298	$24,661,382
COST OF SALES	17,782,575	12,651,578	7,758,892

Gross profit	29,045,472	22,027,720	16,902,490

OPERATING EXPENSES:
General and administrative	8,939,005	6,661,628	5,595,049
Selling and marketing	28,595,431	21,126,567	18,187,113
Research and development	8,471,503	7,166,887	5,657,349

Total operating expenses	46,005,939	34,955,082	29,439,511

Operating loss	(16,960,467)	(12,927,362)	(12,537,021)

INTEREST EXPENSE	(245,492)	(320,891)	(120,230)
REVENUE INTEREST EXPENSE	(1,179,466)	(989,287)	(837,844)
INTEREST INCOME	921,786	874,199	297,071

NET LOSS	$(17,463,639)	$(13,363,341)	$(13,198,024)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.33)	$(0.28)	$(0.29)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	53,353,539	48,106,705	44,752,353

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Loss	Total
BALANCE, DECEMBER 31, 2003	3	399,217	113,059,329	—	(92,012,770)	347,483	—	21,793,262
Exercise of Common Stock options and warrants to purchase 393,167 shares of Common Stock and 25,387 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	4,186	1,289,169	—	—	—	—	1,293,355
Issuance of 10,434 shares of Common Stock for services	—	104	47,694	—	—	—	—	47,798
Issuance of Common Stock options and warrants for services	—	—	439,068	—	—	—	—	439,068
Modification to terms of incentive stock options for services	—	—	16,477	—	—	—	—	16,477
Conversion of 190 shares of Series A Preferred Stock into 1,113,714 shares of Common Stock	(2)	11,137	(11,135)	—	—	—	—	—
Series A Preferred Stock issuance costs	—	—	(10,767)	—	—	—	—	(10,767)
Sale of 5,681,818 shares of Common Stock	—	56,818	23,967,557	—	—	—	—	24,024,375
Comprehensive loss:
Net loss	—	—	—	—	(13,198,024)	—	$(13,198,024)	(13,198,024)
Other comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	(30,500)	(30,500)	(30,500)
Currency translation adjustment	—	—	—	—	—	148,838	148,838	148,838

Comprehensive loss	—	—	—	—	—	—	$(13,079,686)	—

BALANCE, DECEMBER 31, 2004	1	471,462	138,797,392	—	(105,210,794)	465,821	—	34,523,882
Exercise of Common Stock options and warrants to purchase 84,642 shares of Common Stock and 26,959 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	1,116	304,413	—	—	—	—	305,529
Issuance of 9,667 shares of Common Stock for services	—	97	37,996	—	—	—	—	38,093
Issuance of Common Stock options for services	—	—	146,313	—	—	—	—	146,313
Conversion of 117 shares of Series A Preferred Stock into 685,816 shares of Common Stock	(1)	6,858	(6,857)	—	—	—	—	—
Issuance of 20,928 shares of Common Stock under restricted stock award	—	209	89,782	(89,991)	—	—	—	—
Amortization of deferred compensation	—	—	—	9,000	—	—	—	9,000
Sale of 4,318,182 shares of Common Stock, net	—	43,182	12,886,364	—	—	—	—	12,929,546
Comprehensive loss:
Net loss	—	—	—	—	(13,363,341)	—	$(13,363,341)	(13,363,341)
Other comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	9,696	9,696	9,696
Currency translation adjustment	—	—	—	—	—	(223,062)	(223,062)	(223,062)

Comprehensive loss	—	—	—	—	—	—	$(13,576,707)	—

BALANCE, DECEMBER 31, 2005	$—	$522,924	$152,255,403	$(80,991)	$(118,574,135)	$252,455	—	$34,375,656

Exercise of Common Stock options to purchase 148,525 shares of Common Stock and 28,061 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	1,766	562,824	—	—	—	—	564,590
Issuance of 24,192 shares of Common Stock under restricted stock award	—	242	26,514	—	—	—	—	26,756
Reclassification of deferred compensation	—	—	(80,991)	80,991	—	—	—	—
Sale of 8,819,128 shares of Common Stock, net	—	88,191	26,485,301	—	—	—	—	26,573,492
Reclassification of derivative liability associated with non-employee stock options	—	—	(2,267,086)	—	—	—	—	(2,267,086)
Fair value of non-employee consultant stock options exercised during the year	—	—	37,213	—	—	—	—	37,213
Compensation expense related to employee stock options	—	—	1,536,069	—	—	—	—	1,536,069
Comprehensive loss:

Net loss	—	—	—	—	(17,463,639)	—	(17,463,639)	(17,463,639)

Other comprehensive loss:

Unrealized gain on investments	—	—	—	—	—	7,186	7,186	7,186

Currency translation adjustment	—	—	—	—	—	(128,715)	(128,715)	(128,715)

Comprehensive loss	—	—	—	—	—	—	(17,585,168)	—

BALANCE, DECEMBER 31, 2006	$—	$613,123	$178,555,247	$—	$(136,037,774)	$130,926	—	$43,261,522

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
OPERATING ACTIVITIES:
Net loss	$(17,463,639)	$(13,363,341)	$(13,198,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,447,320	1,515,316	1,189,957
Amortization of deferred compensation	—	9,000	—
Common stock issued for services rendered	26,756	38,093	47,798
Common stock options and warrants issued for services rendered	125,359	146,313	439,068
Compensation related to stock option accounting for employees and non-employees	1,000,600	—	—
Modification to terms of incentive stock options for services	—	—	16,477
Provision for doubtful accounts	86,685	85,561	—
Loss on disposal of property and equipment	—	35,755	—
(Increase) decrease in -
Accounts receivable	(2,617,689)	(1,811,576)	(1,839,696)
Inventories	2,478,868	(2,924,990)	(5,395,227)
Prepaid revenue interest expense	40,179	(348,559)	94,996
Other current assets	33,881	145,462	(477,853)
Other assets	(91,060)	(239,354)	(356,829)
Increase (decrease) in -
Accounts payable	(2,485,916)	2,340,388	608,028
Accrued compensation and related expenses	542,557	170,171	187,714
Other accrued expenses	847,309	786,891	776,326
Other long-term liabilities	(8,831)	17,740	60,824

Net cash used in operating activities	(16,037,621)	(13,397,130)	(17,846,441)

INVESTING ACTIVITIES:
Purchase of investments	(17,826,431)	(21,105,775)	(18,928,019)
Proceeds from sale of investments	24,875,000	20,915,000	1,998,000
Prepayment of product royalty	(9,000,000)	—	—
Purchases of property and equipment	(1,378,271)	(1,470,080)	(1,424,513)
Proceeds from sale of property and equipment	3,178	—	14,480

Net cash used in investing activities	(3,326,524)	(1,660,855)	(18,340,052)

FINANCING ACTIVITIES:
Repayment of notes payable	(650,289)	(488,806)	(368,842)
Repayments of capital lease obligations	(77,594)	(34,586)	(71,246)
Proceeds from notes payable	683,950	1,572,514	537,974
Costs associated with prior sale of common stock and preferred stock and warrants	—	—	(10,767)
Proceeds from sales of common stock and warrants, net	26,573,492	12,929,546	24,024,375
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	564,590	305,529	1,293,355

Net cash provided by financing activities	27,094,149	14,284,197	25,404,849

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(162,319)	(223,062)	148,838

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	7,567,685	(996,850)	(10,632,806)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,834,694	9,831,544	20,464,350

CASH AND CASH EQUIVALENTS, END OF YEAR	$16,402,379	$8,834,694	$9,831,544

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

Orthovita, Inc. and subsidiaries (the “Company”) is a spine and orthopedic biosurgery company with proprietary biomaterials and biologic technologies for the development and commercialization of synthetic, biologically active, tissue engineering products. We develop and market synthetic-based biomaterial products for use in spine surgery, the repair of fractures and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. We also market products which complement our biomaterials platforms.

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market by offering synthetic alternatives to the use of autograft or cadaver-derived bone material, and VITAGEL® Surgical Hemostat, which is an adherent matrix and an impermeable barrier to blood flow. Our longer-term U.S. clinical development program is focused on our internally developed CORTOSS® Bone Augmentation Material technology platform, which is designed for injections into osteoporotic spines to treat vertebral compression fractures (“VCFs”).

In addition, we employ in-house research and development in support of biomaterial and biologic technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) to develop and commercialize synthetic-based biomaterial products, and we market VITAGEL under a license with Angiotech Pharmaceuticals (U.S.) Inc. (collectively with its affiliates and parent company, Angiotech Pharmaceuticals, Inc, which is a 9.3% shareholder of the Company, “Angiotech”), and continue to pursue similar relationships with other biomaterials companies.

In the U.S., we have assembled a field sales network of direct sales representatives and independent sales agencies in order to market VITOSS, VITAGEL, the IMBIBE® Bone Marrow Aspiration System and the CELLPAKER® Plasma Collection System. Outside of the U.S., we primarily utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and ALIQUOT® Delivery System.

2. Summary of Significant Accounting Policies:

Preparation of Financial Statements and Use of Estimates

The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable and inventories. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of Orthovita, Inc. and our wholly owned subsidiaries. We have eliminated all intercompany balances in consolidation.

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes securities exercisable for or convertible into shares of Common Stock, and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock and Common Stock options and warrants. For the 2004 basic and diluted net loss per common share calculations, we assumed that 117 outstanding shares of Preferred Stock were converted into 685,816 shares of Common Stock as of December 31, 2004 as these shares automatically converted to Common Stock when the beneficial ownership limitation applicable to the holders of the shares lapsed during 2005 (see Note 11). As of December 31, 2005 and 2006, no shares of Preferred Stock were outstanding.

Common Stock options and warrants exercisable to purchase 9,124,280, 8,671,183, and 7,819,977 shares were excluded from our computation of diluted net loss per common share for the years ended December 31, 2006, 2005, and 2004, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

Revenue Recognition

Revenue is not recognized until persuasive evidence of an arrangement exists, performance has occurred, the sales price is fixed or determinable and collection is probable. In the U.S., product sales revenue is recognized upon either receipt of documentation from the customer indicating their consumption of product from consigned inventory or shipment of purchased product to the customer. Outside the U.S., revenue from product sales is primarily recognized upon receipt of our product by our independent stocking distributors. Outside the U.S., we do not allow product returns or exchanges. We have no obligations to our customers once title has been transferred. Both our U.S. customers and our independent stocking distributor customers outside of the U.S. are generally required to pay on a net 30-day basis, and payment discounts are not offered.

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

Property and equipment

Property and equipment, including assets held under capitalized lease obligations, are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of each asset, generally three to five years. The useful life for leasehold improvements is generally the remaining term of the facility lease. Expenditures for major renewals and improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred.

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”) (see Note 7). In March 2002, we amended the original financing, which resulted in a one time increase to the revenue interest obligation of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700. The revenue interest obligation is accounted for in accordance with Emerging Issues Task Force Issues (“EITF”) No. 88-18, “Sales of Future Revenues”.

The products that are subject to the revenue interest have only been approved or cleared and marketed for the past several years or are still under development. For these reasons, as of December 31, 2006 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Accordingly, given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized (see Note 7). Revenue interest expense of $1,179,466, $989,287 and $837,844 has been recorded for the years ended December 31, 2006, 2005 and 2004, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF No. 88-18.

Income Taxes

We account for income taxes in accordance with an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are recorded without consideration as to their ability to be realized. The deferred tax asset includes net operating loss and credit carryforwards, and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in our consolidated statements of operations but have been recorded as assets for tax return purposes. These tax assets are amortized over periods generally ranging from 10 to 17 years for tax purposes. The portion of any deferred tax asset, for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance against the asset. Since it is more likely than not that a tax benefit will not be realized against all of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against all of our deferred tax assets.

Accounting for Stock Options Issued to Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This statement revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and required companies to expense the value of employee stock options and similar awards. We adopted SFAS No. 123R effective January 1, 2006 using the modified prospective transition method, as permitted by SFAS No. 123R, and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes the remaining compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. These amounts are being amortized based upon a graded vesting schedule in accordance with FASB Interpretation No. (“FIN”) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation expense for all stock-based compensation awards granted to employees subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and amortized on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from the adoption of SFAS No. 123R included in our Consolidated Statements of Operations for the year ended December 31, 2006.

Year Ended December 31, 2006
OPERATING EXPENSES:
General and administrative	$605,071
Selling and marketing	535,866
Research and development	395,132

Total operating expenses	$1,536,069

Prior to the adoption of SFAS No. 123R, we applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations to account for our stock option plans. Under this method, compensation expense was computed and recorded on the date of grant for the intrinsic value related to stock options granted, reflected by the difference between the option exercise price and the fair market value of the underlying shares of Common Stock on the date of grant. Accordingly, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

The following table presents the pro forma compensation cost for our awards had they been recognized under SFAS No. 123.

	Year Ended December 31,
	2005	2004
Net loss:
As reported	$(13,363,341)	$(13,198,024)
Stock-based employee compensation expense included in reported net loss	9,000	16,477

Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(8,839,455)	(3,540,632)

Pro forma	$(22,193,796)	$(16,722,179)

Basic and diluted net loss per share:
As reported	$(0.28)	$(0.29)

Pro forma	$(0.46)	$(0.37)

The fair value of stock-based awards for all outstanding and unvested stock option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.74%	4.32%	2.90%
Expected Volatility	60%	81%	86%
Dividend yield	0%	0%	0%
Expected life	5 years	6 years	6 years

The weighted average fair value of options was $2.02, $2.70 and $2.94 in 2006, 2005 and 2004, respectively.

For the years ended December 31, 2006, 2005 and 2004, we calculated historical volatility based upon the daily closing prices of our Common Stock as quoted on the Nasdaq Global Market (“Nasdaq”) or Nasdaq Europe (for closing prices prior to August 2, 2000, our date of listing on Nasdaq), over a prior period having a term equal to the expected life of the stock options. The change in historical volatility for the year ended December 31, 2006 from the same periods in 2005 and 2004 was primarily due to a decrease in the expected life of the options from six years for the years ended December 31, 2005 and 2004 to five years for the year ended December 31, 2006.

The Company’s Board of Directors approved the acceleration of vesting for all “out-of-the-money” unvested stock options held by current employees, officers or directors on November 29,

2005 under the Company’s 1993 Stock Option Plan and Amended and Restated 1997 Equity Compensation Plan. An option was considered “out-of-the-money” if the stated exercise price was greater than $3.50 per share, the closing sale price of the Company’s Common Stock on November 29, 2005. As a result of this action, vesting of options to purchase approximately 1,110,000 shares of our Common Stock was accelerated. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that might be recorded in future periods following our adoption of SFAS No. 123R. The pro forma table above for the years ended December 31, 2005 and 2004, includes this 2005 acceleration. If vesting of options had not been accelerated, the expense related to these options would have been as follows: $1,600,000 in 2006, $1,400,000 in 2007, $1,200,000 in 2008 and $800,000 in 2009.

The pro forma compensation charge presented above may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases.

Research & Development Costs

In accordance with SFAS No. 2 “Accounting for Research and Development Costs,” we expense all research and development expenses as incurred.

Foreign Currency Translation

The functional currency for the Company’s branch operation in Europe is the Euro. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities related to this foreign operation are translated at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are accumulated as a separate component of shareholders’ equity (accumulated other comprehensive income). Foreign currency transaction gains and losses, if any, are included in results of operations.

Supplemental Cash Flow Information

During 2006, 2005 and 2004, respectively, we issued options and/or warrants for the purchase of 40,000, 48,398 and 129,250 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $125,357, $146,313 and $439,068, respectively. We recorded a non-cash adjustment in 2006 for the change in fair market value of our fully-vested non-employee consultant stock options outstanding. See Note 3.

During 2004, we modified the terms of certain incentive stock option agreements in consideration for services valued at $16,477.

In 2005 and 2004, we issued 9,667 and 10,434 shares of Common Stock, respectively, valued at $38,093 and $47,798, respectively, pursuant to a clinical assessment agreement.

During the years ended December 31, 2006 and 2005, we made restricted stock awards of 24,192 and 20,928 shares to our non-employee directors in consideration of their services. The awards were valued at $85,160 and $89,991 and are subject to certain vesting provisions.

In 2006 and 2005, we incurred capital lease obligations of $322,469 and $107,982, respectively.

In 2006, 2005 and 2004, cash paid for interest expense and revenue interest expense aggregated $1,424,958, $1,074,197 and $933,592, respectively.

Recent Accounting Pronouncements

See “Accounting for Stock Options Issued to Employees” above in this Note, as well as Note 3, for information regarding SFAS 123R.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for the Company for inventory costs incurred on or after January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our 2006 financial statements.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, which provides criteria for the recognition and measurement of uncertain tax positions. FIN No. 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company has evaluated the provisions of FIN No. 48 and has determined that the impact of the adoption of FIN No. 48 on its financial statements will not be material.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2006 presentation.

3. Accounting for Derivative Liability Associated With Non-Employee Stock Options:

Accounting for Stock Options Issued to Non-employees

During the years ended December 31, 2006 and 2005, we granted options for the purchase of an aggregate of 25,000 and 48,398 shares of Common Stock with various exercise prices to certain consultants in consideration for services. The $80,403 and $153,209 aggregate grant date fair value of these options for 2006 and 2005, respectively, was included in selling and marketing expenses in our Consolidated Statements of Operations during the applicable period. Additionally, during the year ended December 31, 2006, we granted options for the purchase of an aggregate of 15,000 shares of Common Stock with various exercise prices to certain consultants in consideration for research and development services. The $44,954 aggregate grant date value of these options was included in research and development expenses in our Consolidated Statements of Operations during 2006. These stock options were for services rendered, were fully vested on the date of grant and were valued using the Black-Scholes model on the respective dates of their grant.

Historically, the common stock purchase options we have granted to non-employee consultants as compensation for services rendered were fully vested on the date of the grant. Upon adoption of SFAS No. 123R, during the service and vesting period, these options are accounted for under SFAS No. 123R. However, once the service period terminates, these options are then accounted for in accordance with EITF No. 00-19, “Accounting for Derivative Instruments”, from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. In certain circumstances, these awards may have to be settled in cash. Accordingly, effective January 1, 2006, we reclassified from equity to liabilities the aggregate fair value of our fully-vested non-employee consultant stock options that were outstanding as of January 1, 2006. In addition, we are required to record a fair value adjustment at the end of each quarter for the change in the fair value of our fully-vested non-employee consultant stock options outstanding.

The following table sets forth the change in fair value of our fully vested non-employee consultant stock options outstanding included in our Consolidated Statements of Operations for the year ended December 31, 2006. The change in fair value is recorded as a reduction in expenses for the year ended December 31, 2006, as indicated below.

Year Ended December 31, 2006
OPERATING EXPENSES:
General and administrative	$(25,088)
Selling and marketing	(499,455)
Research and development	(10,926)

Total operating expenses	$(535,469)

Our stock price may be volatile and may fluctuate. Since we cannot determine what our stock price will be at the end of future quarters, we cannot estimate the impact of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Statements of Operations in the future. An increase to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, may result in an increase to the liability recorded to our Consolidated Balance Sheet and an increase to operating expenses recorded in our Consolidated Statements of Operations. Conversely, a decrease to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, may have the opposite effect. Additionally, any subsequent changes to the assumptions used in the Black-Scholes model to estimate the fair value of these non-employee consultant options will impact the effect of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Results of Operations.

On January 1, 2006, we recorded the fair value of our outstanding non-employee consultant stock options as a reduction to additional paid in capital and an increase to our derivative liability in the amount of $2,267,086. The table below summarizes the changes in our derivative liability associated with non-employee consultant stock options for the period from January 1, 2006 through December 31, 2006.

Balance as of January 1, 2006	$2,267,086
Fair value of fully vested non-employee consultant stock options issued during the year ended December 31, 2006	125,357

Fair value of non-employee consultant stock options exercised during the year ended December 31, 2006	(37,213)

Fair value adjustment as of December 31, 2006	(535,469)

Balance as of December 31, 2006	$1,819,761

The fair value of our derivative liability associated with non-employee consultant stock options was estimated using the Black-Scholes option pricing model and was based on the closing price of our stock as quoted on Nasdaq on December 31, 2006, which was $3.63 per share, and the following weighted average assumptions as of December 31, 2006:

Fair value of options	$2.02
Risk-free interest rate	4.68%
Volatility	60%
Dividend yield	0%
Life	5 years

As of December 31, 2006, our non-employee consultants held fully-vested stock options to purchase 901,748 shares of our Common Stock, at an average exercise price of $3.57 per share and an average remaining term of approximately five years. We have classified this liability as non-current as management does not believe that it will need to be satisfied using current assets within the next twelve months.

4. Cash, Cash Equivalents and Investments:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of December 31, 2006 and 2005, cash, cash equivalents and investments consisted of the following:

	Gross Unrealized
	Book Value	Gains	Losses	Fair Market Value
December 31, 2006:
Cash and cash equivalents	$16,402,379	$—	$—	$16,402,379
Short-term investments: due in less than one year	11,928,957	7,186	—	11,936,143

	$28,331,336	$7,186	$—	$28,338,522

December 31, 2005:
Cash and cash equivalents	$8,834,694	$—	$—	$8,834,694
Short-term investments: due in less than one year	15,842,853	—	(12,106)	15,830,747
Long-term investments: due in one to two years	3,015,478	—	(8,698)	3,006,780

	$27,693,025	$—	$(20,804)	$27,672,221

Amortization of discounts and premiums related to investments resulted in income of $119,197 recorded for the year ended December 31, 2006. Amortization of discounts and premiums related to investments resulted in expense of $235,981 and $24,482 for the years ended December 31, 2005 and 2004, respectively.

5. Inventories:

As of December 31, 2006 and 2005, inventories consisted of the following:

	December 31
	2006	2005
Raw materials	$684,724	$492,832
Work-in-process	4,586,604	4,977,824
Finished goods	4,173,155	6,452,695

	$9,444,483	$11,923,351

6. Property and Equipment:

As of December 31, 2006 and 2005, property and equipment consisted of the following:

	December 31
	2006	2005
Machinery and equipment	$6,155,097	$5,942,967
Furniture and computer, sales, marketing and office equipment	3,676,100	2,709,145
Leasehold improvements	5,142,603	4,502,320

	14,973,800	13,154,432
Less – Accumulated depreciation and amortization	(9,678,920)	(8,122,773)

	$5,294,880	$5,031,659

Total assets under capital lease are $430,451 and $2,570,401 with related accumulated amortization of $53,525 and $2,402,849 at December 31, 2006 and 2005, respectively (see Note 8). Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $1,566,517, $1,279,335 and $1,165,475, respectively.

7. Revenue Interest Obligation:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”), which provided for the payment of revenue interest to Royalty Trust. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the revenue interest obligation of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,000.

The revenue interest agreement provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000, of certain of our products, including VITOSS, CORTOSS and any structural bioactive device, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. Since we failed to meet the specified annual net sales levels, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS during 2006, 2005 and 2004.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In February 2005, the revenue interest agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust in 2005, $989,287 was earned in 2005 and the balance of $610,713 was included in prepaid revenue interest expense on the accompanying consolidated balance sheet as of December 31, 2005, and was repaid to us in April 2006. In December 2005, the revenue interest agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. Of the $1,750,000, $1,179,466 was earned in 2006 and the balance of $570,534 was repaid to us in January 2007. In January 2007, we paid Royalty Trust the $3,000,000 advance payment for 2007. The amount of the advance payment remains $3,000,000 in each of the years 2008 through 2016. While we believe that we will have sufficient cash at the end of 2007 to make the required $3,000,000 advance payment to Royalty Trust during 2008, we may not have sufficient cash to meet our advance payment obligations for the years 2009 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year.

The products that are subject to the revenue interest agreement have been approved and launched at various times over the last several years or are still under development. For these reasons, as of December 31, 2006, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have determined not to amortize any portion of the liability attributable to the revenue interest obligation, and we have charged and, for the foreseeable future, we will continue to charge, revenue interest expense in accordance with EITF No. 88-18 for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $1,179,466, $989,287 and $837,844 was recorded for the years ended December 31, 2006, 2005 and 2004, respectively.

Our obligation to pay the revenue interest is secured by our licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and any structural bioactive device, in North America and Europe, the 12% royalty interest we pay to one of our wholly-owned subsidiaries on the sales of our products, and the shares of common stock of one of our wholly-owned subsidiaries (collectively, the “Pledged Assets”). We are also required to maintain:

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

As of December 31, 2006, we were in compliance with all financial covenants under the revenue interest agreement. However, if we fail to maintain certain specified balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest. In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Royalty Trust’s right to require us to repurchase its revenue interest:

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

In addition, our failure to maintain strategic reserve supplies of each significant single-source material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Royalty Trust. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of December 31, 2006, we would have owed Royalty Trust approximately $24,000,000. As of December 31, 2006, we do not expect to be out of compliance with the financial covenants of the revenue interest obligation within the next twelve months.

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

If we were unable to repurchase the revenue interest upon a repurchase event, Royalty Trust could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Royalty Trust could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of December 31, 2006. In the event that we repurchased Royalty Trust’s revenue interest, Royalty Trust would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest assignment transaction.

If we know that we will not be in compliance with our covenants under the Royalty Trust agreement, we will be required to adjust the revenue interest obligation to equal the amount required to repurchase Royalty Trust’s revenue interest.

8. Notes Payable and Capital Lease Obligations:

During July 2002, we entered into a financing arrangement with a lending institution. The arrangement provided individual notes payable with terms of either 35 or 48 months from each individual note’s inception and consisted of the following:

	2006	2005	2004	2003	Total
Notes payable issued	$683,950	1,572,514	$537,974	$292,292	$3,086,730
Annual interest rate (approximate)	11.79%	11.19%	11.43%	10.42%	—
Aggregate outstanding balance at December 31, 2006	$629,893	1,227,766	169,078	6,439	$2,033,176
Aggregate outstanding balance at December 31, 2005	—	1,546,365	$350,949	$102,201	$1,999,515

The notes payable are secured by certain equipment.

Capital lease obligations consisted of the following:

	December 31
	2006	2005
Capital lease obligations	$457,804	$156,739

Less – amount representing interest	(78,792)	(22,602)

Present value of minimum lease payments	379,012	134,137
Less – current portion of minimum lease payments	(89,745)	(50,882)

	$289,267	$83,255

During January 2002, we entered into a $129,472 capital lease financing arrangement. The term of this lease is 60 months with an annual interest rate of 11.45%. The lease is secured by the underlying equipment. As of December 31, 2006 and 2005, the outstanding balance under this arrangement was $0 and $32,093, respectively.

During September 2005, we entered into a $107,982 capital lease financing arrangement. The term of this lease is 60 months with an annual interest rate of 8.00%. The lease is secured by the underlying equipment. As of December 31, 2006 and 2005, the outstanding balance under this arrangement was $83,255 and $102,044, respectively.

During 2006, we entered into an aggregate of $322,469 of capital leases. The terms of these leases range from 42 months to 60 months with annual interest rates ranging between 11.45% to 13.39%. The leases are secured by the underlying equipment. As of December 31, 2006, the outstanding balance under these arrangements was $295,757.

Borrowing and capital lease obligation maturities as of December 31, 2006 are as follows:

	Capital Leases	Notes Payable
2007	$89,745	$695,103
2008	99,570	581,769
2009	110,524	610,801
2010	56,045	145,503
2011	23,128	—

Total	$379,012	$2,033,176

Interest expense on notes payable and capital lease obligations was $245,109, $100,221 and $95,748 for the years ended December 31, 2006, 2005, and 2004, respectively.

9. Other Accrued Expenses:

As of December 31, 2006 and 2005, other accrued expenses consisted of the following:

	December 31
	2006	2005
Commissions payable	$925,030	$890,801
Royalties payable	371,842	368,345
Accrued professional fees	800,279	602,385
Clinical expenses	653,508	290,387
Other	881,384	632,816

	$3,632,043	$2,784,734

10. Profit Sharing Plan:

The Company has a Section 401(k) plan for all qualified employees, as defined. Company contributions are discretionary and determined annually and were $390,669, $292,356 and $189,284 for the years ended December 31, 2006, 2005 and 2004, respectively.

11. Shareholders’ Equity:

Preferred Stock and Warrants

On June 27, 2003, the shares of Series A Preferred Stock became subject to an automatic conversion provision set forth in the Statement of Designations, Rights and Preferences of the Series A Preferred Stock (the “Series A Preferred Stock Designations”) as a result of the average of the closing prices of our Common Stock as reported on the Nasdaq Global Market over the 20 trading days ended June 26, 2003. During 2005 and 2004, 117 shares and 190 shares of Series A Preferred Stock, respectively, automatically converted into 685,816 and 1,113,714 shares of Common Stock, respectively, which have been included in the computation of basic and diluted loss per share for year ended December 31, 2004.

Common Stock

During November and December 2006, we sold 8,819,128 shares of our Common Stock in a registered underwritten offering for net proceeds of $26,573,492.

During the years ended December 31, 2006 and 2005, we made restricted stock awards aggregating 24,192 and 20,928 shares, respectively, to our non-employee directors in consideration for their services. The aggregate value of the 2006 and 2005 awards was $85,160 and $89,991, respectively. Compensation expense for the years ended December 31, 2006 and 2005 was $26,756 and $9,000, respectively.

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

Equity Compensation Plan

We have equity compensation plans (the “Plans”) that provide for incentive and nonqualified stock options, restricted stock awards, restricted stock units and other equity incentives to be granted to directors, employees, and consultants. The Plans are the only plans under which stock options have been granted, and both have been approved by our shareholders.

Common Stock Options

Options are granted with exercise prices equal to or greater than the fair market value of the Common Stock on the date of grant. Generally, incentive stock options become exercisable in equal installments over a four-year period and nonqualified stock options to non-employee consultants are fully vested. The options generally remain exercisable for a maximum period of ten years.

As of December 31, 2006, there were an aggregate of 9,850,000 options originally authorized for issuance under the Plans, 770,026 options available for grant under the Plans and 6,493,356 exercisable options outstanding with a weighted average exercise price of $3.91 per share.

For all outstanding options, the weighted average exercise price per share is $3.84 with a weighted average remaining contractual life of approximately seven years and an aggregate intrinsic value of $1,739,202.

For all exercisable options, the weighted average exercise price per share is $3.91 with a weighted average remaining contractual life of approximately six years and an aggregate intrinsic value of $1,546,960.

Summary stock option information is as follows:

	Aggregate Number	Aggregate Exercise Price	Exercise Price Range	Weighted Average Exercise Price
Outstanding, December 31, 2003	4,690,172	$16,538,735	$1.00 – 11.63	$3.53
Granted	2,629,283	11,396,477	3.03 – 5.15	4.33
Exercised	(264,595)	(696,932)	1.00 – 4.13	2.63
Cancelled	(466,982)	(1,860,852)	1.65 – 6.60	3.98
Outstanding, December 31, 2004	6,587,878	$25,377,428	$1.65 – 11.63	$3.85
Granted	1,363,641	5,117,943	3.10 – 4.30	3.75
Exercised	(82,200)	(218,717)	1.73 – 3.18	2.66
Cancelled	(308,923)	(1,239,972)	2.42 – 11.63	4.01
Outstanding, December 31, 2005	7,560,396	$29,036,682	$1.65 – 11.25	$3.84
Granted	881,187	3,306,992	3.67 – 3.89	3.75
Exercised	(148,525)	(462,337)	2.98 – 3.13	3.11
Cancelled	(279,565)	(1,052,973)	3.56 – 4.05	3.77
Outstanding, December 31, 2006	8,013,493	$30,828,364	$1.65 – 11.25	$3.84

Additional information regarding stock options as of December 31, 2006 is as follows:

Exercise Price Range	Number of Options Outstanding
$1.65 - $1.98	94,000
2.02 - 2.49	288,650
2.56 - 2.95	389,240
3.00 - 3.25	1,361,790
3.26 - 3.99	2,540,080
4.00 - 4.25	486,600
4.26 - 4.50	2,012,583
4.51 - 4.99	220,200
5.00 - 5.75	546,750
5.90 - 11.25	73,600

8,013,493

During 2006, 2005 and 2004, respectively, we granted stock options to certain consultants in consideration for various services (see “Accounting for and Derivative Liability Associated with Non-Employee Stock Options,” above in Note 3).

During 2004, we modified the terms of certain incentive stock option agreements in consideration for services valued at $16,477.

Employee Stock Purchase Plan

In November 1998, an Employee Stock Purchase Plan (the “ESPP”) was established to provide eligible employees an opportunity to purchase our Common Stock. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase Common Stock. Through December 31, 2005, the per share purchase price is 85% of the lower closing price on the first or last trading day of each calendar quarter. However, effective January 1, 2006, the per share purchase price is 95% of the closing price on the last trading day of each calendar quarter. The amount that may be offered pursuant to the ESPP is 300,000 shares of our Common Stock. There were 28,061, 26,959 and 25,387 shares purchased under the ESPP during 2006, 2005 and 2004, respectively, for cash proceeds of $102,253, $86,812 and $82,135, respectively. As of December 31, 2006, there were 136,100 shares of Common Stock available for purchase under the ESPP.

Common Stock Purchase Warrants

Common stock purchase warrant information as of December 31, 2006 is as follows:

	Number of Warrant Shares Outstanding	Exercise Price Range	Expiration
	10,000	$1.75	June 2007
	996,787	$3.82	June 2008
	104,000	$2.80	October 2008
Total	1,110,787	$1.75 -$3.82

During 2005, warrants to purchase 7,753 of Common Stock were exercised in a cashless exchange for 2,442 shares of Common Stock.

During 2004, warrants to purchase 128,572 shares of Common Stock were exercised for proceeds of $514,288.

During 2005, warrants to purchase 113,559 shares of our Common Stock expired unexercised at exercise prices ranging from $5.26 to $5.90 per share. During 2004, warrants to purchase 10,000 shares of our Common Stock expired unexercised at an exercise price of $6.00 per share.

12. Product Sales:

For the years ended December 31, 2006, 2005 and 2004, product sales by geographic market were as follows:

	Year Ended December 31
	2006	2005	2004
United States	$43,509,572	$32,228,872	$22,850,522
Outside the United States	3,318,475	2,450,426	1,810,860

Total product sales	$46,828,047	$34,679,298	$24,661,382

Approximately 60%, 60% and 42% of our product sales during the years ended December 31, 2006, 2005 and 2004, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 14). VITAGEL, which was launched at the start of 2005, contributed approximately 17% of our product sales during the year ended December 31, 2006, as compared to approximately 9% of our product sales during the year ended December 31, 2005.

13. Income Taxes:

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

	Year Ended December 31
	2006	2005	2004
Current	$—	$—	$—
Deferred	(6,594,987)	(6,138,066)	(7,394,890)

	(6,594,987)	(6,138,066)	(7,394,890)
Valuation allowance	$6,594,987	$6,138,066	$7,394,890

	$—	$—	$—

The difference between our federal statutory income tax rate and our effective income tax rate is primarily due to permanent items, state income taxes and changes in the valuation allowance.

Components of our deferred tax asset as of December 31, 2006 and 2005 are as follows:

	December 31
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$34,147,263	$28,220,402
Accrued expenses not currently deductible and other	5,824,625	6,351,939
Research and patent costs capitalized for tax purposes	12,228,156	11,183,400
Research and development credits	1,391,318	1,240,633

	53,591,362	46,996,374
Valuation allowance	(53,591,362)	(46,996,374)

Net deferred tax asset	$—	$—

The asset and liability method requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of our deferred tax assets since the realization of the deferred tax asset is not assured given our history of operating losses. The deferred tax asset primarily includes net operating loss and tax credit carryforwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in the accompanying Statements of Operations but have been recorded as assets for income tax purposes.

As of December 31, 2006, we had approximately $76,600,000 of federal net operating loss carryforwards, $78,800,000 of state net operating loss carryforwards and $10,600,000 of foreign net operating loss carryforwards. Federal net operating loss carryforwards begin to expire in 2009 while the state net operating carryforwards have begun to expire. The foreign net losses have an unlimited carryforward period. The amount of U.S. federal net operating loss and credit carryforwards which can be utilized in any one period may be limited by federal and state income tax regulations, since a change in ownership as defined in Section 382 and 383 of the Internal Revenue Code may have occurred in prior years. The amount of net operating loss carryforwards which can be utilized in any one period on the Pennsylvania corporate income tax return is limited to $2,000,000 in 2006 and will increase to the greater of $3,000,000 or 12.5% of apportioned net taxable income beginning in 2007. Federal and Pennsylvania research and development tax credits of $1,248,487 and $142,831 begin to expire in 2010 and 2014, respectively.

14. Commitments and Contingencies:

Operating Leases

We lease office space and equipment under non-cancelable operating leases. For the years ended December 31, 2006, 2005 and 2004, lease expense was $563,810, $439,742 and $394,707,

respectively. At December 31, 2006, future minimum rental payments under operating leases are as follows:

2007	$429,476
2008	481,859
2009	497,036
2010	481,094
2011	495,672
2012 and thereafter	294,263

$2,679,400

Revenue Interest Obligation (see Note 7)

Agreement with Kensey Nash Corporation

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize certain biomaterials-based products based upon our VITOSS platform. The new products to be developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any approved or cleared jointly developed product under the agreement, and we will market and sell the product worldwide. This right extends until February 2014 for the VITOSS FOAM product platform. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product and make royalty payments to Kensey based on the net sales of such product. In December 2003, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the first jointly developed product platform, VITOSS FOAM, and we commenced sales on the first of several product configurations under the VITOSS FOAM product platform during February 2004.

During the years ended December 31, 2006, 2005 and 2004, we purchased $3,624,662, $4,808,552 and $6,614,458, respectively, of product inventory manufactured by Kensey on our behalf. As of December 31, 2006 and December 31, 2005, we owed Kensey $1,277,886 and $1,323,595, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. All product royalty expense payable to Kensey is included in cost of sales on our Consolidated Statements of Operations as we recognize product sales revenue from our customers.

In addition, we pay royalties to Kensey on our VITOSS Bone Graft Substitute product sales, based on a royalty arrangement that Kensey purchased from the product’s co-inventor effective April 2004, up to an aggregate payment of $5,000,000.

15. Agreements with Angiotech Pharmaceuticals, Inc.

In June 2004, we entered into a Distribution Agreement with Angiotech to distribute to surgical customers throughout North America the CoStasis® composite liquid hemostat (which we re-branded as VITAGEL Surgical Hemostat) and the CELLPAKER® plasma collection system used in conjunction with VITAGEL. The Distribution Agreement required us to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Effective September 30, 2005, the Distribution Agreement was amended to provide for the transition of product and accessory manufacturing responsibility from Angiotech to us. The amendment also changed the royalty rate payable by us to Angiotech and modified the method for calculating net sales of such products. Angiotech decided to cease the manufacture of VITAGEL and CELLPAKER by November 2005; therefore, in October 2005, we purchased all available existing VITAGEL and CELLPAKER products, accessories and work-in-process from Angiotech for $1,800,000. On June 16, 2006, we obtained pre-market approval (“PMA”) from the FDA to sell VITAGEL manufactured at our Malvern, Pennsylvania facility (the “VITAGEL PMA”). After receiving the VITAGEL PMA, we started manufacturing VITAGEL in July 2006, and in August 2006 we commenced selling VITAGEL first manufactured since obtaining the VITAGEL PMA. In addition, we had previously manufactured under the VITAGEL PMA three lots of VITAGEL that became available for sale in late June 2006. In January 2007, we obtained approval from the FDA for a PMA supplement which enables us to sell CELLPAKER manufactured by our subcontractor’s facility. Effective January 1, 2006, we entered into a License Agreement with Angiotech pursuant to which Angiotech licensed VITAGEL products and the CELLPAKER plasma collection system to us and we assumed manufacturing responsibility for these products. The Distribution Agreement described above served as the basis for the establishment of the License Agreement. In accordance with its terms, the Distribution Agreement terminated in the first quarter of 2007 upon completion of the sale of all VITAGEL and CELLPAKER inventory products that we purchased from Angiotech in October 2005. Until December 29, 2006, we paid royalties on sales of the VITAGEL and CELLPAKER inventory that we purchased from Angiotech in October 2005 in accordance with the terms of the Distribution Agreement.

On December 29, 2006, pursuant to a Royalty Sale Agreement with Angiotech, we purchased the profit-sharing royalty rights for VITAGEL and CELLPAKER products under the License Agreement for $9,000,000 in cash. Concurrently with such purchase, we entered into an Amended and Restated License Agreement with Angiotech that amended the original License Agreement to eliminate our obligations to meet minimum sales requirements, extend the term of the license from December 31, 2014 through July 31, 2017, and eliminate certain termination rights in favor of Angiotech. Under the Amended and Restated License Agreement, we have exclusive rights to manufacture and sell VITAGEL products throughout the world for orthopedic indications, and non-exclusive rights to manufacture and sell CELLPAKER products throughout the world for all indications. Under the Amended and Restated License Agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture and sell an Angiotech-branded VITAGEL product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. Prior to the amendment and restatement of the License Agreement on December 29, 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of VITAGEL and CELLPAKER products that we manufactured. The $9,000,000 payment has been recorded as a License Right Intangible on the accompanying Consolidated Balance Sheet as of December 31, 2006. This amount will be amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is July 31, 2017.

During the year ended December 31, 2006, we purchased $64,944 of product inventory from Angiotech, and as of December 31, 2006, we owed Angiotech $52,783 for manufactured product inventory and royalties, which is included in accounts payable and other accrued expenses on the consolidated balance sheet.

During the year ended December 31, 2005, we purchased $3,227,199 of product inventory from Angiotech, and as of December 31, 2005, we owed Angiotech $2,303,969 for manufactured product inventory and royalties, which is included in accounts payable and other accrued expenses on the consolidated balance sheet. During the year ended December 31, 2004 we purchased $164,565 of product inventory from Angiotech. All product royalty expense payable to Angiotech is included in cost of sales on the consolidated statements of operations, as we recognize product sales revenue from our customers.

16. Quarterly Financial Data (Unaudited):

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
2006:
Product sales	$10,816,956	$11,180,400	$11,023,407	$13,807,284	$46,828,047
Gross profit	7,305,781	6,781,905	6,767,669	8,190,117	29,045,472
Total operating expenses	11,158,010	12,110,058	10,345,678	12,392,193	46,005,939
Net interest expense	75,400	132,490	156,459	138,823	503,172
Net loss	(3,927,629)	(5,460,643)	(3,734,468)	(4,340,899)	(17,463,639)
Net loss per share, basic and diluted	(0.08)	(0.10)	(0.07)	(0.08)	(0.33)

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
2005:
Product sales	$7,885,737	$8,470,111	$8,352,219	$9,971,231	$34,679,298
Gross profit	5,388,854	5,621,931	4,699,281	6,317,654	22,027,720
Total operating expenses	8,182,136	8,303,772	8,994,905	9,474,269	34,955,082
Net interest expense	96,254	59,662	125,337	154,726	435,979
Net loss	(2,889,536)	(2,741,503)	(4,420,961)	(3,311,341)	(13,363,341)
Net loss per share, basic and diluted	$(0.06)	$(0.06)	$(0.09)	$(0.07)	$(0.28)

17. Valuation and Qualifying Accounts:

Description	Balance, Beginning of Period	Cost and Expenses	Deductions(1)	Balance, End of Period
For the year ended December 31, 2006:
Reserve for doubtful accounts	$123,595	$86,685	$8,150	$202,130

For the year ended December 31, 2005:
Reserve for doubtful accounts	$75,681	$85,561	$37,647	$123,595

For the year ended December 31, 2004:
Reserve for doubtful accounts	$150,000	$—	$74,319	$75,681

(1)	Represents write-offs of specific accounts receivable.

18. Subsequent Event:

On February 15, 2007, we sold our assets associated with the Endoskeleton TA Vertebral Body Replacement structural device product line for $458,480, which we will record as a gain on sale of assets during the quarter ending March 31, 2007. As a result of the sale, we no longer manufacture or sell Endoskeleton products. We recorded revenues for the years ended December 31, 2006, 2005 and 2004 of $902,593, $486,588 and $220,400, respectively, for sales of Endoskeleton products.

EXHIBIT INDEX

Exhibit	Description
3.1.1	Composite Amended and Restated Articles of Incorporation of the Company, as amended (11)

3.1.2	Statement with Respect to Shares (11)

3.2	Amended and Restated Bylaws of the Company, as amended (16)

4.1	Specimen of Common Stock Certificate of the Company (3)

*10.1	Employment Letter dated as of March 12, 1999 by and between the Company and Dr. Maarten Persenaire (5)

*10.2	Employment Agreement, dated as of April 23, 2003 by and between the Company and Erik M. Erbe (17)

*10.3	Employment Agreement, dated as of April 23, 2003 by and between the Company and Antony Koblish (17)

*10.4	Employment Agreement, dated as of April 23, 2003 by and between the Company and Joseph M. Paiva (17)

*10.5	Employment Agreement, dated as of August 28, 2001, between the Company and Douglas Low (10)

*10.6	Employment Arrangement between the Company and Christopher Smith (10)

*10.7	Employment Arrangement between the Company and Donald Scanlan (10)

*10.8	Change of Control Agreement, dated as of April 23, 2001 between the Company and David McIlhenny (5)

*10.9	Form of Change of Control Agreement between Orthovita and certain officers (1)

*10.10	Form of Indemnification Agreement between the Company and directors (8)

*10.11	Amended and Restated 1997 Equity Compensation Plan, as amended and restated through March 6, 2007 (20)

*10.12	Amended and Restated 1993 Stock Option Plan (2)

*10.13	Form of Incentive Stock Option Grant (18)

*10.14	Form of Nonqualified Stock Option Grant (18)

*10.15	Form of Restricted Stock Unit Agreement (20)

*10.16	Employee Stock Purchase Plan (2)

*10.17	Summary of Certain Revised Terms of Employee Stock Purchase Plan Designated by the Board of Directors (6)

10.18	Revenue Interests Assignment Agreement dated as of October 16, 2001 among Vita Special Purpose Corp., the Company and Paul Capital Royalty Acquisition Fund, L.P. (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2) (13)

10.19	Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of March 22, 2002 among the Company, Paul Capital Royalty Acquisition Fund, L.P. and Vita Special Purpose Corp. (4)

10.20	Second Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of January 9, 2004 among the Company, Paul Capital Royalty Acquisition Fund, L.P. and Vita Special Purpose Corp. (6)

10.21	Third Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of February 1, 2005 among the Company, Royalty Securitization Trust I (successor-in-interest to Paul Capital Royalty Acquisition Fund, L.P.) and Vita Special Purpose Corp. (6)

10.22	Fourth Amendment to Revenue Interests Assignment Agreement and Stock Purchase Agreement dated as of December 19, 2005 among the Company, Securitization Trust I (successor-in-interest to Paul Capital Royalty Acquisition Fund, L.P.) and Vita Special Purpose Corp. (6)

10.23	Assignment dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (12)

10.24	Security Agreement dated as of October 16, 2001 between Vita Special Purpose Corp. and Paul Capital Royalty Acquisition Fund, L.P. (12)

10.25	Pledge Agreement dated as of October 16, 2001 between Vita Licensing, Inc. and Paul Capital Royalty Acquisition Fund, L.P. (12)

10.26	Stock Purchase Agreement dated as of October 16, 2001 between the Company and Paul Capital Royalty Acquisition Fund, L.P. (12)

10.27	Preferred Stock and Warrant Purchase Agreement dated as of July 19, 2002 between the Company and the Purchasers named therein (14)

10.28	Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (5)

10.29	Form of Promissory Note relating to Master Security Agreement dated as of October 4, 2001 between the Company and General Electric Capital Corporation (7)

10.30	Investor Rights Agreement dated as of July 19, 2002 between the Company and the other parties named therein (14)

10.31	Form of Securities Purchase Agreement dated as of June 26, 2003 among the Company and the Investors named therein (15)

10.32	Form of Warrant issued to each of the Investors identified in the Securities Purchase Agreement dated as of June 27, 2003 (15)

10.33	Warrant to purchase 66,786 shares of Common Stock issued to SG Cowen Securities Corporation, as Placement Agent (15)

10.34	Warrant to purchase 80,000 shares of Common Stock issued to SG Cowen Securities Corporation, as Placement Agent (15)

10.35	Warrant to purchase 10,000 shares issued to Richard D. Guyer, M.D. (7)

10.36	Form of Warrant issued to the Designees of Placement Agent SmallCaps Online Group, LLC (14)

10.37	Development, Manufacturing and Supply Agreement dated as of March 25, 2003 between the Company and Kensey Nash Corporation (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2) (17)

10.38	Amendment to Development, Manufacturing and Supply Agreement dated as of March 25, 2003 between the Company and Kensey Nash Corporation (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2) (9)

10.39	Amended and Restated License Agreement dated as of December 29, 2006 between the Company and Angiotech Pharmaceuticals (U.S.), Inc. (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2) (1)

10.40	Royalty Sale Agreement dated as of December 29, 2006 between the Company and Angiotech Pharmaceuticals (U.S.), Inc. (19)

21.1	Subsidiaries (1)

23.1	Consent of KPMG LLP (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
(1)	Filed herewith.
(2)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on June 15, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(7)	Filed as an Exhibit to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 13, 2001 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on November 27, 2001 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 23, 2002 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 8, 2003 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2003 and incorporated herein by reference.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 30, 2004 and incorporated herein by reference.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 28, 2005 and incorporated herein by reference.
(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2006 and incorporated herein by reference.
(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 12, 2007 and incorporated herein by reference.