Form 10-Q
period 2007-03-31
ORTHOVITA INC
filed 2007-05-10
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2007
Common Stock, par value $.01	61,427,466 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,151,957	$16,402,379
Short-term investments	14,089,358	11,936,143
Accounts receivable, net of allowance for doubtful accounts of $224,630 and $202,130, respectively	8,210,219	8,755,068
Inventories	10,730,714	9,444,483
Prepaid revenue interest expense	1,430,371	570,534
Other current assets	403,973	356,005

Total current assets	45,016,592	47,464,612
Property and equipment, net	4,912,761	5,294,880
License Right Intangible, net	8,787,402	9,000,000
Other assets	690,513	455,819

Total assets	$59,407,268	$62,215,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$654,763	$695,103
Current portion of capital lease obligations	94,585	89,745
Accounts payable	3,420,203	1,793,931
Accrued compensation and related expenses	1,143,257	1,953,553
Other accrued expenses	3,010,819	3,632,043

Total current liabilities	8,323,627	8,164,375

LONG-TERM LIABILITIES:
Other long-term liabilities	176,717	174,613
Notes payable	1,198,737	1,338,073
Capital lease obligations	275,068	289,267
Revenue interest obligation	7,167,700	7,167,700
Derivative liability associated with non-employee stock options	1,327,236	1,819,761

Total long-term liabilities	10,145,458	10,789,414

Total liabilities	18,469,085	18,953,789

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000,000 shares authorized, 61,727,431 and 61,312,332 shares issued and outstanding	617,274	613,123
Additional paid-in capital	179,146,450	178,555,247
Accumulated deficit	(138,982,142)	(136,037,774)
Accumulated other comprehensive income	156,601	130,926

Total shareholders’ equity	40,938,183	43,261,522

Total liabilities and shareholders’ equity	$59,407,268	$62,215,311

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2007	2006
PRODUCT SALES	$13,150,686	$10,816,956
COST OF SALES	4,709,089	3,511,175

GROSS PROFIT	8,441,597	7,305,781

OPERATING EXPENSES:
General and administrative	2,471,407	2,105,780
Selling and marketing	7,414,140	6,947,027
Research and development	1,773,318	2,105,203

Total operating expenses	11,658,865	11,158,010

OPERATING LOSS	(3,217,268)	(3,852,229)
GAIN ON SALE OF PRODUCT LINE AND RELATED ASSETS	372,375	—
INTEREST EXPENSE	(65,897)	(49,585)
REVENUE INTEREST EXPENSE	(319,629)	(276,212)
INTEREST INCOME	286,051	250,397

NET LOSS	$(2,944,368)	$(3,927,629)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.05)	$(0.08)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	61,322,403	52,321,863

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(2,944,368)	$(3,927,629)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	299,671	363,382
Amortization of License Right Intangible	212,598	—
Compensation expense related to restricted stock	27,283	4,500
Common stock issued for services rendered	3,675	—
Common stock options issued for services rendered	—	64,384
Compensation expense related to employee stock options	294,075	403,298
Exchange of consultant stock options	30,500	—
Fair market value adjustment related to derivative liability associated with non-employee stock options	(492,525)	87,023
Provision for doubtful accounts	22,500	—
Gain on sale of product line and related assets	(372,375)	—
(Increase) decrease in -
Accounts receivable	522,349	(403,810)
Inventories	(1,347,575)	69,834
Prepaid revenue interest expense	(859,837)	(1,473,788)
Other current assets	(47,968)	(49,232)
Other assets	(266,834)	71,782
Increase (decrease) in -
Accounts payable	1,662,398	(1,237,398)
Accrued compensation and related expenses	(810,296)	(343,492)
Other accrued expenses	(621,224)	5,651
Other long-term liabilities	2,104	2,215

Net cash used in operating activities	(4,685,849)	(6,363,280)

INVESTING ACTIVITIES:
Purchases of investments	(6,103,457)	(1,006,267)
Proceeds from sale of investments	4,050,000	4,500,000
Proceeds from sale of property and equipment	—	3,179
Proceeds from sale of product line	458,480	—
Purchases of property and equipment	(33,096)	(308,348)

Net cash (used in) provided by investing activities	(1,628,073)	3,188,564

FINANCING ACTIVITIES:
Repayment of notes payable	(179,676)	(135,931)
Repayments of capital lease obligations	(21,969)	(12,244)
Costs associated with sale of common stock	(2,496)	(27,989)
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	242,317	159,125

Net cash provided by (used in) financing activities	38,176	(17,039)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	25,324	(169,853)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,250,422)	(3,361,608)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,402,379	8,834,694

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,151,957	$5,473,086

Supplemental Cash Flow Information

Cash paid for interest expense	$65,897	$49,585
Capital lease obligations incurred	$12,610	$—

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

In addition, we employ in-house research and development in support of biomaterial and biologic technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) to develop and commercialize synthetic-based biomaterial products, and we market VITAGEL and the CELLPAKER® Plasma Collection System under a license with Angiotech Pharmaceuticals (U.S.) Inc. (“Angiotech”), and continue to pursue similar relationships with other biomaterials companies.

In the U.S., we have assembled a field sales network of direct sales representatives and independent sales agencies in order to market VITOSS, VITAGEL, the IMBIBE® Bone Marrow Aspiration System and CELLPAKER. Outside of the U.S., we primarily utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and the ALIQUOT® Delivery System.

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

Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of December 31, 2006 and 2005, and related Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Loss and Cash Flows for each of the years in the three-year period ended December 31, 2006. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

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

Common Stock options and warrants exercisable to purchase 9,001,775, and 8,595,105 shares were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2007 and 2006, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

Accounting for Stock Options Issued to Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and requires companies to expense the value of employee stock options and similar awards. The effective date of SFAS No. 123R was January 1, 2006. Under SFAS No. 123R, we are required to expense stock options in our Consolidated Statements of Operations. We have selected the Black-Scholes option-pricing model, on a modified prospective transition method, as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock option-based compensation expense for the three months ended March 31, 2007 includes the remaining compensation expense for all stock option-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. These amounts are being amortized based upon a graded vesting schedule in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation expense for all stock option awards granted to employees subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and amortized on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense for our stock options resulting from the adoption of SFAS No. 123R included in our Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
OPERATING EXPENSES:
General and administrative	$133,003	$140,021
Selling and marketing	104,573	146,078
Research and development	56,499	117,199

Total operating expenses	$294,075	$403,298

The fair value of all outstanding and unvested stock option awards to employees was estimated using the Black-Scholes fair value option pricing model on the date of grant, with the following weighted average assumptions for the three months ended March 31, 2007 and 2006:

	Three months ended March 31
	2007	2006
Risk-free interest rate	4.43%	4.63%
Volatility	59%	64%
Dividend yield	0%	0%
Expected life	5 years	5 years

The weighted average fair value of options granted was $1.76 and $2.30 per share for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, we calculated historical volatility based upon the daily closing prices of our Common Stock as quoted on the Nasdaq Global Market (“Nasdaq”) or Nasdaq Europe (for closing prices prior to August 2, 2000, our date of listing on Nasdaq) over a prior period having a term equal to the expected life of the stock options.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, which provides criteria for the recognition and measurement of uncertain tax positions. FIN 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements. The provisions of FIN 48 were effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of our Consolidated Balance Sheets. For the three months ended March 31, 2007 and 2006, comprehensive loss was:

	Three Months Ended March 31
	2007	2006
Net loss	$(2,944,368)	$(3,927,629)
Total other comprehensive (loss) income	25,675	(164,481)

Comprehensive loss	$(2,918,693)	$(4,092,110)

3. ACCOUNTING FOR DERIVATIVE LIABILITY ASSOCIATED WITH NON-EMPLOYEE STOCK OPTIONS:

During the three months ended March 31, 2006, we granted options for the purchase of an aggregate 20,000 shares of Common Stock with various exercise prices to certain consultants in consideration for services. The $64,384 aggregate grant date value of these options was included in selling and marketing expenses in our Consolidated Statements of Operations for the three months ended March 31, 2006. All of these stock options were fully vested on the date of grant and were valued using the Black-Scholes model. We granted no options to consultants during the three months ended March 31, 2007.

Historically, the common stock options we have granted to non-employee consultants as compensation for services rendered were fully vested on the date of the grant. Upon adoption of SFAS No. 123R, during the service and vesting period, these options are accounted for under SFAS No. 123R. However, once the service period terminates, these options are then accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Instruments” (“EITF No. 00-19”), from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. In certain circumstances, these awards may have to be settled in cash. Accordingly, effective January 1, 2006, we reclassified from equity to liabilities the aggregate fair value of our fully-vested non-employee consultant stock options that were outstanding as of January 1, 2006. In addition, we are required to record a fair value adjustment at the end of each quarter for the change in the fair value of our fully-vested non-employee consultant stock options outstanding.

Our stock price may be volatile and may fluctuate. Since we cannot determine what our stock price will be at the end of future quarters, we cannot estimate the impact of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Statements of Operations in the future. An increase to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, may result in an increase to the liability recorded to our Consolidated Balance Sheet and an increase to operating expenses recorded on our Consolidated Statements of Operations. Conversely, a decrease to our stock price as of the last day of a given quarter, as compared to our stock price as of the last day of the prior quarter, may have the opposite effect. Additionally, any subsequent changes to the assumptions used in the Black-Scholes model to estimate the fair value of these non-employee consultant options will impact the effect of EITF No. 00-19 on our Consolidated Balance Sheet and Consolidated Statements of Operations.

On January 1, 2006, we recorded the fair value of our outstanding consultant stock options as a reduction to additional paid in capital and an increase to our derivative liability in the amount of $2,267,086. The table below summarizes the changes in our derivative liability associated with non-employee consultant stock options for the period from January 1, 2007 through March 31, 2007.

Balance as of January 1, 2007	$1,819,761
Fair value of fully vested consultant stock options granted during the three months ended March 31, 2007	—
Fair value of consultant stock options exercised during the three months ended March 31, 2007	—
Fair value of fully vested consultant stock options exchanged for common stock during the three months ended March 31, 2007	(9,351)
Fair value adjustment as of March 31, 2007	(483,174)

Balance as of March 31, 2007	$1,327,236

The fair value of our derivative liability associated with consultant stock options was estimated using the Black-Scholes option pricing model and was based on the closing price of our stock as quoted on Nasdaq on March 31, 2007, which was $2.92 per share, and the following weighted average assumptions as of March 31, 2007:

Risk-free interest rate	4.52%
Volatility	60%
Dividend yield	0%
Life	5 years

The weighted average fair value of the consultant stock options outstanding was $1.49 per share at March 31, 2007. As of March 31, 2007, our consultants held fully-vested stock options to purchase 872,748 shares of our Common Stock, at a weighted average exercise price of $3.57 per share and a weighted average remaining term of approximately 5 years. We have classified this liability as non-current as management does not believe that it will need to be satisfied using current assets within the next twelve months.

4. CASH, CASH EQUIVALENTS AND INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of March 31, 2007 and December 31, 2006, cash, cash equivalents and investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
As of March 31, 2007:
Cash and cash equivalents	$10,151,957	$—	$—	10,151,957
Short-term investments: due in less than one year	14,093,537	—	(4,179)	14,089,358

	$24,245,494	—	(4,179)	24,241,315

As of December 31, 2006:
Cash and cash equivalents	$16,402,379	$—	$—	$16,402,379
Short-term investments: due in less than one year	11,928,957	7,186	—	11,936,143

	$28,331,336	$7,186	$—	$28,338,522

Amortization of discounts and premiums related to investments resulted in income of $99,780 for the three months ended March 31, 2007. Amortization of discounts and premiums related to investments resulted in income of $5,634 for the three months ended March 31, 2006.

5. INVENTORIES:

As of March 31, 2007 and December 31, 2006, inventories consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials	$878,859	$684,724
Work-in-process	5,039,375	4,586,604
Finished goods	4,812,480	4,173,155

	$10,730,714	$9,444,483

6. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”), which provided for the payment of revenue interest to Royalty Trust. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with EITF Issue No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the revenue interest obligation of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700.

The revenue interest agreement provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000, of certain of our products, including VITOSS, CORTOSS and any structural bioactive device, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. Since we failed to meet the specified annual net sales levels, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS during 2006 and the three months ended March 31, 2007.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In February 2005, the revenue interest agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust in 2005, $989,287 was earned in 2005 and the balance of $610,713 was repaid to us in April 2006. In December 2005, the revenue interest agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. Of the $1,750,000, $1,179,466 was earned in 2006 and the balance of $570,534 was repaid to us in January 2007. In March 2007, the revenue interest agreement with Royalty Trust was further amended by mutual agreement to reduce the advance payment for 2007 from $3,000,000 to $1,750,000. As a result, in March 2007, Royalty Trust returned to us $1,250,000 of the $3,000,000 advance payment for 2007 that we had previously paid Royalty Trust in January 2007. The amount of the advance payment remains $3,000,000 in each of the years 2008 through 2016. While we believe that we will have sufficient cash at the end of 2007 to make the required $3,000,000 advance payment to Royalty Trust during 2008, we may not have sufficient cash to meet our advance payment obligations for the years 2009 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year.

The products that are subject to the revenue interest agreement have been approved and launched at various times over the last several years or are still under development. For these reasons, as of March 31, 2007, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have determined not to amortize any portion of the liability attributable to the revenue interest obligation, and we have charged and, for the foreseeable future, we will continue to charge, revenue interest expense in accordance with EITF No. 88-18 for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized. Revenue interest expense of $319,629 and $276,212 was recorded for the three months ended March 31, 2007 and 2006, respectively.

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

As of March 31, 2007, we were in compliance with all financial covenants under the revenue interest agreement. However, if we fail to maintain certain specified balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest. In addition to the failure to comply with the financial covenants described above, the occurrence of certain events, including those set forth below, triggers Royalty Trust’s right to require us to repurchase its revenue interest:

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

In addition, our failure to maintain strategic reserve supplies of each significant single-source material used to manufacture VITOSS, CORTOSS and certain products that we may develop in the future may result in a breach of our material financing agreement with Royalty Trust. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of March 31, 2007, we would have owed Royalty Trust approximately $24,600,000. As of March 31, 2007, we do not expect to be out of compliance with the financial covenants of the revenue interest obligation within the next twelve months.

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

If we were unable to repurchase the revenue interest upon a repurchase event, Royalty Trust could foreclose on the Pledged Assets, and we could be forced into bankruptcy. Royalty Trust could also foreclose on the Pledged Assets if we became insolvent or involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of March 31, 2007. In the event that we repurchased Royalty Trust’s revenue interest, Royalty Trust would have no obligation to surrender the shares of our Common Stock that it had purchased as part of the revenue interest assignment transaction.

If we know that we will not be in compliance with our covenants under the Royalty Trust agreement, we will be required to adjust the revenue interest obligation to equal the amount required to repurchase Royalty Trust’s revenue interest.

7. OTHER ACCRUED EXPENSES:

As of March 31, 2007 and December 31, 2006, other accrued expenses consisted of the following:

	March 31, 2007	December 31, 2006
Commissions payable	$983,512	$925,030
Royalties payable	361,833	371,842
Accrued professional fees	731,483	800,279
Clinical expenses	479,779	653,508
Other	454,212	881,384

	$3,010,819	$3,632,043

8. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2006 through March 31, 2007.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2006	61,312,332	$43,261,522
Exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	85,643	242,317
Exchange of consultant stock options for common stock	10,000	30,500
Stock-based employee compensation expense determined under SFAS No. 123R		294,075
Costs associated with sale of common stock		(2,496)
Compensation expense related to restricted stock	318,332	27,283
Changes in other comprehensive income		25,675
Common stock issued for services rendered	1,124	3,675
Net loss		(2,944,368)

Balance, March 31, 2007	61,727,431	$40,938,183

Common Stock

During the three months ended March 31, 2007 and 2006, we incurred additional costs of $2,496 and $27,989, respectively, associated with our November 2006 and December 2005 sale of our Common Stock, respectively.

During the three months ended March 31, 2007, we issued an aggregate of 318,332 restricted common stock units valued at $1,040,946 to certain employees. These units vest 50% on each of the second and fourth anniversaries of the date of issuance.

During the three months ended March 31, 2007, we issued 1,124 shares of Common Stock valued at $3,675 for consulting services rendered pursuant to a consultant services agreement.

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

During the three months ended March 31, 2007 and 2006, stock options to purchase 64,625 and 41,025 shares of Common Stock were exercised for proceeds of $194,300 and $133,478, respectively.

During the three months ended March 31, 2007 and 2006, in accordance with SFAS No. 123R, we expensed $294,075 and $403,298, respectively, for employee stock options outstanding that vested during the three months ended March 31, 2007 and 2006 using the Black-Scholes model (see Note 2).

As of March 31, 2007, there was $3,141,667 of unrecognized compensation cost related to unvested employee stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.1 years.

As of March 31, 2007, there were 9,850,000 shares authorized for issuance under the Equity Compensation Plans (the “Plan”). Of the 9,850,000 shares, grants with respect to 7,900,988 shares are outstanding, and 498,450 options available for grant under the Plan as of March 31, 2007.

Shares
Outstanding at December 31, 2006	8,013,493
Granted	198,850
Exercised	(64,625)
Cancelled and Expired	(246,730)

Outstanding at March 31, 2007	7,900,988

Additional information regarding stock options as of March 31, 2007 is as follows:

Exercise Price Range	Number of Options Outstanding
$1.65 - $1.98	94,000
2.02 - 2.49	263,050
2.56 - 2.95	409,240
3.00 - 3.25	1,436,390
3.26 - 3.99	2,528,075
4.00 - 4.25	461,600
4.26 - 4.50	1,880,583
4.51 - 4.99	218,200
5.00 - 5.75	536,250
5.90 - 11.25	73,600

Total	7,900,988

Historically, we have granted stock options to certain consultants in consideration for various services (see Note 3).

Employee Stock Purchase Plan

During the three months ended March 31, 2007 and 2006, 11,018 and 6,526 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $30,517 and $25,647, respectively.

Common Stock Purchase Warrants

Summary Common Stock warrant information as of March 31, 2007 is as follows:

	Number of Warrant Shares Outstanding	Exercise Price Range	Expiration
	996,787	$3.82	June 2008
	104,000	$2.80	October 2008

Total	1,100,787	$2.80 - $3.82

During the three months ended March 31, 2007, warrants to purchase 10,000 shares of Common Stock were exercised for gross proceeds of $17,500.

9. PRODUCT SALES:

For the three months ended March 31, 2007 and 2006, product sales by geographic market were as follows:

	For the three months ended March 31
	2007	2006
PRODUCT SALES
United States	$12,216,236	$10,018,194
Outside the United States	934,450	798,762

Total product sales	$13,150,686	$10,816,956

Approximately 61% and 60% of our product sales during the three months ended March 31, 2007 and 2006, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 10). VITAGEL, which was launched at the start of 2005, accounted for approximately 21% and 16% of product sales for the three months ended March 31, 2007 and 2006, respectively.

10.	COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease office space and equipment under non-cancelable operating leases. In April 2007, we entered into a 63 month lease for additional office space which commences effective May 1, 2007 and terminates July 2012. As of March 31, 2007, future minimum rental payments under operating leases, which include the additional office space lease described above, are as follows:

Remainder of 2007	$377,845
2008	520,845
2009	537,255
2010	553,676
2011	570,110
2012 and thereafter	352,281

$2,912,012

Revenue Interest Obligation (see Note 6)

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

During the three months ended March 31, 2007 and 2006, we purchased $1,874,017 and $1,290,049, respectively, of product inventory manufactured by Kensey on our behalf. As of March 31, 2007 and December 31, 2006, we owed Kensey $2,575,020 and $1,277,886, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. All product royalty expense payable to Kensey is included in cost of sales on our Consolidated Statements of Operations as we recognize product sales revenue from our customers.

In addition, we pay royalties to Kensey on our VITOSS Bone Graft Substitute product sales, based on a royalty arrangement that Kensey purchased from the product’s co-inventor effective April 2004, up to an aggregate payment of $5,000,000. Payments of approximately $1,600,000 have been made through March 31, 2007.

11.	AGREEMENTS WITH ANGIOTECH:

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

On December 29, 2006, pursuant to a Royalty Sale Agreement with Angiotech, we purchased the profit-sharing royalty rights for VITAGEL and CELLPAKER products under the License Agreement for $9,000,000 in cash. Concurrently with such purchase, we entered into an Amended and Restated License Agreement with Angiotech that amended the original License Agreement to eliminate our obligations to meet minimum sales requirements, extend the term of the license from December 31, 2014 through July 31, 2017, and eliminate certain termination rights in favor of Angiotech. Under the Amended and Restated License Agreement, we have exclusive rights to manufacture and sell VITAGEL products throughout the world for orthopedic indications, and non-exclusive rights to manufacture and sell CELLPAKER products throughout the world for all indications. Under the Amended and Restated License Agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture and sell an Angiotech-branded VITAGEL product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. Prior to the amendment and restatement of the License Agreement on December 29, 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of VITAGEL and CELLPAKER products that we manufactured. The $9,000,000 payment has been recorded as a License Right Intangible on the accompanying Consolidated Balance Sheet as of December 31, 2006. This amount is being amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is July 31, 2017. For the three months ended March 31, 2007, this amount was amortized on a straight-line basis. For the three months ended March 31, 2007, amortization expense of $212,598 was recorded in Cost of Sales on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2007.

We purchased no product inventory from Angiotech during the three months ended March 31, 2007, and during the three months ended March 31, 2006, we purchased $57,371 of product inventory from Angiotech. As of March 31, 2007 and December 31, 2006, we owed Angiotech $52,783 for royalties, which is included in accounts payable and other accrued expenses, respectively, on the Consolidated Balance Sheets.

Angiotech’s parent company, Angiotech Pharmaceuticals, Inc. (“Parent”) owned approximately 9.3% of our outstanding Common Stock when we entered into the Royalty Sale Agreement and Amended and Restated License Agreement with Angiotech. According to a Schedule 13D amendment filed by Parent on April 3, 2007 with the Securities and Exchange Commission, as of March 27, 2007, Parent owned no shares of our Common Stock.

12.	RELATED-PARTY TRANSACTIONS:

Agreement with Angiotech Pharmaceuticals (US), Inc., an affiliate of Angiotech Pharmaceuticals, Inc. (see Note 11).

13.	SALE OF PRODUCT LINE AND RELATED ASSETS:

On February 15, 2007, we sold our assets associated with the ENDOSKELETON TA Vertebral Body Replacement structural device product line for $458,480, of which we recorded $372,375 as a gain on sale of assets during the quarter ended March 31, 2007. As a result of the sale, we no longer manufacture or sell ENDOSKELETON products. We recorded no revenues for the three months ended March 31, 2007 for sales of ENDOSKELETON products. For the three months ended March 31, 2006, we had revenues of $153,960 related to ENDOSKELETON products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, regulatory approval, demand and market acceptance of our products; the adequacy of inventory; timing of results of our CORTOSS pivotal clinical trial in the U.S.; our ability to raise capital; capital expenditures; future liquidity; uses of cash; sales product mix and related margins; equity compensation expense; the development of our sales network; the cost to expand our manufacturing and operating facilities; our ability to manage our manufacturing facilities and requirements; availability of raw materials; our ability to satisfy financial covenants in our revenue interest agreement and other lending agreements; the adequacy of inventory; development costs for existing and new products; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Product sales for the three months ended March 31, 2007 increased 22% to $13,150,686, as compared to $10,816,956 for the same period in 2006. Increased product sales principally reflect increased sales of our VITOSS® FOAM and VITAGEL® products in the U.S. Nevertheless, we anticipate our product sales for the next several years will remain insufficient to support our operations at expected spending levels. We expect to continue to incur significant operating losses for at least the next several years as we plan to continue to expand our sales and marketing activities, pursue product development efforts, further develop our manufacturing capabilities and attempt to increase manufacturing efficiencies.

On February 15, 2007, we sold our assets associated with the ENDOSKELETON TA Vertebral Body Replacement structural device product line for $458,480. As a result of the sale, we no longer manufacture or sell ENDOSKELETON products. For the three months ended March 31, 2007 and 2006, we had revenues of $0 and $153,960, respectively, related to ENDOSKELETON products.

The following summarizes our principal cash and operating commitments at March 31, 2007 and as of the date of this report:

•

Agreement with Kensey. Approximately 61% of our product sales during the three months ended March 31, 2007 were from products based upon our VITOSS® FOAM platform co-developed with Kensey. As of March 31, 2007 and December 31, 2006, we owed Kensey $2,575,020 and $1,277,886, respectively, for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. See Note 10 to our consolidated interim financial statements included in this report for additional information.

•

Advance Payment to Royalty Trust. Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments to Royalty Trust on the revenue interest obligation at the beginning of each year. The amount of the advance payment is $3,000,000 in each of the years 2008 through 2016. We paid the $1,750,000 advance payment for 2007 in the first quarter of 2007. We believe that we will have sufficient cash at the end of 2007 to make the required $3,000,000 advance payment to Royalty Trust for 2008. See Note 6 to our consolidated interim financial statements included in this report for additional information.

•

Operations – We expect to use cash, cash equivalents and investments, together with proceeds of indebtedness and capital expected to be raised from external sources, to fund our operations until we generate sufficient cash to support our operations, if ever. See Note 10 to our consolidated interim financial statements included in this report for additional information on future minimum rental payments under operating leases. In addition, we may hire additional direct sales representatives to support not only the growth of our existing products, but to plan ahead for the possible clearance and commercial launch of CORTOSS in the U.S. While we believe that our investment in our sales force may also bring opportunities to in-license or distribute additional products, we expect to continue spending for research and development for new products. We expect to raise additional capital from external sources in order to support the expansion of our sales force and fund operations.

•

CORTOSS clinical study - We expect to incur approximately $2.1 million in external costs during the remainder of 2007 and into 2008 for the completion of the CORTOSS pivotal clinical study in the U.S. Since the completion of patient enrollment for the study in February 2007, we are in the process of monitoring the patients and collecting, consolidating and analyzing the clinical data in preparation for our submission of the CORTOSS 510(k) filing to the FDA. During the remainder of 2007, we expect our primary use of cash, cash equivalents and investments for research & development activities will relate to costs associated with Cortoss pivotal clinical study in the U.S.

•

Expansion of manufacturing capacity – We expect to spend approximately $3.8 million for plant renovations and equipment during the remainder of 2007 to expand our capacity to manufacture VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER, at sites we currently lease. We plan to finance the renovations and equipment through cash on hand, borrowings and capital leases under an equipment line of credit.

We believe our existing cash, cash equivalents, and investments of $24,241,315 as of March 31, 2007 will be sufficient to meet our currently estimated operating and investing requirements into at least the second quarter of 2008. We plan to seek to obtain additional funds from time to time through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings. We will consider a variety of factors, such as availability of capital, opportunity to raise capital, the business goals of potential strategic partners and other third parties, and market conditions, in determining when to seek to raise these additional funds.

CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We have addressed our critical accounting policies in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” The following discussion supplements the discussion of critical accounting policies contained in our Form 10-K. The critical accounting policies addressed below, together with those described in our Form 10-K, have been reviewed with the Audit Committee and reflect our most significant judgments and estimates used in the preparation of our consolidated interim financial statements.

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

The products that are subject to the revenue interest have only been approved or cleared and marketed for the past several years or are still under development. For these reasons, as of March 31, 2007 and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing. Therefore, it is premature to estimate the expected impact of this financing on our results of operations, liquidity and financial position. Given these uncertainties, we have charged and, for the foreseeable future, we will continue to charge revenue interest expense for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation are recognized (see Note 6). Revenue interest expense of $319,629 has been recorded for the three months ended March 31, 2007, as compared to $276,212 for the three months ended March 31, 2006. The revenue interest under this agreement is treated as interest expense in accordance with EITF No. 88-18.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our stock. Cash, cash equivalents and investments were $24,241,315 and $28,338,522 at March 31, 2007 and December 31, 2006, respectively. Cash, cash equivalents and investments at December 31, 2006 include $26,573,492 in net proceeds received in November and December 2006 from the sale of 8,819,128 shares of our Common Stock in a registered underwritten offering.

Net cash used in operating activities

Operating Cash Inflows

Operating cash inflows for the three months ended March 31, 2007 and 2006 were derived primarily from VITOSS, VITAGEL, and IMBIBE Bone Marrow Aspiration System and Disposable Delivery Instrumentation product sales in the U.S. and from VITOSS, CORTOSS and ALIQUOT Delivery System product sales outside the U.S. We have also received cash inflows of $570,534 due to a refund of the 2006 advance payment in excess of interest earned from Royalty Trust and from interest income on cash equivalents and investments.

Operating Cash Outflows

Our operating cash outflows for the three months ended March 31, 2007 were primarily used to fund operations and include (i) payment of our contractually required advance payment of $1,750,000 to Royalty Trust, (ii) the production of VITAGEL and CORTOSS inventory, (iii) increased payment of sales commissions on growing product sales and (iv) expenses related to our clinical trials in the U.S. for CORTOSS.

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

Additionally, we expect to continue to use cash, cash equivalents and investments to fund our operations until we are profitable, if ever. We anticipate that our product sales for the next several years will remain insufficient to support our operations at expected spending levels. We expect to continue to incur significant operating losses for at least the next several years as we plan to continue to expand our sales and marketing activities, pursue product development efforts and further develop our manufacturing capabilities. We expect to incur approximately $2,100,000 in external costs during the remainder of 2007 and into 2008 for the completion of the CORTOSS pivotal clinical study in the U.S. Since the completion of patient enrollment for the study in February 2007, we have been incurring and will continue to incur costs to monitor the patients and collect, consolidate and analyze the clinical data in preparation for our submission of the CORTOSS 510(k) filing to the FDA. We expect the expense for this clinical program to decrease significantly after the submission, if any, of an application to the FDA for clearance to market CORTOSS in the U.S. for the treatment of osteoporotic vertebral compression fractures. The overall level of our research & development expense in future periods will depend upon the development status and costs of products currently in our pipeline and any new products that we may determine to pursue. We may also incur additional expense to support the launch of CORTOSS if it receives FDA clearance.

In the first quarter of 2007, we received notice from our VITAGEL collagen supplier of its intent to cease production of this collagen between January 1, 2008 and June 30, 2008 and either close or sell its collagen processing facility by December 31, 2008. Accordingly, we expect to use cash, cash equivalents and investments in 2007 and 2008 to purchase strategic collagen raw material reserves for VITAGEL and to manufacture inventories of VITAGEL sufficient to meet our anticipated sales requirements for the next several years.

Our operating cash requirements are heavily dependent upon our product sales mix allocation among higher and lower margin products, the timing of receipt of FDA 510(k) clearance for new products, the timing of inventory builds to support product launches and related inventory valuations, the timing of subsequent launches and acceptance of our new product lines, the rate at which we add new direct sales representatives and the rate at which our field sales network generates sales in their respective territories. Accordingly, for the remainder of 2007, our operating cash requirements will continue to be subject to quarterly volatility. Until such time that sales levels are sufficient to sustain operations, if ever, we expect to continue to use cash, cash equivalents and investments to fund operating activities and we expect to continue to need to sell securities to fund our operating activities. We cannot guarantee that we will be able to sell securities at a price that fully reflects the long term value, if any, of the investments we may make in building our sales force, expanding our manufacturing capability, creating manufacturing efficiencies, or developing and commercializing new products.

In April 2007, we entered into a lease for approximately 4,000 square feet of unfinished space for a new warehouse and additional office space located in the Great Valley Corporate Center in Malvern, Pennsylvania. The initial term of the lease is 63 months commencing May 1, 2007, and the initial annual base rent under the lease is approximately $37,768.

Agreement with Kensey Nash Corporation. As of March 31, 2007 and December 31, 2006, we owed Kensey $2,575,020 and $1,277,886, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Revenue Interest. The revenue interest agreement provides for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000 of certain of our products, including VITOSS, CORTOSS and any structural bioactive device, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage is subject to increase to a maximum rate of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we fail to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. Since we failed to meet the specified annual net sales levels, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS during 2006 and the three months ended March 31, 2007.

Throughout the term of the Royalty Trust revenue interest agreement, we are required to make advance payments on the revenue interest obligation at the beginning of each year. In February 2005, the revenue interest agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust in 2005, $989,287 was earned in 2005 and the balance of $610,713 was repaid to us in April 2006. In December 2005, the revenue interest agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. Of the $1,750,000, $1,179,466 was earned in 2006 and the balance of $570,534 was repaid to us in January 2007. In March 2007, the revenue interest agreement with Royalty Trust was further amended by mutual agreement to reduce the advance payment for 2007 from $3,000,000 to $1,750,000. As a result, in March 2007, Royalty Trust returned to us $1,250,000 of the $3,000,000 advance payment for 2007 that we had previously paid Royalty Trust in January 2007. The amount of the advance payment remains $3,000,000 in each of the years 2008 through 2016. While we believe that we will have sufficient cash at the end of 2007 to make the required $3,000,000 advance payment to Royalty Trust during 2008, we may not have sufficient cash to meet our advance payment obligations for the years 2009 through 2016. Advance payments impact cash flow when made, and they affect earnings only as the advance payments are credited within each period against the revenue interest actually earned by Royalty Trust during that year, with any excess advance payments refunded to us shortly after the end of the year.

The products that are subject to the revenue interest agreement have been approved and launched at various times over the last four years or are still under development. For these reasons, as of March 31, 2007, and for the foreseeable future, we cannot currently make a reasonable estimate of future revenues and payments that may become due to Royalty Trust under this financing.

Our obligation to pay the revenue interest is secured by: (i) licenses, patents and trademarks relating to certain of our products, including VITOSS, CORTOSS and any structural device in North America and Europe; (ii) the 12% royalty interest we pay to Vita Licensing, Inc., our wholly-owned subsidiary, on the sales of our products pursuant to a licensing arrangement; and (iii) the shares of Common Stock of Vita Special Purpose Corp. owned by Vita Licensing, Inc. If we default under our agreement with Royalty Trust, Vita Special Purpose Corp. cannot pay any dividends or make any distributions to us or Vita Licensing, Inc. As of March 31, 2007, we were in compliance with all financial covenants under the revenue interest agreement and do not expect to fall out of compliance for at least the next twelve months. However, if we fail to maintain certain specified balances and shareholders’ equity, Royalty Trust can demand that we repurchase its revenue interest. We may not have sufficient cash funds to repurchase the revenue interest upon a repurchase event. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. If a repurchase event had been triggered and Royalty Trust exercised its right to require us to repurchase its revenue interest as of March 31, 2007, we would have owed Royalty Trust approximately $24,600,000.

Net cash provided by (used in) investing activities

Investing Cash Inflows

We received proceeds from the sale of investments of $4,050,000 and $4,500,000 during the three months ended March 31, 2007 and 2006, respectively.

Investing Cash Outflows

We have invested $33,096 and $308,348 for the three months ended March 31, 2007 and 2006, respectively, primarily for the purchase of equipment, leasehold improvements and research and development equipment in order to further expand our product development and manufacturing capabilities relating to VITAGEL and VITOSS.

Cash used for the purchase of investments was $6,103,457 and $1,006,267 during the three months ended March 31, 2007 and 2006, respectively.

Investing Cash Outlook -

We expect to spend approximately $4,000,000 for expansion of our manufacturing facility and warehouse capability, leasehold improvements and capital equipment during the remainder of 2007. We plan to finance the renovations associated with the expansion of our manufacturing and warehouse capacity and other new capital investments through cash on hand, borrowings under an equipment line of credit.

Net cash used in financing activities

Financing Cash Inflows

During the three months ended March 31, 2007 and 2006, we received $242,317 and $159,125, respectively, from stock option and warrant exercises, as well as purchases of Common Stock under our Employee Stock Purchase Plan.

Financing Cash Outflows

During the three months ended March 31, 2007 and 2006, we repaid $201,645 and $148,175, respectively, of capital lease obligations and notes payable.

Financing Requirements Outlook

We do not expect sales to generate cash flow in excess of operating expenses for at least the next several years, if ever. Until such sales levels are achieved, we expect to continue to use cash, cash equivalents, and investments to fund operating and investing activities. We believe our existing cash, cash equivalents, and investments of $24,241,315 as of March 31, 2007 will be sufficient to meet our currently estimated operating and investing requirements at least into the second quarter of 2008. We will seek to finance new capital investments through borrowings or capital leases under an equipment line of credit. In addition, we may seek to finance our working capital needs through a line of credit, and plan to seek additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financings.

We have an effective Form S-3 universal shelf registration statement filed with the Securities and Exchange Commission for the potential additional issuance of up to approximately $111,000,000 of our securities. The existing registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities. However, the filing of a registration statement does not insure that securities covered by the registration statement will, in fact, be sold, and we could sell securities in other transactions not registered on that registration statement. Moreover, if we raise additional capital by issuing equity securities, the terms and prices for these financings may be more favorable to the new investors than the terms obtained by our existing shareholders. These financings also may significantly dilute the ownership of existing shareholders. If we raise additional capital by accessing debt markets, the terms of these financings may require liens on certain of our assets that may limit our flexibility. Additional equity or debt financing, however, may not be available on acceptable terms from any source.

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as it relates to the exercise prices and expiration dates of the stock options and warrants.

Contractual Obligation and Commercial Commitments

We lease office space and equipment under non-cancelable operating leases. In April 2007, we entered into a 63 month lease for additional office space which commences effective May 1, 2007 and terminates July 2012. As of March 31, 2007, future minimum rental payments under operating leases, which include the additional office space lease described above, are as follows:

Remainder of 2007	$377,845
2008	520,845
2009	537,255
2010	553,676
2011	570,110
2012 and thereafter	352,281

$2,912,012

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the future as we continue our product development and sales efforts.

Product Sales. Product sales for the three months ended March 31, 2007 increased 22% to $13,150,686, as compared to $10,816,956 for the same period in 2006. Sales growth was primarily attributable to increased sales of VITOSS FOAM and VITAGEL product portfolios in the U.S. as we further develop our U.S. field sales network. Approximately 61% and 60% of our product sales during the three months ended March 31, 2007 and 2006, respectively, were from products based upon our VITOSS FOAM platform, which are co-developed with Kensey (see Note 10 to our consolidated interim financial statements included in this report for additional information). VITAGEL, which was launched at the start of 2005, accounted for approximately 21% and 16% of product sales for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBE. The remaining sales, during both periods in 2007 and 2006, were a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. The gross profit for the three months ended March 31, 2007 and 2006 was $8,441,597 and $7,305,781, respectively. As a percentage of sales, gross profit was 64% and 68% for the three months ended March 31, 2007 and 2006, respectively. The decline in the gross margin for 2007 as compared to 2006 primarily reflects the shift in product mix toward VITAGEL product sales, which have a lower gross margin as compared to our other products. Accordingly, our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for the three months ended March 31, 2007 and 2006 were $11,658,865 and $11,158,010, respectively, which represents a 4% increase in operating expenses as compared to a 22% increase in product sales for the quarter. Operating expenses for the three months ended March 31, 2007 and 2006 include non-cash employee compensation expense of $321,358 and $407,798, respectively, related to stock options and restricted stock units awarded to employees. In addition, operating expenses for the three months ended March 31, 2007 were reduced by a non-cash fair value adjustment of $492,525 for our fully-vested non-employee consultant stock options outstanding, while operating expenses for the quarter ended March 31, 2006 were increased by a non-cash fair market value adjustment of $87,023 for our fully-vested non-employee consultant stock options outstanding. The amount of the non-cash fair value adjustment for the three months ended March 31, 2007 is equivalent to 4% of product sales for such period.

General & administrative expenses for the three months ended March 31, 2007 increased 17% to $2,471,407 from $2,105,780 for the same period of 2006, primarily due to increased headcount in finance and information technology to support business growth, and higher patent related expenses. General & administrative expenses were equivalent to 19% and 20% of product sales for the three months ended March 31, 2007 and 2006, respectively.

Selling & marketing expenses were $7,414,140 for the three months ended March 31, 2007, a 7% increase from $6,947,027 for the three months ended March 31, 2006. The increase for the three months ended March 31, 2007 was primarily due to higher salary and benefit costs incurred by expanding our field sales team in order to support the growth of U.S product sales, as well as higher commissions paid in the U.S. as a result of increased product sales in the three months ended March 31, 2007. The number of our direct sales representatives increased from 59 at March 31, 2006 to 70 at March 31, 2007. Selling and marketing expenses for the three months ended March 31, 2007 and 2006 included non-cash employee compensation expense of $110,144 and $146,078, respectively, relating to stock options and restricted stock units awarded to employees. Selling & marketing expenses for the three months ended

March 31, 2007 were reduced by a non-cash fair value adjustment of $492,525 for our fully-vested non-employee consultant stock options outstanding, while expenses for the three months ended March 31, 2006 were increased by a non-cash fair market value adjustment of $87,023 for our fully-vested non-employee consultant stock options outstanding. Amounts for selling & marketing expenses were equivalent to 56% and 64% of product sales for the three months ended March 31, 2007 and 2006, respectively.

Research & development expenses decreased to $1,773,318 for the three months ended March 31, 2007 from $2,105,203 for the same period in 2006. The 16% decrease is primarily due to lower costs associated with product development and our CORTOSS clinical trial in the U.S. Research & development expenses were equivalent to 14% and 19%, respectively, of product sales for the three months ended March 31, 2007 and 2006.

Net other income (expense). Net other income (expense) included gain on an asset sale, interest income, interest expense and revenue interest expense. We recorded $272,900 of net other income and $75,400 of net other expense for the three months ended March 31, 2007 and 2006, respectively. The increase in net other income for the three month period is primarily a result of the sale of the ENDOSKELETON product line and related assets, partially offset by increased revenue interest expense.

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

As of March 31, 2007 and December 31, 2006, our total exposure to foreign currency risk in U.S. dollar terms was approximately $1,614,000, and $2,350,000, or 2.7% and 3.8% of our total assets, respectively. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $161,000 at March 31, 2007 and $235,000 at December 31, 2006.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of March 31, 2007 and December 31, 2006, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2007 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 10.1	Fifth Amendment to Revenue Interests Assignment Agreement dated as of March 15, 2007 among the Company, Securitization Trust I (successor-in-interest to Paul Capital Royalty Acquisition Fund, L.P.) and Vita Special Purpose Corp.

Exhibit 31.1	Certifications of the Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certifications of the Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a – 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a – 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

May 10, 2007	By:	/s/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President
(Principal executive officer)

May 10, 2007	By:	/s/ ALBERT J. PAVUCEK, JR.
Albert J. Pavucek, Jr.
Chief Financial Officer
(Principal financial and accounting officer)