Form 10-Q
period 2007-06-30
ORTHOVITA INC
filed 2007-08-09
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007.

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

Class

Outstanding as of August 7, 2007

Common Stock, par value $.01

75,038,765 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,813,841	$16,402,379
Short-term investments	10,765,198	11,936,143
Accounts receivable, net of allowance for doubtful accounts of $310,222 and $202,130, respectively	9,045,428	8,755,068
Inventories	12,027,379	9,444,483
Prepaid revenue interest expense	1,078,506	570,534
Other current assets	376,655	356,005

Total current assets	42,107,007	47,464,612

Property and equipment, net	5,702,121	5,294,880
License Right Intangible, net	8,574,804	9,000,000
Other assets	206,021	455,819

Total assets	$56,589,953	$62,215,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$619,882	$695,103
Current portion of capital lease obligations	97,053	89,745
Accounts payable	2,894,945	1,793,931
Accrued compensation and related expenses	2,077,872	1,953,553
Other accrued expenses	3,033,963	3,632,043

Total current liabilities	8,723,715	8,164,375

LONG-TERM LIABILITIES:
Other long-term liabilities	179,257	174,613
Notes payable	1,055,407	1,338,073
Capital lease obligations	249,859	289,267
Revenue interest obligation	7,167,700	7,167,700
Derivative liability associated with non-employee stock options	1,171,808	1,819,761

Total long-term liabilities	9,824,031	10,789,414

Total liabilities	18,547,746	18,953,789

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000,000 shares authorized, 61,504,335 and 61,312,332 shares issued and outstanding, respectively	615,043	613,123
Additional paid-in capital	179,479,354	178,555,247
Accumulated deficit	(142,152,163)	(136,037,774)
Accumulated other comprehensive income	99,973	130,926

Total shareholders’ equity	38,042,207	43,261,522

Total liabilities and shareholders’ equity	$56,589,953	$62,215,311

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
PRODUCT SALES	$14,851,943	$11,180,400	$28,002,629	$21,997,356
COST OF SALES	5,073,113	4,398,495	9,782,202	7,909,670

GROSS PROFIT	9,778,830	6,781,905	18,220,427	14,087,686

OPERATING EXPENSES:
General and administrative	2,836,696	2,234,109	5,308,103	4,339,889
Selling and marketing	8,312,483	7,056,169	15,726,623	14,003,196
Research and development	1,638,410	2,819,780	3,411,728	4,924,983

Total operating expenses	12,787,589	12,110,058	24,446,454	23,268,068

OPERATING LOSS	(3,008,759)	(5,328,153)	(6,226,027)	(9,180,382)
GAIN ON SALE OF PRODUCT LINE AND RELATED ASSETS	—	—	372,375	—
INTEREST EXPENSE	(61,652)	(59,121)	(127,549)	(108,706)
REVENUE INTEREST EXPENSE	(351,865)	(289,976)	(671,494)	(566,188)
INTEREST INCOME	252,255	216,607	538,306	467,004

NET LOSS	$(3,170,021)	$(5,460,643)	$(6,114,389)	$(9,388,272)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.05)	$(0.10)	$(0.10)	$(0.18)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	61,378,088	52,375,552	61,344,966	52,348,856

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(6,114,389)	$(9,388,272)
Adjustments to reconcile net loss to net cash used in operating activities - Depreciation and amortization	525,620	737,865
Amortization of License Right Intangible	425,196	—
Compensation expense related to restricted stock	141,672	—
Common stock issued for services rendered	11,410	—
Common stock options issued for services rendered	—	116,801
Compensation expense related to employee stock options	420,882	893,481
Exchange of consultant stock options for common stock	98,972	—
Fair market value adjustment related to derivative liability associated with non-employee stock options	(647,953)	—
Provision for doubtful accounts	108,092	—
Gain on sale of product line and related assets	(372,375)	—
(Increase) decrease in -
Accounts receivable	(398,452)	(405,079)
Inventories	(2,644,240)	1,477,005
Prepaid revenue interest expense	(507,972)	(573,099)
Other current assets	(20,650)	80,053
Other assets	(9,397)	19,826
Increase (decrease) in -
Accounts payable	886,939	(1,304,261)
Accrued compensation and related expenses	124,319	(30,634)
Other accrued expenses	(814,329)	167,891
Other long-term liabilities	4,644	6,665

Net cash used in operating activities	(8,782,011)	(8,201,758)

INVESTING ACTIVITIES:
Purchases of investments	(10,612,370)	(3,240,205)
Proceeds from sale of investments	12,050,000	13,035,000
Proceeds from sale of property and equipment	—	3,179
Proceeds from sale of product line	458,480	—
Purchases of property and equipment	(484,258)	(541,609)

Net cash provided by investing activities	1,411,852	9,256,365

FINANCING ACTIVITIES:
Proceeds from notes payable	—	464,866
Repayment of notes payable	(357,887)	(289,086)
Repayments of capital lease obligations	(44,710)	(24,803)
Costs associated with sale of common stock	(44,996)	(27,989)
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	298,087	416,809

Net cash (used in) provided by financing activities	(149,506)	539,797

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(68,873)	(242,012)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,588,538)	1,352,392
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,402,379	8,834,694

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,813,841	$10,187,086

Supplemental Cash Flow Information
Cash paid for interest expense	$127,549	$108,706
Capital lease obligations incurred	$12,610	$—

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

Common Stock options and warrants exercisable to purchase 8,187,530, and 8,649,403 shares were excluded from our computation of diluted net loss per common share for the six months ended June 30, 2007 and 2006, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

Accounting for Stock Options Issued to Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and requires companies to expense the value of employee stock options and similar awards. The effective date of SFAS No. 123R was January 1, 2006. Under SFAS No. 123R, we are required to expense stock options in our Consolidated Statements of Operations. We have selected the Black-Scholes option-pricing model, on a modified prospective transition method, as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock option-based compensation expense for the six months ended June 30, 2007 includes the remaining compensation expense for all stock option-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. These amounts are being amortized based upon a graded vesting schedule in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation expense for all stock option awards granted to employees subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and amortized on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense for our stock options resulting from the adoption of SFAS No. 123R included in our Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
OPERATING EXPENSES:
General and administrative	$158,897	$151,440	$291,900	$291,461
Selling and marketing	39,285	146,866	143,858	292,944
Research and development	(71,375)	113,316	(14,876)	230,515

Total operating expenses	$126,807	$411,622	$420,882	$814,920

During the three months ended June 30, 2007, certain employees were terminated. Accordingly, any previously recorded expense related to options that were unvested at the termination date was reversed during the three months ended June 30, 2007.

The fair value of all outstanding and unvested stock option awards to employees was estimated using the Black-Scholes fair value option pricing model on the date of grant, with the following weighted average assumptions for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Risk-free interest rate	4.90%	4.92%	4.64%	4.87%
Volatility	54%	66%	57%	65%
Dividend yield	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years

The weighted average fair value of options granted was $1.51 and $2.34 per share for the three months ended June 30, 2007 and 2006, respectively. The weighted average fair value of options granted was $1.65 and $2.33 per share for the six months ended June 30, 2007 and 2006, respectively.

For the three and six months ended June 30, 2007 and 2006, we calculated historical volatility based upon the daily closing prices of our Common Stock as quoted on the Nasdaq Global Market (“Nasdaq”) or Nasdaq Europe (for closing prices prior to August 2, 2000, our date of listing on Nasdaq) over a prior period having a term equal to the expected life of the stock options.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, which provides criteria for the recognition and measurement of uncertain tax positions. FIN No. 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements. The provisions of FIN No. 48 were effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on our consolidated financial statements.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of our Consolidated Balance Sheets. For the three and six months ended June 30, 2007 and 2006, comprehensive loss was:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net loss	$(3,170,021)	$(5,460,643)	$(6,114,389)	$(9,388,272)
Total other comprehensive (loss)	(56,628)	(61,742)	(30,953)	(226,223)

Comprehensive loss	$(3,226,649)	$(5,522,385)	$(6,145,342)	$(9,614,495)

3. ACCOUNTING FOR DERIVATIVE LIABILITY ASSOCIATED WITH NON-EMPLOYEE STOCK OPTIONS:

We granted no options to consultants during the six months ended June 30, 2007. During the three and six months ended June 30, 2006, we granted options for the purchase of an aggregate 10,000 and 30,000 shares of Common Stock with various exercise prices to certain consultants in consideration for services. The $31,931 and $96,315 aggregate grant date value of these options was included in selling and marketing expenses in our Consolidated Statements of Operations for the three and six months ended June 30, 2006. Additionally, during the three and six months ended June 30, 2006, we granted options for the purchase of an aggregate of 5,000 shares of Common Stock with various exercise prices to certain consultants in consideration for services valued at $15,986, which value was included in research and development expenses in our Consolidated Statements of Operations during the applicable periods. All of these stock options were fully vested on the date of grant and were valued using the Black-Scholes model.

Historically, the common stock options we have granted to non-employee consultants as compensation for services rendered were fully vested on the date of the grant. Upon adoption of SFAS No. 123R, during the service and vesting period, these options are accounted for under SFAS No. 123R. However, once the service period terminates, these options are then accounted for in accordance with Emerging Issues Task Force (“EITF”) Issues No. 00-19, “Accounting for Derivative Instruments” (“EITF No. 00-19”), from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. In certain circumstances, these awards may have to be settled in cash. Accordingly, effective January 1, 2006, we reclassified from equity to liabilities the aggregate fair value of our fully-vested non-employee consultant stock options that were outstanding as of January 1, 2006. In addition, we are required to record a fair value adjustment at the end of each quarter for the change in the fair value of our fully-vested non-employee consultant stock options outstanding.

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

On January 1, 2006, we recorded the fair value of our outstanding consultant stock options as a reduction to additional paid in capital and an increase to our derivative liability in the amount of $2,267,086. The table below summarizes the changes in our derivative liability associated with non-employee consultant stock options for the period from January 1, 2007 through June 30, 2007.

Balance as of January 1, 2007	$1,819,761
Fair value of fully vested consultant stock options exchanged for common stock	(51,398)
Fair value adjustment as of June 30, 2007	(596,555)

Balance as of June 30, 2007	$1,171,808

The fair value of our derivative liability associated with consultant stock options was estimated using the Black-Scholes option pricing model and was based on the closing price of our stock as quoted on Nasdaq on June 29, 2007, which was $3.00 per share, and the following weighted average assumptions as of June 30, 2007:

Risk-free interest rate	4.9%
Volatility	51%
Dividend yield	0%
Life	5 years

The weighted average fair value of the consultant stock options outstanding was $1.39 per share at June 30, 2007. As of June 30, 2007, our consultants held fully-vested stock options to purchase 845,748 shares of our Common Stock, at a weighted average exercise price of $3.57 per share and a weighted average remaining term of approximately 5 years. We have classified this liability as non-current as management does not believe that it will need to be satisfied using current assets within the next twelve months.

4. CASH, CASH EQUIVALENTS AND INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of June 30, 2007 and December 31, 2006, cash, cash equivalents and investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
As of June 30, 2007:
Cash and cash equivalents	$8,813,841	$—	$—	8,813,841
Short-term investments: due in less than one year	10,757,440	7,758		10,765,198

	$19,571,281	7,758		19,579,039

As of December 31, 2006:
Cash and cash equivalents	$16,402,379	$—	$—	$16,402,379
Short-term investments: due in less than one year	11,928,957	7,186	—	11,936,143

	$28,331,336	$7,186	$—	$28,338,522

Amortization of discounts and premiums related to investments resulted in income of $163,348 and $263,128 for the three and six months ended June 30, 2007, respectively, as compared to income of $2,937 and $8,571 for the three and six months ended June 30, 2006.

5. INVENTORIES:

As of June 30, 2007 and December 31, 2006, inventories consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials	$1,421,372	$684,724
Work-in-process	5,538,627	4,586,604
Finished goods	5,067,380	4,173,155

	$12,027,379	$9,444,483

6. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”), that provided for the payment of revenue interest to Royalty Trust. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with EITF Issue No. 88-18, “Sales of Future Revenues” (“EITF No. 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the revenue interest obligation of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700. On July 30, 2007, we repurchased the revenue interest obligation from Royalty Trust. As a result, we no longer will be obligated to pay royalties on our products subject to the revenue interest obligation. See Note 13 (Subsequent Events) for additional information regarding our repurchase of the revenue interest obligation.

The revenue interest agreement provided for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000, of certain of our products, including VITOSS, CORTOSS and any structural bioactive device, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage was subject to increase to a maximum of 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS, if we failed to meet contractually specified levels of annual net sales of products for which Royalty Trust was entitled to receive its revenue interest. Since we failed to meet the specified annual net sales levels, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS during 2006 and the three and six months ended June 30, 2007.

Throughout the term of the Royalty Trust revenue interest agreement, we were required to make advance payments on the revenue interest obligation at the beginning of each year. In February 2005, the revenue interest agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to Royalty Trust in 2005, $989,287 was earned in 2005 and the balance of $610,713 was repaid to us in April 2006. In December 2005, the revenue interest agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. Of the $1,750,000, $1,179,466 was earned in 2006 and the balance of $570,534 was repaid to us in January 2007. In March 2007, the revenue interest agreement with Royalty Trust was further amended by mutual agreement to reduce the advance payment for 2007 from $3,000,000 to $1,750,000. As a result, in March 2007, Royalty Trust returned to us $1,250,000 of the $3,000,000 advance payment for 2007 that we had previously paid Royalty Trust in January 2007. As a result of our repurchase of the revenue interest from Royalty Trust on July 30, 2007, Royalty Trust returned to us $993,297 of the 2007 advance payment of $1,750,000. See Note 13.

The products that were subject to the revenue interest agreement had been approved and launched at various times over the last several years or were still under development. For these reasons, as of June 30, 2007, we could not make a reasonable estimate of future revenues and payments that could have become due to Royalty Trust under this financing. Accordingly, we did not amortize any portion of the liability attributable to the revenue interest obligation, and we charged revenue interest expense in accordance with EITF No. 88-18 for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation were recognized. Revenue interest expense of $351,865 and $671,494 was recorded for the three and six months ended June 30, 2007, respectively, as compared to $289,976 and $566,188 for the three and six months ended June 30, 2006, respectively.

7. OTHER ACCRUED EXPENSES:

As of June 30, 2007 and December 31, 2006, other accrued expenses consisted of the following:

	June 30, 2007	December 31, 2006
Commissions payable	$1,077,077	$925,030
Royalties payable	380,092	371,842
Accrued professional fees	460,715	800,279
Clinical expenses	334,505	653,508
Other	781,574	881,384

	$3,033,963	$3,632,043

8. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2006 through June 30, 2007.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2006	61,312,332	$43,261,522
Exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	105,719	298,087
Exchange of consultant stock options for common stock	33,611	98,972
Stock-based employee compensation expense determined under SFAS No. 123R	—	420,882
Costs associated with sale of common stock	—	(44,996)
Compensation expense related to restricted stock	48,882	141,672
Changes in other comprehensive income	—	(30,953)
Common stock issued for services rendered	3,791	11,410
Net loss	—	(6,114,389)

Balance, June 30, 2007	61,504,335	$38,042,207

Common Stock

During the six months ended June 30, 2007, we incurred additional costs of $44,996 associated with our November 2006 sale of our Common Stock. During the six months ended June 30, 2006, we incurred additional costs of $27,989 associated with our December 2005 sale of our Common Stock.

During the three and six months ended June 30, 2007, we issued 2,667 and 3,791 shares of Common Stock valued at $7,734 and $11,410, respectively, for consulting services rendered, pursuant to consultant services agreements.

Restricted Stock and Restricted Stock Units

On March 6, 2007, we issued an aggregate of 318,332 restricted common stock units valued at $1,040,946 to certain employees. These units vest 50% on each of the second and fourth anniversaries of the date of issuance.

On June 26, 2007, we issued restricted common stock awards of an aggregate of 36,204 shares to our non-employee directors in consideration of their services. These shares were valued at $104,992 and vest generally on the fifth anniversary of grant or earlier upon a change of control of the Company or when a director no longer serves on our board of directors.

There was $1,014,153 of unrecognized cost related to unvested restricted stock and restricted stock units as of June 30, 2007 which is expected to be recognized over a weighted average period of approximately 3.4 years.

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

On March 6, 2007, we issued to our non-employee directors options to purchase 70,000 shares of our common stock in the aggregate. These options have an exercise price of $2.90 per share, vested as to 50% of the underlying shares on the date on grant and will vest as to 25% of the underlying shares on each of the two successive anniversaries of the date of grant.

During the three and six months ended June 30, 2007, stock options to purchase 10,000 and 74,625 shares of Common Stock were exercised for proceeds of $27,050 and $221,350, respectively. During the three and six months ended June 30, 2006, stock options to purchase 73,000 and 114,025 shares of Common Stock were exercised for proceeds of $233,704 and $367,182, respectively.

During the three and six months June 30, 2007, in accordance with SFAS No. 123R, we expensed $126,807 and $420,882, respectively, for employee stock options outstanding that vested during the three and six months ended June 30, 2007 using the Black-Scholes model (see Note 2). During the three and six months June 30, 2006, in accordance with SFAS No. 123R, we expensed $411,622 and $814,920, respectively, for employee stock options outstanding that vested during the three and six months ended June 30, 2006 using the Black-Scholes model.

There was $1,798,169 of unrecognized compensation cost related to unvested employee stock options as of June 30, 2007 which is expected to be recognized over a weighted average period of approximately 2.1 years.

As of June 30, 2007, there were 11,850,000 shares authorized for issuance under our Equity Compensation Plans (collectively, the “Plan”), including 2,000,000 additional shares approved by our shareholders at our 2007 Annual Meeting of Shareholders held on June 26, 2007. Of the 11,850,000 shares, grants with respect to 7,086,743 shares are outstanding, and grants with respect to 3,357,696 shares are available for issuance under the Plan as of June 30, 2007.

Shares
Outstanding at December 31, 2006	8,013,493
Granted	329,450
Exercised	(74,625)
Cancelled and Expired	(1,181,575)

Outstanding at June 30, 2007	7,086,743

Additional information regarding stock options as of June 30, 2007 is as follows:

Number of Options Outstanding
Exercise Price Range
$1.65 - $1.98	94,000
2.02 - 2.49	259,050
2.56 - 2.98	485,590
3.00 - 3.25	1,303,990
3.26 - 3.99	2,367,980
4.00 - 4.25	301,800
4.26 - 4.50	1,713,783
4.51 - 4.99	154,200
5.00 - 5.75	340,750
5.90 - 11.25	65,600

Total	7,086,743

Historically, we have granted stock options to certain consultants in consideration for various services (see Note 3).

Employee Stock Purchase Plan

During the three and six months June 30, 2007, 10,076 and 21,094 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $28,720 and $59,237, respectively. During the three and six months June 30, 2006, 5,980 and 12,506 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $23,980 and $49,627, respectively.

Common Stock Purchase Warrants

Summary Common Stock warrant information as of June 30, 2007 is as follows:

	Number of Warrant Shares Outstanding	Exercise Price Range	Expiration
	996,787	$3.82	June 2008
	104,000	$2.80	October 2008

Total	1,100,787	$2.80 - $3.82

No warrants were exercised during the three months ended June 30, 2007. During the six months ended June 30, 2007, warrants to purchase 10,000 shares of Common Stock were exercised for gross proceeds of $17,500.

9. PRODUCT SALES:

For the three and six months ended June 30, 2007 and 2006, product sales by geographic market were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
PRODUCT SALES
United States	$13,749,083	$10,300,009	$25,965,319	$20,318,203
Outside the United States	1,102,860	880,391	2,037,310	1,679,153

	$14,851,943	$11,180,400	$28,002,629	$21,997,356

Approximately 60% and 61% of our product sales during the three and six months ended June 30, 2007, respectively, as compared to 61% and 60% for the same periods in 2006 were from products based upon our VITOSS FOAM platform, which are co-developed with Kensey (see Note 10). VITAGEL, which was launched at the start of 2005, accounted for approximately 19% and 20% of product sales during the three and six months ended June 30, 2007, respectively, as compared to approximately 17% and 16% of product sales during the three and six months ended June 30, 2006, respectively.

10.	COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease office space and equipment under non-cancelable operating leases. In April 2007, we entered into a 63 month lease for additional office space which commenced effective May 1, 2007 and terminates July 2012. As of June 30, 2007, future minimum rental payments under operating leases, which include the additional office space lease described above, are as follows:

Remainder of 2007	$256,052
2008	521,176
2009	537,592
2010	554,021
2011	570,461
2012 and thereafter	352,640

$2,791,942

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

During the six months ended June 30, 2007 and 2006, we purchased $4,206,758 and $2,219,190, respectively, of product inventory manufactured by Kensey on our behalf. As of June 30, 2007 and December 31, 2006, we owed Kensey $1,788,224 and $1,277,886, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. All product royalty expense payable to Kensey is included in cost of sales on our Consolidated Statements of Operations as we recognize product sales revenue from our customers.

In addition, we pay royalties to Kensey on our VITOSS Bone Graft Substitute product sales, based on a royalty arrangement that Kensey purchased from the product’s co-inventor effective April 2004, up to an aggregate payment of $5,000,000. Payments of approximately $1,700,000 have been made through June 30, 2007.

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

On December 29, 2006, pursuant to a Royalty Sale Agreement with Angiotech, we purchased the profit-sharing royalty rights for VITAGEL and CELLPAKER products under the License Agreement for $9,000,000 in cash. Concurrently with such purchase, we entered into an Amended and Restated License Agreement with Angiotech that amended the original License Agreement to eliminate our obligations to meet minimum sales requirements, extend the term of the license from December 31, 2014 through July 31, 2017, and eliminate certain termination rights in favor of Angiotech. Under the Amended and Restated License Agreement, we have exclusive rights to manufacture and sell VITAGEL products throughout the world for orthopedic indications, and non-exclusive rights to manufacture and sell CELLPAKER products throughout the world for all indications. Under the Amended and Restated License Agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture and sell an Angiotech-branded VITAGEL product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. Prior to the amendment and restatement of the License Agreement on December 29, 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of VITAGEL and CELLPAKER products that we manufactured. The $9,000,000 payment has been recorded as a License Right Intangible on the accompanying Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006. This amount is being amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is July 31, 2017. For the three and six months ended June 30, 2007, this amount was amortized on a straight-line basis. Amortization expense of $212,598 and $425,196 was recorded in Cost of Sales on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2007, respectively.

12. SALE OF PRODUCT LINE AND RELATED ASSETS:

On February 15, 2007, we sold our assets associated with the ENDOSKELETON TA Vertebral Body Replacement structural device product line for $458,480, of which we recorded $372,375 as a gain on sale of assets during the six months ended June 30, 2007. As a result of the sale, we no longer manufacture or sell ENDOSKELETON products. We had no revenues related to the ENDOSKELETON products during the six months ended June 30, 2007 as compared to $24,360 and $178,320 for the three and six months ended June 30, 2006, respectively.

13. SUBSEQUENT EVENTS:

On July 30, 2007, we entered into a securities purchase agreement with certain buyers under which we agreed to issue and sell an aggregate of 12,317,066 shares of our common stock for the purchase price of $2.64 per share, or an aggregate purchase price of approximately $32,500,000. We received approximately $32,200,000 in net proceeds from the equity offering after deduction of estimated offering expenses. We intend to use the net proceeds from the equity offering for product development, sales force expansion, expansion of manufacturing capacity, as well as for working capital and other general corporate purposes. Under the terms of the securities purchase agreement, Essex Woodlands Health Ventures Fund VII, L.P. obtained the right to designate one individual to serve on our board of directors. Effective July 30, 2007, our board of directors elected Essex Woodland’s designee R. Scott Barry to serve as a director until our next annual meeting of shareholders or until Mr. Barry’s successor has been selected and qualified.

On July 30, 2007, we repurchased from Royalty Trust the revenue interest obligation originally sold by us in October 2001 to an entity affiliated with Royalty Trust. The repurchase price for the revenue interest obligation consisted of a payment of $20,000,000 in cash and 1,136,364 shares of our common stock. As a result of the repurchase, we expect to record a charge of approximately $16,600,000 in the third quarter of 2007 to account for the difference between the repurchase price valued at $23,772,728 and the $7,167,700 carrying value of the revenue interest liability on our Consolidated Balance Sheet as of June 30, 2007. As a result of the repurchase of the revenue interest obligation, we are no longer obligated to pay royalties on the products subject to the revenue interest obligation, including VITOSS and CORTOSS. In connection with the repurchase, Royalty Trust assigned to us all of its interest under the agreements relating to the revenue interest obligation, effectively terminating the security interest in certain of our assets and the pledge of stock of our wholly-owned subsidiary that we had granted Royalty Trust to secure our obligations under the revenue interest agreement. See Note 6 to our consolidated interim financial statements included in this report for additional information regarding the revenue interest obligation.

On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility bear annual interest at 10% and will be due July 30, 2012. We initially issued $25,000,000 of our 10% senior secured notes due July 30, 2012 under the facility. Proceeds from the initial $25,000,000 principal amount note issuance were used to (i) pay to Royalty Trust the $20,000,000 cash portion of the revenue interest obligation repurchase price; and (ii) pay off approximately $2,000,000 of outstanding indebtedness under capital lease obligations. We expect to use the remaining $3,000,000 in proceeds from the initial note issuance to fund continued expansion of manufacturing capacity to meet anticipated commercial demand for our products. Under the debt facility, if certain conditions are met, we have the option through January 30, 2010 to issue up to an additional $20,000,000 aggregate principal amount of 10% senior secured notes due July 30, 2012 to fund working capital and other general business purposes, including product acquisitions, sales force expansion and product development. In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share, of which warrants to purchase 733,138 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of the 10% senior secured notes under the facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, regulatory approval, demand and market acceptance of our products; the adequacy of inventory; timing of results of our CORTOSS pivotal clinical trial in the U.S.; capital expenditures; future liquidity; uses of cash; sales product mix and related margins; equity compensation expense; the development of our sales network; the cost to expand our manufacturing and operating facilities; our ability to manage our manufacturing facilities and requirements; availability of raw materials; our ability to satisfy financial covenants in our lending agreements; the adequacy of inventory; development costs for existing and new products; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

RECENT DEVELOPMENTS

On July 30, 2007, we entered into a securities purchase agreement with certain buyers under which we agreed to issue and sell an aggregate of 12,317,066 shares of our common stock for the purchase price of $2.64 per share, or an aggregate purchase price of approximately $32,500,000. Our existing cash, cash equivalents, and investments of $19,579,039 as of June 30, 2007 was supplemented by the net proceeds of approximately $32,200,000 that we received from the equity offering. We intend to use the net proceeds from the equity offering for product development, sales force expansion, expansion of manufacturing capacity, as well as for working capital and other general corporate purposes.

On July 30, 2007, we repurchased from Royalty Trust the revenue interest obligation originally sold by us in October 2001 to an entity affiliated with Royalty Trust. The repurchase price for the revenue interest obligation consisted of a payment of $20,000,000 in cash and 1,136,364 shares of our common stock. As a result of the repurchase, we expect to record a charge of approximately $16,600,000 during the third quarter of 2007 to account for the difference between the repurchase price valued at $23,772,728 and the $7,167,700 carrying value of the revenue interest liability on our Consolidated Balance Sheet as of June 30, 2007. As a result of the repurchase of the revenue interest obligation, we are no longer obligated to pay royalties on the products subject to the revenue interest obligation, including VITOSS and CORTOSS. In connection with the repurchase, Royalty Trust assigned to us all of its interest under the agreements relating to the revenue interest obligation, effectively terminating the security interest in certain of our assets and the pledge of stock of our wholly-owned subsidiary that we had granted Royalty Trust to secure our obligations under the revenue interest agreement. See Note 6 to our consolidated interim financial statements included in this report for additional information regarding the revenue interest obligation.

On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility bear annual interest at 10% and will be due July 30, 2012. We initially issued $25,000,000 of our 10% senior secured notes due July 30, 2012 under the facility. Proceeds from the initial $25,000,000 principal amount note issuance were used to (i) pay to Royalty Trust the $20,000,000 cash portion of the revenue interest obligation repurchase price; and (ii) pay off approximately $2,000,000 of outstanding indebtedness under capital lease obligations. We expect to use the remaining proceeds from the initial note issuance to fund continued expansion of manufacturing capacity to meet anticipated commercial demand for our products. Under the debt facility, if certain conditions are met, we have the option through January 30, 2010 to issue up to an additional $20,000,000 aggregate principal amount of 10% senior secured notes due July 30, 2012 to fund working capital and other general business purposes, including product acquisitions, sales force expansion and product development. In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share, of which warrants to purchase 733,138 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of the 10% senior secured notes under the facility.

OVERVIEW

Product sales for the three and six months ended June 30, 2007 increased 33% and 27% to $14,851,943 and $28,002,629, respectively, as compared to $11,180,400 and $21,997,356 for the same periods in 2006. Increased product sales principally reflect increased sales of our VITOSS® FOAM and VITAGEL® products in the U.S. We anticipate our product sales for the foreseeable future will remain insufficient to support our operations at expected spending levels. We expect to continue to incur significant operating losses for the foreseeable future as we plan to continue to expand our sales and marketing activities, pursue product development efforts, further develop our manufacturing capabilities and attempt to increase manufacturing efficiencies.

The following summarizes our principal cash and operating commitments at June 30, 2007 and as of the date of this report:

•

Agreement with Kensey. Approximately 60% and 61% of our product sales during the three and six months ended June 30, 2007, respectively, as compared to 61% and 60% for the same periods in 2006 were from products based upon our VITOSS FOAM platform, which are co-developed with Kensey. As of June 30, 2007, we owed Kensey $1,788,224 for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. See Note 10 to our consolidated interim financial statements included in this report for additional information.

•

Debt service obligation. We expect to incur approximately $634,000 in quarterly interest expense during the remainder of 2007 and during 2008 under the $25,000,000 note issued on July 30, 2007 under our debt facility with LB I Group Inc.

•

Operations – We expect to use cash, cash equivalents and investments, together with proceeds of indebtedness and capital raised from external sources during July 2007, to fund our operations until we generate sufficient cash to support our operations, if ever. See Note 10 to our consolidated interim financial statements included in this report for additional information on future minimum rental payments under operating leases. In addition, we may hire additional direct sales representatives to support not only the growth of our existing products, but to plan ahead for the possible clearance and commercial launch of CORTOSS in the U.S. While we believe that our investment in our sales force may also bring opportunities to in-license or distribute additional products, we expect to continue spending for research and development for new products.

•

CORTOSS clinical study – We expect to incur approximately $1.9 million in external costs during the remainder of 2007 and into 2008 for the CORTOSS pivotal clinical study in the U.S. Since the completion of patient enrollment for the study in February 2007, we are in the process of monitoring the patients and collecting, consolidating and analyzing the clinical data in preparation for our submission of the CORTOSS 510(k) filing to the FDA. During the remainder of 2007, we expect our primary use of cash, cash equivalents and investments for research & development activities will relate to costs associated with the CORTOSS pivotal clinical study in the U.S.

•

Expansion of manufacturing capacity – We expect to spend approximately $2.4 million for plant renovations and equipment during the remainder of 2007 to expand our capacity to manufacture VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER, at sites we currently lease. We plan to finance the renovations and equipment through cash on hand and proceeds from the sale of a promissory note issued in July 2007 under our debt facility with LB I Group Inc.

Our existing cash, cash equivalents, and investments as of June 30, 2007 was $19,579,039, which was supplemented by the net proceeds of approximately $32,200,000 that we received from our July 2007 equity offering. We believe our current cash, cash equivalents, and investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future.

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

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”). In March 2002, we amended the original financing, which resulted in a one time increase to the revenue interest obligation of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700. The revenue interest obligation is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-18, “Sales of Future Revenues”.

On July 30, 2007, we repurchased Royalty Trust’s revenue interest and the revenue interest obligation terminated upon the closing of the repurchase transaction. The repurchase price for the revenue interest obligation consisted of a payment of $20,000,000 in cash and 1,136,364 shares of our common stock. As a result of the repurchase, we expect to record a charge of approximately $16,600,000 during the third quarter of 2007 to account for the difference between the repurchase price valued at $23,772,728 and the $7,167,700 carrying value of the revenue interest liability on our Consolidated Balance Sheet as of June 30, 2007.

The products that were subject to the revenue interest had only been approved or cleared and launched at various times over the last several years or were still under development. For these reasons, as of June 30, 2007, we could not make a reasonable estimate of future revenues and payments that could have become due to Royalty Trust under this financing. Accordingly, we did not amortize any portion of the liability attributable to the revenue interest obligation and we charged revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation were recognized (see Note 6 to our consolidated interim financial statements included in this report). Revenue interest expense of $351,865 and $671,494 was recorded for the three and six months ended June 30, 2007, as compared to $289,976 and $566,188 for the three and six months ended June 30, 2006, respectively. The revenue interest under this agreement is treated as interest expense in accordance with EITF No. 88-18.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our stock. Cash, cash equivalents and investments were $19,579,039 and $28,338,522 at June 30, 2007 and December 31, 2006, respectively. The amount of our existing cash, cash equivalents, and investments as of June 30, 2007 was supplemented by the net proceeds of approximately $32,200,000 that we received from our July 2007 equity offering. We believe our current cash, cash equivalents, and investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future.

Net cash used in operating activities

Operating Cash Inflows

Operating cash inflows for the three and six months ended June 30, 2007 and 2006 were derived primarily from VITOSS, VITAGEL, and IMBIBE Bone Marrow Aspiration System and Disposable Delivery Instrumentation product sales in the U.S. and from VITOSS, CORTOSS and ALIQUOT Delivery System product sales outside the U.S. We have also received cash inflows of $570,534 due to a refund of the 2006 advance payment in excess of interest earned from Royalty Trust and from interest income on cash equivalents and investments.

Operating Cash Outflows

Our operating cash outflows for the three and six months ended June 30, 2007 were primarily used to fund operations and include (i) payment of our contractually required advance payment of $1,750,000 to Royalty Trust, (ii) the production of VITAGEL and CORTOSS inventory, (iii) increased payment of sales commissions on growing product sales and (iv) expenses related to our clinical trials in the U.S. for CORTOSS.

Our operating cash outflows for the three and six months ended June 30, 2006 were primarily used to fund operations and include (i) payment of our contractually required advance payment of $1,750,000 to Royalty Trust, (ii) a decrease in accounts payable which primarily reflects vendor payments for VITAGEL inventories purchased during the fourth quarter of 2005, and (iii) expenses related to our clinical trials in the U.S. for CORTOSS.

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

Additionally, we expect to continue to use cash, cash equivalents and investments to fund our operations until we are profitable, if ever. We anticipate that our product sales for the foreseeable future will remain insufficient to support our operations at expected spending levels. We expect to continue to incur significant operating losses for the foreseeable future as we plan to continue to expand our sales and marketing activities, pursue product development efforts and further develop our manufacturing capabilities. We expect to incur approximately $1,900,000 in external costs during the remainder of 2007 and into 2008 for the completion of the CORTOSS pivotal clinical study in the U.S. Since the completion of patient enrollment for the study in February 2007, we have been incurring and will continue to incur costs to monitor the patients and collect, consolidate and analyze the clinical data in preparation for our submission of the CORTOSS 510(k) filing to the FDA. We expect the expense for this clinical program to decrease significantly after the submission, if any, of an application to the FDA for clearance to market CORTOSS in the U.S. for the treatment of osteoporotic vertebral compression fractures. The overall level of our research & development expense in future periods will depend upon the development status and costs of products currently in our pipeline and any new products that we may determine to pursue. We may also incur additional expense to support the launch of CORTOSS if it receives FDA clearance.

We have a supply agreement for bovine collagen used in the manufacture of VITAGEL. The initial term of the supply agreement expires in August 2008; however, we received notice in the first quarter of 2007 from our supplier of its intent to cease production of this collagen between January 1, 2008 and June 30, 2008 and either close or sell its collagen processing facility by December 31, 2008. While we are seeking to identify alternative suppliers and obtain a strategic collagen reserve for VITAGEL, there is no assurance that we will be successful. We expect to use cash, cash equivalents and investments in 2007 and 2008 to purchase strategic collagen raw material reserves for VITAGEL and to manufacture inventories of VITAGEL sufficient to meet our anticipated sales requirements for approximately the next two years.

Our operating cash requirements are heavily dependent upon our product sales mix allocation among higher and lower margin products, the timing of receipt of FDA 510(k) clearance for new products, the timing of inventory builds to support product launches, the timing of subsequent launches and acceptance of our new product lines, the rate at which we add new direct sales representatives and the rate at which our field sales network generates sales in their respective territories. Accordingly, for the remainder of 2007, our operating cash requirements will continue to be subject to quarterly volatility. Until such time that sales levels are sufficient to sustain operations, if ever, we expect to continue to use cash, cash equivalents and investments to fund operating activities and we may need to sell securities to fund our operating activities. We cannot guarantee that we will be able to sell securities at a price that fully reflects the long term value, if any, of the investments we may make in building our sales force, expanding our manufacturing capability, creating manufacturing efficiencies, or developing and commercializing new products.

In April 2007, we entered into a lease for approximately 4,000 square feet of unfinished space for a new warehouse and additional office space located in the Great Valley Corporate Center in Malvern, Pennsylvania. The initial term of the lease is 63 months commencing May 1, 2007, and the initial annual base rent under the lease is approximately $37,768.

Agreement with Kensey Nash Corporation. As of June 30, 2007 and December 31, 2006, we owed Kensey $1,788,224 and $1,277,886, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Debt Service. On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility bear annual interest at 10% and will be due July 30, 2012. Interest on the principal amount of notes issued is due quarterly in arrears. We initially issued $25,000,000 of our 10% senior secured notes due July 30, 2012 under the facility. We expect to make approximately $634,000 in quarterly interest payments during the term of the $25,000,000 note issued in July 2007.

Net cash provided by (used in) investing activities

Investing Cash Inflows

We received proceeds from the sale of investments of $12,050,000 and $13,035,000 during the six months ended June 30, 2007 and 2006, respectively.

Investing Cash Outflows

We have invested $484,258 and $541,609 for the six months ended June 30, 2007 and 2006, respectively, primarily for the purchase of equipment, leasehold improvements and research and development equipment in order to further expand our product development and manufacturing capabilities relating to VITAGEL and VITOSS.

Cash used for the purchase of investments was $10,612,370 and $3,240,205 during the six months ended June 30, 2007 and 2006, respectively.

Investing Cash Outlook -

We expect to spend approximately $2,400,000 for expansion of our manufacturing facility and warehouse capability, leasehold improvements and capital equipment during the remainder of 2007. We plan to finance the renovations associated with the expansion of our manufacturing and warehouse capacity and other new capital investments through cash on hand and proceeds from the sale of a promissory note issued in July 2007 under our debt facility with LB I Group Inc.

Net cash used in financing activities

Financing Cash Inflows

During the six months ended June 30, 2007 and 2006, we received $298,087 and $416,809, respectively, from stock option and warrant exercises, as well as purchases of Common Stock under our Employee Stock Purchase Plan. Additionally, we received $464,866 in proceeds from notes payable during the six months ended June 30, 2006.

Financing Cash Outflows

During six months ended June 30, 2007 and 2006, we repaid $402,597 and $313,889, respectively, of capital lease obligations and notes payable.

Financing Requirements Outlook

We do not expect sales to generate cash flow in excess of operating expenses for the foreseeable future, if ever. Until such sales levels are achieved, we expect to continue to use cash, cash equivalents, and investments to fund operating and investing activities. We believe our existing cash, cash equivalents, and investments of $19,579,039 as of June 30, 2007, supplemented by the net proceeds of approximately $32,200,000 that we received from the sale of shares of our common stock in our July 2007 equity offering, will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future.

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as it relates to the exercise prices and expiration dates of the stock options and warrants.

Contractual Obligation and Commercial Commitments

We lease office space and equipment under non-cancelable operating leases. In April 2007, we entered into a 63 month lease for additional office space which commenced effective May 1, 2007 and terminates July 2012. As of June 30, 2007, future minimum rental payments under operating leases, which include the additional office space lease described above, are as follows:

Remainder of 2007	$256,052
2008	521,176
2009	537,592
2010	554,021
2011	570,461
2012 and thereafter	352,640
$2,791,942

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the foreseeable future as we continue our product development and sales efforts.

Product Sales. Product sales for the three and six months ended June 30, 2007 increased 33% and 27% to $14,851,943 and $28,002,629, respectively, as compared to $11,180,400 and $21,997,356 for the same periods in 2006. Sales growth was primarily attributable to increased sales of VITOSS FOAM and VITAGEL product portfolios in the U.S. as we further develop our U.S. field sales network. Approximately 60% and 61% of our product sales during the three and six months ended June 30, 2007, respectively, as compared to 61% and 60% for the same periods in 2006 were from products based upon our VITOSS FOAM platform, which are co-developed with Kensey (see Note 10 to our consolidated interim financial statements included in this report for additional information). VITAGEL, which was launched at the start of 2005, accounted for approximately 19% and 20% of product sales for the three and six months ended June 30, 2007, respectively, as compared to 17% and 16% for the same periods in 2006. For the three and six months ended June 30, 2007, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBE, as compared to 93% for each of the same periods in 2006. The remaining sales, during both periods in 2007 and 2006, were a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. The gross profit for the three and six months ended June 30, 2007 was $9,778,830 and $18,220,427, respectively, as compared to $6,781,905 and $14,087,686 for the same periods in 2006. As a percentage of sales, gross profit was 66% and 65% for the three and six months ended June 30, 2007, respectively, as compared to 61% and 64% for the same periods in 2006. The increase in the gross profit margin for the three and six months ended June 30, 2007, as compared to the gross profit margins for the corresponding periods in 2006, reflects improved manufacturing efficiencies, lower inventory adjustments and lower VITAGEL royalty expense. Accordingly, our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for the three and six months ended June 30, 2007 were $12,787,589 and $24,446,454, respectively, as compared to $12,110,058 and $23,268,068 for the three and six months ended June 30, 2006. Operating expenses for the three and six months ended June 30, 2007 include compensation expense of $662,000 related to executive severance for both time periods, and include non-cash employee compensation expense of $222,668 and $544,026, respectively, related to stock options and restricted stock units awarded to employees. In addition, operating expenses for the three and six months ended June 30, 2007 were reduced by a non-cash fair value adjustment of $155,428 and $647,953, respectively, as compared to a reduction of $8,462 for the three months ended June 30, 2006 and an increase of $78,561 for the six months ended June 30, 2006, respectively, for our fully-vested non-employee consultant stock options outstanding. The amount of the non-cash fair value reduction of expense adjustment for the three and six months ended June 30, 2007 is equivalent to 1% and 2% respectively, of product sales for such period.

General & administrative expenses for the three months ended June 30, 2007 increased 27% to $2,836,696 from $2,234,109 for the same period of 2006. General & administrative expenses for the six months ended June 30, 2007 increased 22% to $5,308,103 from $4,339,889 for the same period of 2006. The increase in general and administrative expenses for the three and six months ended June 30, 2007, as compared to the corresponding periods in 2006, was primarily due to executive severance and increased headcount in finance and information technology to support business growth. General & administrative expenses were equivalent to 19% and 20% of product sales for each of the three and six month periods ended June 30, 2007 and 2006, respectively.

Selling & marketing expenses were $8,312,483 and $15,726,623 for the three and six months ended June 30, 2007, respectively, a 18% and 12% increase from $7,056,169 and $14,003,196 for the three and six months ended June 30, 2006. The increase for the three and six months ended June 30, 2007 was primarily due to higher salary and benefit costs incurred by expanding our field sales team in order to support the growth of U.S product sales, as well as higher commissions paid in the U.S. as a result of increased product sales in the three and six months ended June 30, 2007. The number of our direct sales representatives increased from 69 at June 30, 2006 to 80 at June 30, 2007. Selling and marketing expenses for the three and six months ended June 30, 2007 included non-cash employee compensation expense of $53,310 and $163,454, respectively, as compared to $146,866 and $292,944 for the three and six months ended June 30, 2006, respectively, relating to stock options and restricted stock units awarded to employees. Selling & marketing expenses for the three and six months ended June 30, 2007 were reduced by non-cash fair value adjustments of $155,428 and $647,953, respectively, for our fully-vested non-employee consultant stock options outstanding. Amounts for selling & marketing expenses were equivalent to 56% and 63% of product sales for the three months ended June 30, 2007 and 2006, respectively. Amounts for selling & marketing expenses were equivalent to 56% and 64% of product sales for the six months ended June 30, 2007 and 2006, respectively.

Research & development expenses decreased to $1,638,410 and $3,411,728 for the three and six months ended June 30, 2007, respectively, from $2,819,780 and $4,924,983 for the same periods in 2006. The 42% and 31% decreases are primarily due to lower costs associated with product development and our CORTOSS clinical trial in the U.S. The decrease for the three and six months ended June 30, 2007, as compared to the corresponding periods in 2006, primarily was due to lower costs associated with product development and our CORTOSS clinical trial in the U.S. Research & development expenses were equivalent to 11% and 25%, respectively, of product sales for the three months ended June 30, 2007 and 2006. Research & development expenses were equivalent to 12% and 22% of product sales for the six months ended June 30, 2007 and 2006, respectively.

Net other income (expense). Net other income (expense) included gain on an asset sale, interest income, interest expense and revenue interest expense. We recorded $161,262 of net other expense and $111,638 of net other income for the three and six months ended June 30, 2007, respectively, as compared to net other expense of $132,490 and $207,890 for the three and six months ended June 30, 2006, respectively. The increase in net other income for the three and six month periods is primarily a result of the sale of the ENDOSKELETON product line and related assets, partially offset by increased revenue interest expense.

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

As of June 30, 2007 and December 31, 2006, our total exposure to foreign currency risk in U.S. dollar terms was approximately $1,600,000, and $2,350,000, or 2.8% and 3.8% of our total assets, respectively. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $160,000 at June 30, 2007 and $170,000 at December 31, 2006.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of June 30, 2007 and December 31, 2006, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2007 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2007 Annual Meeting of Shareholders held on June 26 2007, the shareholders voted on the following:

(a)	To elect eight directors to serve on the Board of Directors of the Company until the next Annual Meeting of Shareholders or until their respective successors have been properly elected or appointed, as follows:

Director	Votes For	Authority Withheld
Morris Cheston	51,234,462	1,190,315
David Fitzgerald	50,340,265	2,084,512
Joseph L. Harris	51,269,764	1,155,013
Antony Koblish	51,254,184	1,170,593
Robert M. Levande	50,377,691	2,047,086
Mary Paetzold	51,270,649	1,154,128
Paul Touhey	50,367,855	2,056,922
Russell Whitman	50,375,567	2,049,210

		Voted For	Voted Against	Abstain	Broker Non-Votes
(b)	To consider and vote upon an amendment to the Company’s Amended and Restated Articles of Incorporation and to permit the Board of Directors, at its discretion at any time prior to the Company’s next Annual Meeting of Shareholders, to effect a reverse split of the Company’s Common Stock at a ratio of not less than 1-for-3 and not more than 1-for-6.	39,185,245	13,216,616	22,914	2

(c)	To consider and vote upon a proposal to approve the Company’s 2007 Omnibus Equity Compensation Plan	29,282,154	6,278,745	106,860	16,760,140

(d)	To ratify the appointment of KPMG as the Company’s independent registered public accounting firm for fiscal year 2007.	52,132,676	217,435	74,665	N/A

ITEM 6.	EXHIBITS

Exhibit 10.1	Separation Agreement and General Release between Joseph M. Paiva and the Company effective June 4, 2007

Exhibit 10.2	Confidential Separation Agreement and General Release and Amendment to Confidentiality and Non-Disclosure Agreement between Donald L. Scanlan and the Company dated June 25, 2007

Exhibit 10.3	2007 Omnibus Equity Compensation Plan of the Company

Exhibit 31.1	Certifications of the Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certifications of the Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a – 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a – 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

August 9, 2007	By:	/s/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President
(Principal executive officer)

August 9, 2007	By:	/s/ ALBERT J. PAVUCEK, JR.
Albert J. Pavucek, Jr.
Chief Financial Officer
(Principal financial and accounting officer)