Form 10-Q
period 2007-09-30
ORTHOVITA INC
filed 2007-11-06
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007.

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

Class

Outstanding as of November 1, 2007

Common Stock, par value $.01

75,065,752 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,865,592	$16,402,379
Short-term investments	36,291,181	11,936,143
Accounts receivable, net of allowance for doubtful accounts of $354,135 and $202,130, respectively	8,445,596	8,755,068
Inventories	14,250,531	9,444,483
Prepaid revenue interest expense	—	570,534
Other current assets	894,427	356,005

Total current assets	76,747,327	47,464,612

Property and equipment, net	6,725,661	5,294,880
License Right Intangible, net	8,362,206	9,000,000
Other assets	303,660	455,819

Total assets	$92,138,854	$62,215,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$—	$695,103
Current portion of capital lease obligations	—	89,745
Accounts payable	4,244,226	1,793,931
Accrued compensation and related expenses	2,246,692	1,953,553
Other accrued expenses	3,357,697	3,632,043

Total current liabilities	9,848,615	8,164,375

LONG-TERM LIABILITIES:
Other long-term liabilities	161,863	174,613
Notes payable, net of debt discount of $1,164,947 and $0, respectively	23,835,053	1,338,073
Capital lease obligations	—	289,267
Revenue interest obligation	—	7,167,700
Derivative liability associated with non-employee stock options	1,059,548	1,819,761

Total long-term liabilities	25,056,464	10,789,414

Total liabilities	34,905,079	18,953,789

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000,000 shares authorized, 75,054,733 and 61,312,332 shares issued and outstanding, respectively	750,547	613,123
Additional paid-in capital	217,319,582	178,555,247
Accumulated deficit	(161,069,736)	(136,037,774)
Accumulated other comprehensive income	233,382	130,926

Total shareholders’ equity	57,233,775	43,261,522

Total liabilities and shareholders’ equity	$92,138,854	$62,215,311

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
PRODUCT SALES	$14,467,687	$11,023,407	$42,470,316	$33,020,763
COST OF SALES	4,848,347	4,255,738	14,630,549	12,165,408

GROSS PROFIT	9,619,340	6,767,669	27,839,767	20,855,355

OPERATING EXPENSES:
General and administrative	2,850,379	2,222,858	8,158,482	6,562,747
Selling and marketing	7,906,123	6,370,893	23,632,746	20,374,089
Research and development	1,127,365	1,751,927	4,539,093	6,676,910

Total operating expenses	11,883,867	10,345,678	36,330,321	33,613,746

OPERATING LOSS	(2,264,527)	(3,578,009)	(8,490,554)	(12,758,391)

GAIN ON SALE OF PRODUCT LINE AND RELATED ASSETS	—	—	372,375	—
CHARGE FOR REPURCHASE OF REVENUE INTEREST OBLIGATION	(16,605,029)	—	(16,605,029)	—
INTEREST EXPENSE	(507,100)	(68,537)	(634,649)	(177,243)
REVENUE INTEREST EXPENSE	(85,209)	(280,973)	(756,703)	(847,161)
INTEREST INCOME	544,292	193,051	1,082,598	660,055

NET LOSS	$(18,917,573)	$(3,734,468)	$(25,031,962)	$(13,122,740)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.27)	$(0.07)	$(0.39)	$(0.25)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	70,728,955	52,427,696	64,507,337	52,375,425

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(25,031,962)	$(13,122,740)
Adjustments to reconcile net loss to net cash used in operating activities—
Charge for repurchase of revenue interest obligation	16,605,029	—
Depreciation and amortization	658,849	1,094,127

Amortization of License Right Intangible	637,794	—
Amortization on Debt Discount	41,513	—
Compensation expense related to restricted stock	340,501	—
Common stock issued for services rendered	11,410	17,998
Common stock options issued for services rendered	—	125,359
Compensation expense related to employee stock options	770,340	1,289,094
Exchange of consultant stock options for common stock	98,972	—
Fair market value adjustment related to derivative liability associated with non-employee stock options	(760,213)	(655,826)
Provision for doubtful accounts	152,005	17,330
Gain on sale of product line and related assets	(372,375)	—
Decrease (increase) in -
Accounts receivable	157,467	(881,254)
Inventories	(4,867,392)	1,448,814
Prepaid revenue interest expense	570,534	(292,126)
Other current assets	(538,422)	165,772
Other assets	80,970	15,185
Increase (decrease) in -
Accounts payable	2,486,421	(1,036,438)
Accrued compensation and related expenses	293,139	127,473
Other accrued expenses	(642,556)	461,453
Other long-term liabilities	(12,750)	13,523

Net cash (used in) operating activities	(9,320,726)	(11,212,256)

INVESTING ACTIVITIES:
Purchases of investments	(43,058,464)	(8,215,570)
Proceeds from sale of investments	19,300,000	19,625,000
Proceeds from sale of property and equipment	—	3,179
Proceeds from sale of product line	458,480	—
Purchases of property and equipment	(2,002,140)	(1,179,011)

Net cash (used in) provided by investing activities	(25,302,124)	10,233,598

FINANCING ACTIVITIES:
Proceeds from notes payable	25,000,000	683,950
Repayment of notes payable	(2,033,176)	(466,604)
Repayments of capital lease obligations	(391,622)	(48,211)
Repayment of revenue interest obligation	(20,000,000)	—
Proceeds (costs) associated with sale of common stock	32,182,820	—
Costs associated with prior sales of common stock	(44,996)	(27,989)
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	338,923	478,218

Net cash provided by financing activities	35,051,949	619,364

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	34,114	(345,860)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	463,213	(705,154)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,402,379	8,834,694

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,865,592	$8,129,540

Supplemental Cash Flow Information
Cash paid for interest expense	$634,650	$177,243
Capital lease obligations incurred	$12,610	$—
Issuance of warrants	$1,206,460	$—

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

In the U.S., we have assembled a field sales network of direct sales representatives and independent sales agencies in order to market VITOSS, VITAGEL, the IMBIBE® Bone Marrow Aspiration System and CELLPAKER. Outside of the U.S., we primarily utilize a network of independent stocking distributors to market VITOSS, CORTOSS, ALIQUOT® Delivery System, VITAGEL and CELLPAKER.

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

Common Stock options and warrants exercisable to purchase 8,817,189 and 8,695,530 shares were excluded from our computation of diluted net loss per common share for the nine months ended September 30, 2007 and 2006, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

Accounting for Stock Options Issued to Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and requires companies to expense the value of employee stock options and similar awards. The effective date of SFAS No. 123R was January 1, 2006. Under SFAS No. 123R, we are required to expense stock options in our Consolidated Statements of Operations. We have selected the Black-Scholes option-pricing model, on a modified prospective transition method, as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock option-based compensation expense for the nine months ended September 30, 2007 includes the remaining compensation expense for all stock option-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. These amounts are being amortized based upon a graded vesting schedule in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation expense for all stock option awards granted to employees subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and amortized on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense for our stock options resulting from the adoption of SFAS No. 123R included in our Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
OPERATING EXPENSES:
General and administrative	$234,596	$215,258	$526,496	$506,719
Selling and marketing	79,237	146,460	223,095	439,404
Research and development	35,625	112,456	20,749	342,971

Total operating expenses	$349,458	$474,174	$770,340	$1,289,094

During the three and nine months ended September 30, 2007, certain employees were terminated. Accordingly, any previously recorded expense related to options that were unvested at the termination date was reversed during the three and nine months ended September 30, 2007.

The fair value of all outstanding and unvested stock option awards to employees was estimated using the Black-Scholes fair value option pricing model on the date of grant, with the following weighted average assumptions for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Risk-free interest rate	4.80%	5.00%	4.68%	4.92%
Volatility	49%	59%	55%	63%
Dividend yield	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years

The weighted average fair value of options granted was $1.53 and $2.05 per share for the three months ended September 30, 2007 and 2006, respectively. The weighted average fair value of options granted was $1.62 and $2.21 per share for the nine months ended September 30, 2007 and 2006, respectively.

For the three and nine months ended September 30, 2007 and 2006, we calculated historical volatility based upon the daily closing prices of our Common Stock as quoted on the Nasdaq Global Market (“Nasdaq”) or Nasdaq Europe (for closing prices prior to August 2, 2000, our date of listing on Nasdaq) over a prior period having a term equal to the expected life of the stock options.

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

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of our Consolidated Balance Sheets. For the three and nine months ended September 30, 2007 and 2006, comprehensive loss was:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net loss	$(18,917,573)	$(3,734,468)	$(25,031,962)	$(13,122,740)
Changes in other comprehensive income (loss)	133,409	(93,686)	102,456	(319,910)

Comprehensive income (loss)	$(18,784,164)	$(3,828,154)	$(24,929,506)	$(13,442,650)

3. ACCOUNTING FOR DERIVATIVE LIABILITY ASSOCIATED WITH NON-EMPLOYEE STOCK OPTIONS:

We granted no options to consultants during the nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, we granted options for the purchase of 0 and an aggregate 25,000 shares of Common Stock, respectively, with various exercise prices to certain consultants in consideration for services. The $80,403 aggregate grant date value of these options was included in selling and marketing expenses in our Consolidated Statements of Operations for the nine months ended September 30, 2006. Additionally, during the three and nine months ended September 30, 2006, we granted options for the purchase of an aggregate of 5,000 and 15,000 shares of Common Stock with various exercise prices to certain consultants in consideration for services. The $13,058 and $44,956 respective values of these options were included in research and development expenses in our Consolidated Statements of Operations during the applicable periods. All of these stock options were fully vested on the date of grant and were valued using the Black-Scholes model.

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

On January 1, 2006, we recorded the fair value of our outstanding consultant stock options as a reduction to additional paid in capital and an increase to our derivative liability in the amount of $2,267,086. The table below summarizes the changes in our derivative liability associated with non-employee consultant stock options for the period from January 1, 2007 through September 30, 2007.

Balance as of January 1, 2007	$1,819,761
Fair value of fully vested consultant stock options exchanged for common stock	(51,398)
Fair value adjustment as of September 30, 2007	(708,815)

Balance as of September 30, 2007	$1,059,548

The fair value of our derivative liability associated with consultant stock options was estimated using the Black-Scholes option pricing model and was based on the closing price of our stock as quoted on Nasdaq on September 28, 2007, which was $3.03 per share, and the following weighted average assumptions as of September 30, 2007:

Risk-free interest rate	4.1%
Volatility	47%
Dividend yield	0%
Life	5 years

The weighted average fair value of the consultant stock options outstanding was $1.26 per share at September 30, 2007. As of September 30, 2007, our consultants held fully-vested stock options to purchase 842,248 shares of our Common Stock, at a weighted average exercise price of $3.58 per share and a weighted average remaining term of approximately 5 years. We have classified this liability as non-current, as management does not believe that it will need to be satisfied using current assets within the next twelve months.

4. CASH, CASH EQUIVALENTS AND INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of September 30, 2007 and December 31, 2006, cash, cash equivalents and investments consisted of the following:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
As of September 30, 2007:
Cash and cash equivalents	$16,865,592	$—	$—	16,865,592
Short-term investments: due in less than one year	36,207,428	83,753	—	36,291,181

	$53,073,020	83,753	—	53,156,773

As of December 31, 2006:
Cash and cash equivalents	$16,402,379	$—	$—	$16,402,379
Short-term investments: due in less than one year	11,928,957	7,186	—	11,936,143

	$28,331,336	$7,186	$—	$28,338,522

Amortization of discounts and premiums related to cash and investments resulted in income of $425,227 and $688,355 for the three and nine months ended September 30, 2007, respectively, as compared to income of $66,071 and $78,299 for the three and nine months ended September 30, 2006.

5. INVENTORIES:

As of September 30, 2007 and December 31, 2006, inventories consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials	$2,364,148	$684,724
Work-in-process	4,594,327	4,586,604
Finished goods	7,292,056	4,173,155

	$14,250,531	$9,444,483

6. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”) and provided for the payment of revenue interest to Royalty Trust. The net proceeds from the financing were first allocated to the fair value of the common stock purchased on the date of the transaction (which was $4,777,893) as part of the financing, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with EITF Issue No. 88-18, “Sales of Future Revenues” (“EITF No. 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the revenue interest obligation of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700. On July 30, 2007, we repurchased the revenue interest obligation from Royalty Trust. As a result, we are no longer obligated to pay royalties on our products subject to the revenue interest obligation, including VITOSS and CORTOSS. The repurchase price for the revenue interest obligation consisted of a payment of $20,000,000 in cash and 1,136,364 shares of our common stock valued at $3.32 per share, which was the market price per share on the date on the transaction. As a result of the repurchase, we recorded a charge of $16,605,029 in the third quarter of 2007 to account for the difference between the repurchase price valued at $23,772,729 and the $7,167,700 carrying value of the revenue interest liability on our Consolidated Balance Sheet as of June 30, 2007. In connection with the repurchase, Royalty Trust assigned to us all of its interest under the agreements relating to the revenue interest obligation, effectively terminating the security interest in certain of our assets and the pledge of stock of our wholly-owned subsidiary that we had granted Royalty Trust to secure our obligations under the revenue interest agreement.

The revenue interest agreement provided for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000, of certain of our products, including VITOSS, CORTOSS and any structural bioactive device, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage was subject to increase to a maximum of 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS, if we failed to meet contractually specified levels of annual net sales of products for which Royalty Trust was entitled to receive its revenue interest. Since we failed to meet the specified annual net sales levels, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS during 2006 as well as during the period from January 1, 2007 through July 29, 2007.

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

The products that were subject to the revenue interest agreement had been approved and launched at various times over the last several years or were still under development. For these reasons, as of July 29, 2007, we could not make a reasonable estimate of future revenues and payments that could have become due to Royalty Trust under this financing. Accordingly, we did not amortize any portion of the liability attributable to the revenue interest obligation, and we charged revenue interest expense in accordance with EITF No. 88-18 for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation were recognized. We recorded revenue interest expense of $85,209 for the period from July 1, 2007 through July 29, 2007. We recorded revenue interest expense of $756,703 for the period from January 1, 2007 through July 29, 2007. We recorded revenue interest expense of $280,973 and $847,161 for the three and nine months ended September 30, 2006, respectively.

7. OTHER ACCRUED EXPENSES:

As of September 30, 2007 and December 31, 2006, other accrued expenses consisted of the following:

	September 30, 2007	December 31, 2006
Commissions payable	$878,188	$925,030
Royalties payable	321,825	371,842
Accrued professional fees	620,810	800,279
Clinical expenses	131,058	653,508
Interest payable	416,667	—
Other	989,149	881,384

	$3,357,697	$3,632,043

8. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of Common Stock outstanding and in total shareholders’ equity for the period from December 31, 2006 through September 30, 2007.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2006	61,312,332	$43,261,522
Sale of common stock, net of costs	12,317,066	32,182,820
Common stock issued for repurchase of revenue interest obligation	1,136,364	3,772,729
Common stock warrants issued as debt discount	—	1,206,460
Exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	202,687	563,523
Exchange of consultant stock options for common stock	33,611	98,972
Stock-based employee compensation expense determined under SFAS No. 123R	—	770,340
Compensation expense related to restricted stock	48,882	340,501
Changes in other comprehensive income	—	102,456
Costs associated with prior sales of our common stock		(44,996)
Common stock issued for services rendered	3,791	11,410
Net loss	—	(25,031,962)

Balance, September 30, 2007	75,054,733	$57,233,775

Common Stock

In July 2007, we sold 12,317,066 shares of our common stock in a private placement transaction for net proceeds of $32,182,820. We also issued 1,136,364 shares of our common stock in July 2007 as partial consideration for the repurchase of our revenue interest obligation to Royalty Trust (See Note 6). Also, during the nine months ended September 30, 2007, we incurred costs of $44,996 associated with prior sales of our Common Stock.

During the three and nine months ended September 30, 2007, we issued 0 and 3,791 shares of Common Stock valued at $0 and $11,410, respectively, for consulting services rendered, pursuant to consultant services agreements.

Restricted Stock and Restricted Stock Units

In March 2007, we issued an aggregate of 318,332 restricted common stock units valued at $1,040,946 to certain employees. These units vest 50% on each of the second and fourth anniversaries of the date of issuance.

In June 2007, we issued restricted common stock awards of an aggregate of 36,204 shares to our non-employee directors in consideration of their services. These shares were valued at $104,992 and vest generally on the fifth anniversary of grant or earlier upon a change of control of the Company or when a director no longer serves on our board of directors.

There was $815,325 of unrecognized cost related to unvested restricted stock and restricted stock units as of September 30, 2007 which is expected to be recognized over a weighted average period of approximately 3.6 years.

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

In March 2007, we issued options to purchase 25,000 shares of our common stock to a non-employee director in connection with his appointment to our board of directors. These options have an exercise price equal to $2.83 per share, fully vested upon grant and expire 10 years after the date of grant.

In June 2007, we issued to our non-employee directors options to purchase 70,000 shares of our common stock in the aggregate. These options have an exercise price of $2.90 per share, vested as to 50% of the underlying shares on the date on grant and will vest as to 25% of the underlying shares on each of the two successive anniversaries of the date of grant.

In July 2007, we issued options to purchase an aggregate 75,000 shares of common stock to three new non-employee members appointed to our board of directors. Of these options, 50,000 options have an exercise price equal to $3.32 per share, and 25,000 options have an exercise price equal to $3.17 per share. All of these options are fully vested upon grant and expire 10 years after the date of grant.

During the three and nine months ended September 30, 2007, stock options to purchase 86,000 and 160,625 shares of Common Stock were exercised for proceeds of $233,850 and $455,200, respectively. During the three and nine months ended September 30, 2006, stock options to purchase 14,750 and 128,775 shares of Common Stock were exercised for proceeds of $36,300 and $403,482, respectively.

During the three and nine months ended September 30, 2007, in accordance with SFAS No. 123R, we expensed $349,458 and $770,340, respectively, for employee stock options outstanding that vested during the three and nine months ended September 30, 2007 using the Black-Scholes model (see Note 2). During the three and nine months ended September 30, 2006, in accordance with SFAS No. 123R, we expensed $474,174 and $1,289,094, respectively, for employee stock options outstanding that vested during the three and nine months ended September 30, 2006 using the Black-Scholes model.

There was $1,346,022 of unrecognized compensation cost related to unvested employee stock options as of September 30, 2007 which is expected to be recognized over a weighted average period of approximately 2.0 years.

As of September 30, 2007, there were 11,850,000 shares authorized for issuance under our Equity Compensation Plans (collectively, the “Plan”), including 2,000,000 additional shares approved by our shareholders at our 2007 Annual Meeting of Shareholders held on June 26, 2007. Of the 11,850,000 shares, grants with respect to 6,250,126 shares are outstanding, and grants with respect to 3,283,371 shares are available for issuance under the Plan as of September 30, 2007.

Shares
Outstanding at December 31, 2006	8,013,493
Granted	436,150
Exercised	(160,625)
Cancelled and Expired	(2,038,892)

Outstanding at September 30, 2007	6,250,126

Additional information regarding stock options as of September 30, 2007 is as follows:

Number of Options Outstanding
Exercise Price Range
$1.65 - $1.98	71,500
2.02 - 2.49	240,050
2.56 - 2.99	433,940
3.00 - 3.25	1,138,515
3.26 - 3.99	2,213,263
4.00 - 4.25	242,900
4.26 - 4.50	1,348,783
4.51 – 4.99	162,200
5.00 – 5.75	332,375
5.90 – 11.25	66,600

Total	6,250,126

Historically, we have granted stock options to certain consultants in consideration for various services (See Note 3).

Employee Stock Purchase Plan

During the three and nine months ended September 30, 2007, 10,968 and 32,062 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $31,586 and $90,823, respectively. During the three and nine months September 30, 2006, 7,563 and 20,069 shares of Common Stock were purchased under the Employee Stock Purchase Plan for proceeds of $25,109 and $74,736, respectively.

Common Stock Purchase Warrants

On July 30, 2007, we issued five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share in connection with entering into a senior secured note purchase facility (See Note 11). Of these warrants, warrants to purchase 733,138 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of notes under the facility.

Summary Common Stock warrant information as of September 30, 2007 is as follows:

	Number of Warrant Shares Outstanding	Exercise Price Range	Expiration
	996,787	$3.61	June 2008
	104,000	$2.80	October 2008
	1,466,276	$3.41	July 2012

Total	2,567,063	$2.80 -$3.61

No warrants were exercised during the three months ended September 30, 2007. During the nine months ended September 30, 2007, warrants to purchase 10,000 shares of Common Stock were exercised for gross proceeds of $17,500.

9. PRODUCT SALES:

For the three and nine months ended September 30, 2007 and 2006, product sales by geographic market were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
PRODUCT SALES

United States	$13,527,699	$10,271,218	$39,493,017	$30,589,421
Outside the United States	939,988	752,189	2,977,299	2,431,342

	$14,467,687	$11,023,407	$42,470,316	$33,020,763

Approximately 62% and 61% of our product sales during the three and nine months ended September 30, 2007, respectively, as compared to 60% for the same periods in 2006 were from products based upon our VITOSS FOAM platform, which are co-developed with Kensey (see Note 10). VITAGEL, which was launched at the start of 2005, accounted for approximately 20% of product sales during the three and nine months ended September 30, 2007, respectively, as compared to approximately 18% and 17% of product sales during the three and nine months ended September 30, 2006, respectively.

10. COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease office space and equipment under non-cancelable operating leases. In April 2007, we entered into a 63-month lease for additional office space which commenced effective May 1, 2007 and terminates July 2012. In addition, in September 2007, we entered into a 55-month lease for additional office and laboratory space that is expected to commence January 1, 2008 and terminates July 2012. As of September 30, 2007, future minimum rental payments under operating leases, which include the additional office and laboratory space leases described above, are as follows:

Remainder of 2007	$128,957
2008	566,354
2009	584,725
2010	603,108
2011	621,505
2012 and thereafter	383,804

$2,888,453

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

During the nine months ended September 30, 2007 and 2006, we purchased $5,401,349 and $2,854,612, respectively, of product inventory manufactured by Kensey on our behalf. As of September 30, 2007 and December 31, 2006, we owed Kensey $2,410,959 and $1,277,886, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. All product royalty expense payable to Kensey is included in cost of sales on our Consolidated Statements of Operations as we recognize product sales revenue from our customers.

In addition, we pay royalties to Kensey on our VITOSS Bone Graft Substitute product sales, based on a royalty arrangement that Kensey purchased from the product’s co-inventor effective April 2004, up to an aggregate payment of $5,000,000. From inception of the royalty arrangement through September 30, 2007, we have made aggregate royalty payments of approximately $1,900,000.

11. SENIOR SECURED NOTE PURCHASE FACILITY

On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We initially issued $25,000,000 of our 10% senior secured notes due July 30, 2012 under the facility. Proceeds from the initial $25,000,000 principal amount note issuance were used to (i) pay to Royalty Trust the $20,000,000 cash portion of the revenue interest obligation repurchase price (see Note 6); and (ii) pay off approximately $2,000,000 of outstanding indebtedness under capital lease obligations and notes payable. We expect to use the remaining $3,000,000 in proceeds from the initial note issuance to fund continued expansion of manufacturing capacity to meet anticipated commercial demand for our products. Under the debt facility, we have the option through January 30, 2010 to issue up to an additional $20,000,000 aggregate principal amount of 10% senior secured notes due July 30, 2012 to fund working capital and other general business purposes, including product acquisitions, sales force expansion and product development, if the following conditions are met: (1) our consolidated net revenues for the most recently ended four consecutive quarterly periods are at least $45,000,000 and (2) we have not exercised our option to prepay any of the notes outstanding under the facility.

Borrowings under the facility are guaranteed by us and one of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to CORTOSS and ALIQUOT. We are required to make quarterly interest only payments to the note holder. Upon the occurrence of various events, including our receipt of (i) proceeds in excess of 5% of our total assets for certain asset dispositions; (ii) more than $1,000,000 in aggregate cash insurance proceeds for damaged or destroyed property that is not applied to the repair or replacement of the property within one year; or (iii) more than $7,500,000 in gross cash proceeds from judgment awards or settlements, the note holders are entitled to prepayment of the outstanding principal amount of the notes to the extent of the net cash proceeds that we receive. We may prepay at any time any part of the outstanding balance under the notes, in a minimum amount of $2,000,000 and in increments of at least $1,000,000 in excess of such minimum, together with interest accrued thereon. Both mandatory and optional prepayments are subject to a prepayment premium of up to 16% of the outstanding principal balance of the notes then outstanding, depending on the timing of the prepayment. The unpaid principal amount under the notes and accrued interest and all other obligations shall become due and payable immediately if we are insolvent, are in bankruptcy proceedings or have a custodian or receiver appointed for any substantial part of our property. If an event of default not described in the preceding sentence occurs and is continuing (including a change of control of the Company), then the holders of at least two-thirds in principal amount of notes then outstanding may declare the unpaid principal amount of the notes, accrued interest and all other obligations due and payable immediately. In addition, if the notes become due and payable, whether automatically or by declaration, by reason of any of the following events of default, then we must pay a prepayment premium of up to 16% of the outstanding principal balance of the notes then outstanding, depending on the timing of the prepayment:

•	We fail to pay any principal on any note or prepayment premiums, if any, when due and payable;

•	We fail to pay any interest on any note or other amount (other than principal or prepayment premiums) for more than three business days after becoming due and payable;

•	We are insolvent, in bankruptcy proceedings or have a custodian or receiver appointed for any substantial part of our property; or

•

A change of control of the Company occurs, which is defined as (i) any person becoming a beneficial owner, directly or indirectly, of Company securities representing more than 50% of the voting power of the then outstanding securities of the Company (excluding transactions in which the Company becomes a subsidiary of another corporation and in which the Company’s shareholders immediately prior to the transaction will beneficially own, immediately after the transaction, shares entitling the shareholders to more than 50% of all votes to which all shareholders of the parent corporation would be entitled in the election of directors); (ii) the consummation of a merger or consolidation of the Company with another corporation where the Company’s shareholders immediately prior to the transaction will not beneficially own, immediately after the transaction, shares entitling the shareholders to more than 50% of all votes to which all shareholders of the surviving corporation would be entitled in the election of directors; (iii) the consummation of a sale or other disposition of all or substantially all of the Company’s assets; (iv) a liquidation or dissolution of the Company; or (v) individuals who, as of July 30, 2007, constituted the Company’s board of directors (the “Incumbent Directors”) ceasing for any reason to constitute at least a majority of the board; provided that any person becoming a director subsequent to July 30 2007 and whose election or nomination for election to the board was approved by a vote of at least a majority of the Incumbent Directors who are directors at the time of such vote shall be deemed an Incumbent Director.

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we were required to maintain a minimum cash balance equal to at least 25% of the then outstanding principal amount under the notes in a separate account that is pledged as collateral for the loan. As of September 30, 2007, we must maintain a minimum cash balance of $6,250,000. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions, make investments and pay dividends.

Outstanding principal amounts under the notes bear annual interest at 10%, provided that interest shall accrue at the rate of 12% per year during the continuance of any event of default and shall be payable on demand.

In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share, of which warrants to purchase 733,138 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of the 10% senior secured notes under the facility. The fair value of the exercisable warrants of $1,206,460 was determined using the Black-Scholes option-pricing model and was recorded on our Consolidated Balance Sheet at inception as a discount to the initial loan amount of $25,000,000 and is being amortized into interest expense over the five-year term of the facility. At September 30, 2007, the unamortized debt discount to the loan amount related to the warrants totaled $1,164,947.

As of September 30, 2007, we had $25,000,000 outstanding under the facility, and had accrued approximately $416,667 in interest thereon.

12. AGREEMENTS WITH ANGIOTECH:

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

On December 29, 2006, pursuant to a Royalty Sale Agreement with Angiotech, we purchased the profit-sharing royalty rights for VITAGEL and CELLPAKER products under the License Agreement for $9,000,000 in cash. Concurrently with such purchase, we entered into an Amended and Restated License Agreement with Angiotech that amended the original License Agreement to eliminate our obligations to meet minimum sales requirements, extend the term of the license from December 31, 2014 through July 31, 2017, and eliminate certain termination rights in favor of Angiotech. Under the Amended and Restated License Agreement, we have exclusive rights to manufacture and sell VITAGEL products throughout the world for orthopedic indications, and non-exclusive rights to manufacture and sell CELLPAKER products throughout the world for all indications. Under the Amended and Restated License Agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture and sell an Angiotech-branded VITAGEL product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. Prior to the amendment and restatement of the License Agreement on December 29, 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of VITAGEL and CELLPAKER products that we manufactured. The $9,000,000 payment has been recorded as a License Right Intangible on the accompanying Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006. This amount is being amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is July 31, 2017. For the three and nine months ended September 30, 2007, this amount was amortized on a straight-line basis. Amortization expense of $212,598 and $637,794 was recorded in Cost of Sales on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2007, respectively.

13. SALE OF PRODUCT LINE AND RELATED ASSETS:

On February 15, 2007, we sold our assets associated with the ENDOSKELETON TA Vertebral Body Replacement structural device product line for $458,480, of which we recorded $372,375 as a gain on sale of assets during the nine months ended September 30, 2007. As a result of the sale, we no longer manufacture or sell ENDOSKELETON products. We had no revenues related to the ENDOSKELETON products during the nine months ended September 30, 2007 as compared to $13,020 and $191,340 for the three and nine months ended September 30, 2006, respectively.

14. SUBSEQUENT EVENT

In November 2007, we entered into a supply and license agreement to acquire raw material, equipment and a technology license from Allergan, Inc. and its affiliate Allergan Sales, LLC for an aggregate purchase price of approximately $6,600,000 in cash. We expect to close the transaction and make the purchase price payment in a lump sum on or about October 31, 2008.

The raw material, equipment and license to be acquired from Allergan relate primarily to the production of our VITAGEL® Surgical Hemostat product. Under the agreement, Allergan will manufacture and supply specified quantities of collagen to us no later than October 31, 2008. We will also purchase no later than the fourth quarter of 2008 certain collagen production and test equipment from Allergan under the agreement. Additionally, Allergan will grant us a non-exclusive, perpetual, royalty-free, irrevocable license to certain collagen production process technology and know-how.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, regulatory approval, demand and market acceptance of our products; timing of results of our CORTOSS pivotal clinical trial in the U.S.; availability of raw materials; the cost to expand our manufacturing and operating facilities; the development of our sales network; capital expenditures; future liquidity; uses of cash; sales product mix and related margins; our ability to manage our manufacturing facilities and requirements; the adequacy of inventory; development costs for existing and new products; equity compensation expense; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

During the three months ended September 30, 2007, we entered into three significant transactions. First, we realized net proceeds of $32,182,820 from an equity financing. Second, we entered into a $45,000,000 debt facility with LB I Group Inc. During the three months ended September 30, 2007, we borrowed $25,000,000 under the facility to pay the cash portion of the repurchase price of the Royalty Trust revenue interest obligation (see below), pay off outstanding indebtedness under capital lease obligations and notes payable, and fund the future expansion of our manufacturing capacity. Third, we repurchased a revenue interest obligation from Royalty Trust. As a result, we recorded a charge of $16,605,029 on our consolidated balance sheet and are no longer obligated to pay Royalty Trust royalties on our products that had been subject to the revenue interest, including VITOSS and CORTOSS.

Product sales for the three and nine months ended September 30, 2007 increased 31% and 29% to $14,467,687 and $42,470,316, respectively, as compared to $11,023,407 and $33,020,763 for the same periods in 2006. Increased product sales principally reflect increased sales of our VITOSS® FOAM and VITAGEL® products in the U.S. We anticipate our product sales for the foreseeable future will remain insufficient to support our operations at expected spending levels. We expect to continue to incur significant operating losses for the foreseeable future as we plan to continue to expand our sales and marketing activities, pursue research and product development efforts, further develop our manufacturing capabilities and attempt to increase manufacturing efficiencies.

The following summarizes our principal cash and operating commitments at September 30, 2007 and as of the date of this report:

•

Agreement with Kensey. Approximately 62% and 61% of our product sales during the three and nine months ended September 30, 2007, respectively, as compared to 60% for the same periods in 2006 were from products based upon our VITOSS FOAM platform, which are co-developed with Kensey. As of September 30, 2007, we owed Kensey $2,410,959 for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on our consolidated balance sheets. See Note 10 to our consolidated interim financial statements included in this report for additional information.

•

Operations – We expect to use cash, cash equivalents and investments to fund our operations until we generate sufficient cash to support our operations, if ever. See Note 10 to our consolidated interim financial statements included in this report for additional information on future minimum rental payments under operating leases. In addition, we may hire additional direct sales representatives to support not only the growth of our existing products, but to plan ahead for the possible clearance and commercial launch of CORTOSS in the U.S. While we believe that our investment in our sales force may also bring opportunities to in-license or distribute additional products, we expect to continue spending for research and development for new products.

•

Allergan Agreement – In November 2007, we entered into a supply and license agreement to acquire collagen raw material, equipment and a technology license from Allergan, Inc. and its affiliate Allergan Sales, LLC for an aggregate purchase price of approximately $6,600,000 in cash. We expect to acquire the assets and make the purchase price payment in a lump sum on or about October 31, 2008 from cash, cash equivalents, and investments.

•

CORTOSS clinical study – We expect to incur approximately $1,600,000 in external costs during the fourth quarter of 2007 and into 2008 for the CORTOSS pivotal clinical study in the U.S. Since the completion of patient enrollment for the study in February 2007, we are in the process of monitoring the patients and collecting, consolidating and analyzing the clinical data in preparation for our submission of the CORTOSS 510(k) filing to the FDA. During the fourth quarter of 2007, we expect our primary use of cash, cash equivalents and investments for research & development activities will relate to costs associated with the CORTOSS pivotal clinical study in the U.S.

•

Expansion of manufacturing capacity – We expect to spend approximately $800,000 for plant expansion and equipment during the fourth quarter of 2007 to expand our capacity to manufacture VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER, at sites we currently lease. We plan to finance the expansion and equipment through cash on hand.

•

Debt service obligation. We expect to incur approximately $625,000 in quarterly interest expense during the fourth quarter of 2007 and during 2008 under the $25,000,000 note issued on July 30, 2007 under our debt facility with LB I Group Inc.

The amount of our existing cash, cash equivalents, and investments as of September 30, 2007 was $53,156,773. We believe our current cash, cash equivalents, and investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. See Note 11 of the financial statements regarding the terms of our debt facility.

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

On July 30, 2007, we repurchased Royalty Trust’s revenue interest and the revenue interest obligation terminated upon the closing of the repurchase transaction. The repurchase price for the revenue interest obligation consisted of a payment of $20,000,000 in cash and 1,136,364 shares of our common stock valued at $3,772,729. As a result of the repurchase, we recorded a charge of $16,605,029 during the third quarter of 2007 to account for the difference between the repurchase price valued at $23,772,729 and the $7,167,700 carrying value of the revenue interest liability on our Consolidated Balance Sheet as of September 30, 2007.

The products that were subject to the revenue interest had only been approved or cleared and launched at various times over the last several years or were still under development. For these reasons, as of July 29, 2007, we could not make a reasonable estimate of future revenues and payments that could have become due to Royalty Trust under this financing. Accordingly, we did not amortize any portion of the liability attributable to the revenue interest obligation and we charged revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation were recognized (see Note 6 to our consolidated interim financial statements included in this report). We recorded revenue interest expense of $85,209 for the period from July 1, 2007 through July 29, 2007. We recorded revenue interest expense of $756,703 for the period from January 1, 2007 through July 29, 2007. We recorded revenue interest expense of $280,973 and $847,161 for the three and nine months ended September 30, 2006, respectively. The revenue interest under this agreement was treated as interest expense in accordance with EITF No. 88-18.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our stock. Cash, cash equivalents and investments were $53,156,773 and $28,338,522 at September 30, 2007 and December 31, 2006, respectively. We believe our current cash, cash equivalents, and investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. See Note 11 of the financial statements regarding the terms of our debt facility.

Net cash used in operating activities

Operating Cash Inflows

Operating cash inflows for the three and nine months ended September 30, 2007 and 2006 were derived primarily from VITOSS, VITAGEL, and IMBIBE Bone Marrow Aspiration System and Disposable Delivery Instrumentation product sales in the U.S. and from VITOSS, CORTOSS and ALIQUOT Delivery System product sales outside the U.S. We have also received cash inflows of $570,534 due to a refund of the 2006 advance payment in excess of interest earned from Royalty Trust and from interest income on cash equivalents and investments. In addition, as a result of our repurchase of the revenue interest from Royalty Trust on July 30, 2007, Royalty Trust returned to us $993,297 of the 2007 advance payment of $1,750,000 (see Note 6).

Operating Cash Outflows

Our operating cash outflows for the three and nine months ended September 30, 2007 were primarily used to fund operations and include (i) the production of VITAGEL and CORTOSS inventory, (ii) increased payment of sales commissions on growing product sales, (iii) expenses related to our clinical trials in the U.S. for CORTOSS, and (iv) payment of our contractually required 2007 advance payment of $1,750,000 to Royalty Trust.

Our operating cash outflows for the three and nine months ended September 30, 2006 were primarily used to fund operations and include (i) payment of our contractually required 2006 advance payment of $1,750,000 to Royalty Trust, (ii) a decrease in accounts payable which primarily reflects vendor payments for VITAGEL inventories purchased during the fourth quarter of 2005, and (iii) expenses related to our clinical trials in the U.S. for CORTOSS.

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

Additionally, we expect to continue to use cash, cash equivalents and investments to fund our operations until we are profitable, if ever. We anticipate that our product sales for the foreseeable future will remain insufficient to support our operations at expected spending levels. We expect to continue to incur significant operating losses for the foreseeable future as we plan to continue to expand our sales and marketing activities, pursue research and product development efforts and further develop our manufacturing capabilities. We expect to incur approximately $1,600,000 in external costs during the fourth quarter of 2007 and into 2008 for the completion of the CORTOSS pivotal clinical study in the U.S. Since the completion of patient enrollment for the study in February 2007, we have been incurring and will continue to incur costs to monitor the patients and collect, consolidate and analyze the clinical data in preparation for our submission of the CORTOSS 510(k) filing to the FDA. We expect the expense for this clinical program to decrease significantly after the submission, if any, of an application to the FDA for clearance to market CORTOSS in the U.S. for the treatment of osteoporotic vertebral compression fractures. The overall level of our research & development expense in future periods will depend upon the development status and costs of products currently in our pipeline and any new products that we may determine to pursue. We may also incur additional expense to support the launch of CORTOSS if it receives FDA clearance.

Since 2005, we have had a supply agreement with Allergan, Inc. for bovine collagen used in the manufacture of VITAGEL. The initial term of the supply agreement expires in August 2008; however, we received notice in the first quarter of 2007 from Allergan of its intent to cease production of this collagen between January 1, 2008 and June 30, 2008 and either close or sell its collagen processing facility by December 31, 2008. We expect Allergan to fulfill purchase orders for collagen that we placed in 2007 under our supply agreement and that we will pay for these orders during 2007 and 2008 from cash, cash equivalents, and investments. In addition, we entered into a separate supply and license agreement with Allergan in November 2007 to acquire additional collagen raw materials, collagen processing equipment and a license for collagen processing know-how for an aggregate purchase price of approximately $6,600,000 in cash. We expect to make the purchase price payment in a lump sum during the fourth quarter of 2008 from cash, cash equivalents, and investments. In addition, we expect to use cash, cash equivalents and investments in 2007 and 2008 to manufacture from our strategic collagen reserve purchases inventories of VITAGEL sufficient to meet our anticipated sales requirements for approximately the next three years. We continue to evaluate long-term collagen supply and manufacturing alternatives, but there is no guarantee that we will successfully secure collagen for VITAGEL in a cost-effective manner, if at all.

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

We entered into two leases in 2007 for space located in the Great Valley Corporate Center in Malvern, Pennsylvania. In April 2007, we entered into a lease for approximately 4,000 square feet of unfinished space for a new warehouse and additional office space. The initial term of this lease is 63 months commencing May 1, 2007, and the initial annual base rent under the lease is approximately $37,768. In September 2007, we entered into a lease for approximately 4,800 square feet of additional office and laboratory space. The initial term of this lease is 55 months and is expected to commence January 1, 2008, and the initial annual base rent under the lease is approximately $42,791.

Agreement with Kensey Nash Corporation. As of September 30, 2007 and December 31, 2006, we owed Kensey $2,410,959 and $1,277,886, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Debt Service. On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility bear annual interest at 10% and will be due July 30, 2012. Interest on the principal amount of notes issued is due quarterly in arrears. We initially issued $25,000,000 of our 10% senior secured notes due July 30, 2012 under the facility. We expect to incur approximately $625,000 in quarterly interest obligations during the term of the $25,000,000 note issued in July 2007. See Note 11.

Net cash provided by (used in) investing activities

Investing Cash Inflows

We received proceeds from the sale of investments of $19,300,000 and $19,625,000 during the nine months ended September 30, 2007 and 2006, respectively.

Investing Cash Outflows

We have invested $2,002,140 and $1,179,011 for the nine months ended September 30, 2007 and 2006, respectively, primarily for the purchase of equipment, leasehold improvements and research and development equipment in order to further expand our product development and manufacturing capabilities relating to VITAGEL and VITOSS.

Cash used for the purchase of investments was $43,058,464 and $8,215,570 during the nine months ended September 30, 2007 and 2006, respectively.

Investing Cash Outlook -

We expect to spend approximately $800,000 for expansion of our manufacturing facility and warehouse capability, leasehold improvements and capital equipment during the fourth quarter of 2007. We plan to finance the expansion of our manufacturing and warehouse capacity and other new capital investments through cash on hand as described under Operating Cash Flow Requirements above. We entered into a separate supply and license agreement with Allergan in November 2007 to acquire additional collagen raw materials, collagen processing equipment and a license for collagen processing know-how for an aggregate purchase price of approximately $6,600,000 in cash. We expect to make the purchase price payment in a lump sum during the fourth quarter of 2008.

Net cash used in financing activities

Financing Cash Inflows

During the three months ended September 30, 2007, we entered into a securities purchase agreement with certain buyers under which we issued and sold an aggregate of 12,317,066 shares of our common stock for the purchase price of $2.64 per share for net aggregate proceeds of $32,182,820. We intend to use the net proceeds from the equity offering for product development, sales force expansion, expansion of manufacturing capacity, as well as for working capital and other general corporate purposes.

During the three and nine months ended September 30, 2007, we received proceeds of $25,000,000 through the sale and issuance of a note under our debt facility with LB I Group, Inc.

During the nine months ended September 30, 2007 and 2006, we received $338,923 and $478,218, respectively, from stock option and warrant exercises, as well as purchases of Common Stock under our Employee Stock Purchase Plan. Additionally, we received $25,000,000 and $683,950 in proceeds from notes payable during the nine months ended September 30, 2007 and 2006, respectively.

Financing Cash Outflows

During the three and nine months ended September 30, 2007, we used proceeds from the initial $25,000,000 principal amount note issuance under our debt facility to (i) pay to Royalty Trust the $20,000,000 cash portion of the revenue interest obligation repurchase price and (ii) pay off $2,424,798 of outstanding indebtedness under capital lease obligations and notes payable.

Financing Requirements Outlook

We do not expect sales to generate cash flow in excess of operating expenses for the foreseeable future, if ever. Until such sales levels are achieved, we expect to continue to use cash, cash equivalents, and investments to fund operating and investing activities. We believe our existing cash, cash equivalents, and investments of $53,156,773 as of September 30, 2007 will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. We expect to use the remaining proceeds from the initial note issuance under our debt facility to fund continued expansion of manufacturing capacity to meet anticipated commercial demand for our products.

The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon our Common Stock’s market price, as it relates to the exercise prices and expiration dates of the stock options and warrants.

Contractual Obligation and Commercial Commitments

We lease office space and equipment under non-cancelable operating leases. In April 2007, we entered into a 63-month lease for additional office space which commenced effective May 1, 2007 and terminates July 2012. In September 2007, we entered into a 55-month lease for additional office and laboratory space which is expected to commence effective January 1, 2008 and terminates July 2012. As of September 30, 2007, future minimum rental payments under operating leases, which include the additional office space leases described above, are as follows:

Remainder of 2007	$128,957
2008	566,354
2009	584,725
2010	603,108
2011	621,505
2012 and thereafter	383,804

$2,888,453

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the foreseeable future as we continue our product development and sales efforts.

Product Sales. Product sales for the three and nine months ended September 30, 2007 increased 31% and 29% to $14,467,687 and $42,470,316, respectively, as compared to $11,023,407 and $33,020,763 for the same periods in 2006. Sales growth was primarily attributable to increased sales volume of VITOSS FOAM and VITAGEL product portfolios in the U.S. as we further develop our U.S. field sales network. Approximately 62% and 61% of our product sales during the three and nine months ended September 30, 2007, respectively, as compared to 60% for the same periods in 2006 were from products based upon our VITOSS FOAM platform, which are co-developed with Kensey (see Note 10 to our consolidated interim financial statements included in this report for additional information). VITAGEL, which was launched at the start of 2005, accounted for approximately 20% of product sales for the three and nine months ended September 30, 2007, as compared to 18% and 17% for the same periods in 2006. For the three and nine months ended September 30, 2007, 94% and 93% of product sales were in the U.S., respectively, primarily from sales of VITOSS, VITAGEL and IMBIBE, as compared to 93% for each of the same periods in 2006. The remaining sales, during both periods in 2007 and 2006, were a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. The gross profit for the three and nine months ended September 30, 2007 was $9,619,340 and $27,839,767, respectively, as compared to $6,767,669 and $20,855,355 for the same periods in 2006. As a percentage of sales, gross profit was 66% for the three and nine months ended September 30, 2007, as compared to 61% and 63% for the same periods in 2006. The increase in the gross profit margin for the three and nine months ended September 30, 2007, as compared to the gross profit margins for the corresponding periods in 2006, reflects improved manufacturing efficiencies, lower inventory adjustments and lower VITAGEL royalty expense. Our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2007 were $11,883,867 and $36,330,321, respectively, as compared to $10,345,678 and $33,613,746 for the three and nine months ended September 30, 2006. Operating expenses for the three and nine months ended September 30, 2007 increased 15% and 8%, respectively, over the same periods in 2006. Operating expenses for the three and nine months ended September 30, 2007 include compensation expense of $0 and $662,000, respectively, related to executive severance for both time periods. Operating expenses for the three and nine months ended September 30, 2007 and include non-cash employee compensation expense of $432,919 and $976,946, respectively, related to stock options and restricted stock units awarded to employees, as compared to $474,174 and $1,289,094 for the three and nine months ended September 30, 2006, respectively. In addition, operating expenses for the three and nine months ended September 30, 2007 were reduced by a non-cash fair value adjustment of $112,261 and $708,815, respectively, as compared to a reduction of $734,387 and $655,826 for the three and nine months ended September 30, 2006 respectively, for our fully-vested non-employee consultant stock options outstanding. The amount of the non-cash fair value reduction of expense adjustment for the three and nine months ended September 30, 2007 is equivalent to 1% and 2% respectively, of product sales for such periods.

General & administrative expenses for the three months ended September 30, 2007 increased 28% to $2,850,379 from $2,222,858 for the same period of 2006. General & administrative expenses for the nine months ended September 30, 2007 increased 24% to $8,158,482 from $6,562,747 for the same period of 2006. The increase in general & administrative expenses for the three and nine months ended September 30, 2007, as compared to the corresponding period in 2006, was primarily due to executive severance, legal costs, charges associated with stock options and restricted stock issued to current and former Board members, and increased headcount to support our business growth. General & administrative expenses were equivalent to 20% and 19% of product sales for each of the three and nine month periods ended September 30, 2007. General & administrative expenses were equivalent to 20% for the three and nine month periods ended September 30, 2006.

Selling & marketing expenses were $7,906,123 and $23,632,746 for the three and nine months ended September 30, 2007, respectively, a 24% and 16% increase from $6,370,893 and $20,374,089 for the three and nine months ended September 30, 2006. The increase for the three and nine months ended September 30, 2007 was primarily due to higher salary and benefit costs incurred by expanding our field sales team in order to support the growth of U.S product sales, as well as higher commissions paid in the U.S. as a result of increased product sales in the three and nine months ended September 30, 2007. The number of our direct sales representatives increased from 70 at September 30, 2006 to 82 at September 30, 2007. Selling and marketing expenses for the three and nine months ended September 30, 2007 included non-cash employee compensation expense of $93,952 and $257,406, respectively, as compared to $146,460 and $439,404 for the three and nine months ended September 30, 2006, respectively, relating to stock options and restricted stock units awarded to employees. Selling & marketing expenses for the three and nine months ended September 30, 2007 were reduced by non-cash fair value adjustments of $110,730 and $758,683, respectively, for our fully-vested non-employee consultant stock options outstanding, as compared to a reduction of $697,343 and $618,782 for the three and nine months ended September 30, 2006, respectively. Amounts for selling & marketing expenses were equivalent to 55% and 58% of product sales for the three months ended September 30, 2007 and 2006, respectively. Amounts for selling & marketing expenses were equivalent to 56% and 62% of product sales for the nine months ended September 30, 2007 and 2006, respectively.

Research & development expenses decreased to $1,127,365 and $4,539,093 for the three and nine months ended September 30, 2007, respectively, from $1,751,927 and $6,676,910 for the same periods in 2006. The 36% and 32% decreases for the three and nine months ended September 30, 2007, as compared to the corresponding periods in 2006, primarily was due to lower costs associated with product development and our CORTOSS clinical trial in the U.S. Research & development expenses were equivalent to 8% and 16%, respectively, of product sales for the three months ended September 30, 2007 and 2006. Research & development expenses were equivalent to 11% and 20% of product sales for the nine months ended September 30, 2007 and 2006, respectively.

Net other income (expense). Net other income (expense) included a charge for the revenue interest obligation repurchase, a gain on an asset sale, interest income, interest expense, and revenue interest expense. We recorded $16,653,046 and $16,541,408 of net other expense for the three and nine months ended September 30, 2007, respectively, as compared to net other expense of $156,459 and $364,349 for the three and nine months ended September 30, 2006, respectively. The increase in net other expense for the three and nine month periods, as compared to the corresponding periods in 2006, is primarily a result of the charge for the revenue interest obligation repurchase.

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

As of September 30, 2007 and December 31, 2006, our total exposure to foreign currency risk in U.S. dollar terms was approximately $3,001,000 and $2,350,000, or 3.3% and 3.8% of our total assets, respectively. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $300,100 at September 30, 2007 and $235,000 at December 31, 2006.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of September 30, 2007 and December 31, 2006, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2007 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

ORTHOVITA, INC.
(Registrant)

November 6, 2007	By:	/s/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President (Principal executive officer)

November 6, 2007	By:	/s/ ALBERT J. PAVUCEK, JR.
Albert J. Pavucek, Jr.
Chief Financial Officer (Principal financial and accounting officer)