Form 10-K
period 2007-12-31
ORTHOVITA INC
filed 2008-03-17
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2007

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

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $184,236,603 as of June 30, 2007 (For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2007, (b) all directors of the registrant as of June 30, 2007 and (c) each shareholder that informed the registrant that as of June 30, 2007 it was the beneficial owner of 10% or more of the outstanding common stock of the registrant).

As of March 7, 2008, there were 75,821,894 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Orthovita, Inc.’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders (to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K) are incorporated into Part III of this annual report on Form 10-K by reference.

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

GENERAL DEVELOPMENT OF OUR BUSINESS

We are a spine and orthopedic biosurgery company with proprietary biomaterials and biologic technologies for the development and commercialization of synthetic, biologically active, tissue engineering products. We develop and market synthetic-based biomaterial products for use in spine surgery, the repair of fractures and a broad range of clinical needs in the trauma, joint reconstruction, revision and extremities markets. We also market accessories and delivery products that complement our biomaterials platforms.

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

In addition, we employ in-house research and development in support of biomaterial and biologic technology platforms. We also work jointly with Kensey Nash Corporation (“Kensey”) to develop and commercialize synthetic-based biomaterial products, and we market VITAGEL under a license granted by Angiotech Pharmaceuticals (U.S.), Inc. (collectively with its affiliates and parent company Angiotech Pharmaceuticals, Inc., “Angiotech”), and we continue to pursue similar relationships with other biomaterials companies.

We incorporated in Pennsylvania in 1992 and maintain a branch operation in Belgium, as well as a wholly-owned subsidiary incorporated in Delaware to hold certain intangible properties and a wholly-owned subsidiary incorporated in Pennsylvania for certain non-U.S. sales activities.

Kensey Agreement

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize certain biomaterials-based products based upon our VITOSS platform. The new products developed under this agreement are based on our internally developed, proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. To date, the products covered by the Kensey agreement for which we have received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) are our VITOSS FOAM and Bioactive

VITOSS FOAM products.

Kensey has the exclusive right to manufacture any approved or cleared jointly developed product under the agreement, and we market and sell the product worldwide. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product and make royalty payments to Kensey based on the net sales of such product. These rights and obligations extend until at least February 2024 for our Bioactive VITOSS FOAM product, and until February 2014 for our other products under the VITOSS FOAM product platform.

Approximately 61% of our product sales during the year ended December 31, 2007 was from products based upon our VITOSS FOAM platform co-developed with Kensey.

Angiotech Agreements

In June 2004, we entered into a Distribution Agreement with Angiotech to distribute to surgical customers throughout North America the CoStasis® composite liquid hemostat (which we re-branded as VITAGEL Surgical Hemostat) and the CELLPAKER® plasma collection system used in conjunction with VITAGEL. The Distribution Agreement required us to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Effective September 30, 2005, the Distribution Agreement was amended to provide for the transition of product and accessory manufacturing responsibility from Angiotech to us. The amendment also changed the royalty rate payable by us to Angiotech and modified the method for calculating net sales of such products. When Angiotech decided to cease the manufacture of VITAGEL and CELLPAKER, we purchased all available existing VITAGEL and CELLPAKER products, accessories and work-in-process from Angiotech in October 2005 for $1,800,000. On June 16, 2006, we obtained pre-market approval (“PMA”) from the FDA to sell VITAGEL manufactured at our Malvern, Pennsylvania facility (the “VITAGEL PMA”). After receiving the VITAGEL PMA, we started manufacturing VITAGEL in July 2006, and in August 2006 we commenced selling VITAGEL first manufactured since obtaining the VITAGEL PMA. In addition, we had previously manufactured under the VITAGEL PMA three lots of VITAGEL that became available for sale in late June 2006. In January 2007, we obtained approval from the FDA for a PMA supplement which enables us to sell CELLPAKER manufactured by our subcontractor’s facility. Effective January 1, 2006, we entered into a License Agreement with Angiotech pursuant to which Angiotech licensed VITAGEL products and the CELLPAKER plasma collection system to us and we assumed manufacturing responsibility for these products. The Distribution Agreement described above served as the basis for the establishment of the License Agreement. In accordance with its terms, the Distribution Agreement terminated in the first quarter of 2007 upon completion of the sale of all VITAGEL and CELLPAKER inventory products that we purchased from Angiotech in October 2005. Until December 29, 2006, we paid royalties on sales of the VITAGEL and CELLPAKER inventory that we purchased from Angiotech in October 2005 in accordance with the terms of the Distribution Agreement.

On December 29, 2006, pursuant to a Royalty Sale Agreement with Angiotech, we purchased the profit-sharing royalty rights for VITAGEL and CELLPAKER products under the License Agreement for $9,000,000 in cash. As amortization of the $9,000,000 royalty prepayment, we recorded non-cash amortization expense of $850,000 in 2007, and anticipate that we will record an annual non-cash amortization expense of at least $850,000 in each year thereafter through July 31, 2017.

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

VITOMATRIX Supply Agreement

In August 2002, we entered into a supply agreement with BioMimetic Therapeutics, Inc. that enables BioMimetic to use its recombinant human platelet derived growth factor (“rhPDGF”) in combination with our proprietary VITOMATRIX™ particulate synthetic scaffold biomaterial, which we produce in the same process used to manufacture VITOSS. Under the agreement, we supply our proprietary beta tricalcium phosphate biomaterial to BioMimetic for its clinical and commercial use in conjunction with its rhPDGF. The agreement provides that BioMimetic may market and sell the combined product in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets. In January 2008, in connection with the sale of its dental business to Luitpold Pharmaceuticals, Inc., BioMimetic assigned its rights and obligations under the supply agreement to Luitpold. Accordingly, we will supply VITOMATRIX to Luitpold in accordance with the terms of the supply agreement.

Other Sales and Corporate Information

We market and sell our VITOSS products, the IMBIBE® Bone Marrow Aspiration and Delivery Devices (used with VITOSS) and VITAGEL and CELLPAKER products through a U.S. field sales network of direct sales representatives and independent distributors that we began to assemble in June 2003. As of December 31, 2007, we had approximately 83 direct sales representatives and arrangements with approximately 30 independent distributors that we utilize to market our products. We continue to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent distributor coverage or the territories are underserved. Outside of the U.S., we primarily utilize a network of independent stocking distributors to market VITOSS, CORTOSS and the ALIQUOT® Delivery System (a system designed to facilitate effective delivery of our CORTOSS product), and VITAGEL and CELLPAKER products.

Information regarding our product sales by geographic markets for the years ended December 31, 2007, 2006 and 2005 are included in Note 12 (Product Sales) to the consolidated financial statements, which is included elsewhere in our report on Form 10-K.

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

OUR PRODUCTS AND PRODUCT CANDIDATES

As further discussed below under the caption “Government Regulation,” our products and product candidates are subject to extensive regulation as medical devices by the FDA, regulatory authorities in Europe and regulatory authorities in other jurisdictions. In the EU, we have selected KEMA as our notified body (our “Notified Body”) under the Medical Devices Directive (“MDD”). Product approval or clearance applications for our products must be supported by valid scientific evidence, and may require clinical trial data, to demonstrate the safety and effectiveness of the products.

VITOSS Bone Graft Substitute

VITOSS Blocks and Morsels	FDA 510(k) cleared December 2000 Approved in European Union July 2000

VITOSS Micro and Macro Morsels	FDA 510(k) cleared December 2000 Approved in European Union July 2003

VITOSS Standard and Micro Canisters	FDA 510(k) cleared November 2003 Approved in European Union July 2003

VITOSS FOAM Product Platform, including:	FDA 510(k) cleared December 2003 Approved in European Union May 2005

VITOSS FOAM Strips and Cylinders VITOSS FOAM Flow VITOSS FOAM Shapes VITOSS FOAM Pack

Bioactive VITOSS FOAM	FDA 510(k) cleared September 2007

VITOSS is an ultra-porous resorbable beta-tricalcium phosphate bone void filler used to help the body guide the three-dimensional regeneration of the patient’s own bone. We launched VITOSS in the U.S. and the EU in 2001 and have sold approximately 200,000 units through December 31, 2007. VITOSS’s ultra-porosity allows it to soak and hold its own volume in blood and bone marrow aspirate and has been shown to perform well in an array of applications in the spine, extremities and pelvis, such as spinal grafting and the treatment of bone defects due to trauma, degenerative disease and tumors. VITOSS integrates well into existing bone and allows for bone in-growth and maturation. VITOSS, the VITOSS FOAM products and the Bioactive VITOSS FOAM products are covered by issued and pending U.S. and foreign patents.

Since the initial U.S. regulatory clearance and subsequent product launch in mid-2001, we have developed and are developing a number of new VITOSS-based products and related delivery devices that are designed to expand the market for our VITOSS products by broadening the range of surgical indications and by addressing additional surgeon preferences and needs. In 2003, we entered into a development, manufacturing and supply agreement with Kensey, which led to the development and launch of the VITOSS FOAM product platform. The VITOSS FOAM products combine our base VITOSS technology with Kensey’s proprietary resorbable biomaterials to produce a wide array of pliant, flexible, flowable and compression resistant bone graft materials. The VITOSS FOAM products have the ability to soak and hold their own volume in blood and bone marrow aspirate while retaining these biological fluids in pliable and compression resistant forms. These forms can be designed into specific shapes and material characteristics to meet a surgeon’s need for handling and delivery in a variety of surgical approaches and applications. We launched our Bioactive VITOSS FOAM product as part of a controlled rollout in the first quarter of 2008, and expect to fully launch the product during the second quarter of 2008. In addition to our proprietary VITOSS beta-tricalcium phosphate bone graft substitute and Kensey’s proprietary resorbable biomaterials, VITOSS Bioactive FOAM also contains ours proprietary combeite bioactive glass.

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

Disadvantages of allograft bone include the possibility of disease transmission, antigenic response and quality variability from donor to donor. VITOSS is a synthetic beta-tricalcium phosphate material without these possible disadvantages.

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

Dental, Periodontal, Oral and Cranio-Maxillofacial. In August 2002, we entered into a supply agreement with BioMimetic Therapeutics, Inc. for our proprietary VITOMATRIX particulate synthetic scaffold biomaterial, which we produce in the same process used to manufacture VITOSS. In January 2008, in connection with the sale of its dental business to Luitpold Pharmaceuticals, Inc., BioMimetic assigned its rights and obligations under the supply agreement to Luitpold. Under the agreement, we supply our proprietary beta tricalcium phosphate biomaterial to Luitpold for its clinical and commercial use in combination with rhPDGF. Luitpold markets the combined product in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets through its Osteohealth Company division.

Bone Marrow Aspiration System with IMBIBE Needles, Syringes and IMBIBE Disposable Delivery Instrumentation, used with VITOSS

Bone Marrow Aspiration Needle	FDA 510(k) cleared – June 2005

Bone Marrow Aspiration Syringe	FDA 510(k)s cleared September 2001 and March 2003 Approved in European Union September 2004

Disposable Delivery Funnel	Class I exempt device (see Government Regulation below) Approved in European Union September 2004

Disposable Delivery Tube	Class I exempt device (see Government Regulation below) Approved in European Union January 2005

The disposable IMBIBE devices provide spine and orthopedic surgeons with a simple method for harvesting a patient’s own bone marrow, mixing it with VITOSS, and delivering the mixture to the bone graft site. We believe IMBIBE, when used together with VITOSS, will provide greater flexibility and options for surgeons. IMBIBE is covered by a U.S. issued patent.

VITAGEL Surgical Hemostat and Accessories

VITAGEL Surgical Hemostat	PMA approved, distribution rights initially obtained June 2004 Approved in European Union July 2007 (See Government Regulation below)

CELLPAKER Plasma Collection System	PMA approved, distribution rights initially obtained June 2004 Approved in European Union July 2007 (See Government Regulation below)

Malleable Extended Applicator	PMA approved, distribution rights obtained June 2004 Approved in European Union July 2007 (See Government Regulation below)

Laparoscopic Extended Applicator	PMA approved, U.S. distribution rights obtained June 2004 Approved in European Union July 2007 (See Government Regulation below)

VITAGEL Spray Set	FDA 510(k) cleared October 2005 Approved in European Union July 2007

VITAGEL is an FDA-approved, CE-marked composite liquid hemostat that combines the biomaterials bovine thrombin and bovine collagen with the patient’s autologous plasma. When applied to the surgical site, VITAGEL creates a safe adherent matrix and an impermeable barrier to blood flow. VITAGEL has been marketed to general surgeons and is applicable in the spine, hip and knee replacement surgery markets, where bleeding is a significant complication for many routine surgeries. After initially obtaining the right to sell CoStasis from Angiotech in June 2004, we rebranded CoStasis as VITAGEL Surgical Hemostat in January 2005 with CELLPAKER accessories, and relaunched the product in the U.S. within our existing orthopedics and spine-based sales channel, utilizing the same marketing strategy that we use for all of our VITOSS-related products. This strategy provides our sales network additional functional biomaterial products to offer to customers. During the first half of 2006, we launched the VITAGEL Spray Set in the U.S. We obtained the CE Mark for VITAGEL, CELLPAKER and related accessories in July 2007 and launched these products in the European Union in the first quarter of 2008. VITAGEL and CELLPAKER are covered by U.S. and foreign issued patents owned by our licensor Angiotech.

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

CORTOSS’s simple mix-on-demand delivery system design allows for minimum waste and maximum ease of use and flexibility for the surgeon. CORTOSS is an injectable material that is delivered through a pre-filled, unit dose, disposable cartridge. Delivery of CORTOSS to the surgical site may be started and stopped for a prolonged period of time throughout the surgical procedure as polymerization is initiated only when CORTOSS is expressed through its static mix-tip. The polymerization is a self-setting reaction that causes CORTOSS to harden within minutes. CORTOSS provides two stages of fixation: immediate mechanical interlock into porous bone, followed by intimate bone growth over time along the contours of its surface. CORTOSS is covered by several U.S. issued patents and other U.S. and foreign patent applications are pending.

We received CE Certification for CORTOSS for use in screw augmentation procedures in October 2001 in the EU and regulatory approval in March 2001 in Australia, which enables us to sell CORTOSS in these territories as well as in other countries that have adopted the EU’s regulatory standards. Screw augmentation is a procedure for securing the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. We successfully completed post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. In addition, during January 2003, we received CE Certification in the EU to market CORTOSS for vertebral augmentation of VCFs of the spine. Vertebral augmentation of VCFs is a procedure for repairing fractured vertebrae that can be performed on an outpatient or short-stay basis. We have sold approximately 10,000 units of CORTOSS through December 31, 2007. During 2003 and 2004, we completed patient enrollment of two FDA-approved IDE pilot clinical studies in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the vertebroplasty and kyphoplasty surgical techniques, respectively. The two pilot studies were completed in 2007. Both surgical techniques involve the injection of a self-setting material into the vertebral body to provide internal fixation of the VCF. Upon FDA review of the vertebroplasty pilot clinical data, we received approval from the FDA to begin patient enrollment in a prospective, randomized controlled pivotal phase of that clinical study. See “GOVERNMENT REGULATION – CORTOSS” below for more information about the design of the pivotal study. The pivotal study was fully enrolled as of February 21, 2007 with 162 CORTOSS patients and 94 polymethylmethacrylate (“PMMA”) patients. Patients will be followed at predetermined intervals and annually until the 24-month post-procedure period for the last-enrolled patient, which is scheduled to occur in February 2009. In January 2008, we submitted to the FDA a 510(k) application for the use of CORTOSS in vertebral augmentation (see GOVERNMENT REGULATION below). FDA clearance of CORTOSS would permit Orthovita to market and sell the material in the United States.

Vertebral Augmentation of VCFs. We estimate there are approximately 700,000 patients in the U.S. with VCFs caused by osteoporotic bone or bone cancer resulting in severe pain and immobility. Of these, we believe approximately 260,000 fractures are diagnosed. The traditional treatments, e.g., bed rest, bracing, narcotics or anesthetic injections, do not address the underlying fracture. Vertebral augmentation of VCFs has been reported to provide early pain relief in over 90% of osteoporotic patients. Early relief of pain provided by vertebral augmentation of VCFs enables patients to maintain better functional capacity. Functional capacity, in turn, is believed to be directly related to the ability to live independently and unassisted. We are not aware of any product that has received FDA approval or CE Certification for use in this procedure on the basis of prospective, controlled clinical data. However, since 2004, several versions of PMMA bone cement have been 510(k) cleared by the FDA. We believe CORTOSS may have several advantages over PMMA in vertebral augmentation of VCFs, such as its lower temperature setting that reduces the risk of tissue necrosis associated with PMMA, its higher compression strength and its ability to be mixed on demand. In addition, unlike PMMA, CORTOSS does not release volatile free unreacted methylmethacrylate monomer into the patient’s body. Published data reports that monomer release has been shown to cause a variety of cardiopulmonary complications such as hypotension and emboli in the lungs and brain. Although these documented complications may be rare, they are severe adverse events when they occur.

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

ALIQUOT Delivery System

Our ALIQUOT Delivery System facilitates delivery of materials to bony sites, including delivery of our CORTOSS product directly to the surgical site. A coaxial system of catheter and syringe dispenser is designed to assure effective delivery of material in vertebral augmentation of VCFs and screw augmentation procedures. During the second quarter of 2002, we received CE Certification from our Notified Body for certain ALIQUOT kit configurations. The ALIQUOT system was used as part of our European multi-center prospective clinical study for CORTOSS in vertebral augmentation of VCFs and was used in the U.S. clinical studies for CORTOSS in vertebral augmentation of VCFs. In February 2008, we submitted to the FDA a 510(k) application for the use of certain ALIQUOT kit configurations in the delivery of bone augmentation material or bone cement legally cleared for use in orthopedic procedures such as for the treatment of compression fractures of a vertebral body. ALIQUOT is covered by issued and pending U.S. and foreign patents.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in this report for a discussion of significant contractual arrangements relating to (i) our joint product development and commercialization arrangement with Kensey, (ii) our supply, asset purchase and technology licensing arrangement with Allergan, and, (iii) our senior secured note facility with LB I Group Inc.

OUR RESEARCH & DEVELOPMENT

We employ the disciplines of composites engineering, polymer science, biologics processing, solution chemistry and nanoparticulate ceramic glass science to create our bio-surgery materials technology platforms. We then utilize biomaterials and biologic technologies developed, co-developed or licensed by us to commercialize bio-surgery products for spine and orthopedic surgical applications. Patents have been issued and additional patent applications have been filed to protect our key biomaterial developments. See “Patents and Proprietary Intellectual Property” below for additional information. We incurred approximately $6,435,000, $8,472,000 and $7,167,000 in research and development expenses in 2007, 2006 and 2005, respectively.

PATENTS AND PROPRIETARY INTELLECTUAL PROPERTY

Our strategy is to seek protection for our product technologies and manufacturing methods through the use of U.S. and foreign patents. We have filed or intend to file applications as appropriate for patents covering our technologies, products and processes. As of the date of this filing, certain of the products that we have developed and marketed are covered by one or more of our twenty issued U.S. patents, sixteen pending U.S. patent applications and numerous counterparts of certain of these patents and pending patent applications outside the U.S., including Canada, Europe, Mexico and Japan. Our issued patents are set to expire between 2015 and 2021.

MANUFACTURING AND PRODUCT SUPPLY

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with current FDA Quality System Regulations, EU Medical Devices Directive, International Organization for Standardization (“ISO”) 9000 Series standards, ISO 13485/European Norm (“EN”) 13485 and equivalent requirements.

In-House Manufacturing. Our 24,800-square foot VITOSS, VITAGEL and CORTOSS manufacturing facilities that produce our commercial products are leased through July 2012 and are certified as meeting the requirements of ISO 9000: 2000 and EN 13485 for the period July 1, 2006 through July 1, 2009. These facilities are subject to inspection by the FDA for compliance with FDA device manufacture requirements. We believe our existing manufacturing facilities have the capacity to meet our commercial needs into 2010. In the fourth quarter of 2006, we commenced renovations at sites we currently lease to expand our capacity to manufacture our products. We expect to complete these renovations and submit a PMA supplement with the FDA for this renovated facility in the second quarter of 2008. We also have plans to start processing collagen for VITAGEL in-house within the next two years since our supplier of collagen for VITAGEL notified us in 2007 of its intent to shut down its collagen-processing facility and cease supplying us with this collagen raw material (see – Raw Materials Supply below). We accordingly commenced additional renovations in the first quarter of 2008 at sites we currently lease to establish a 10,700-square foot facility to process collagen used in the manufacture of our VITAGEL product. We expect to complete these renovations by the first quarter of 2009 and to submit a PMA supplement with the FDA for this renovated facility in the second quarter of 2009. We cannot market commercial products made at these facilities until any requisite PMA supplements have been approved by the FDA (see “GOVERNMENT REGULATION” below).

Third Party Manufacturers. We are manufacturing CELLPAKER, IMBIBE and ALIQUOT through outside third-party contract manufacturers. Our VITOSS is converted to VITOSS FOAM and Bioactive VITOSS FOAM by Kensey, our development partner under a long term supply agreement. Our third-party manufacturers are regulated by government agencies and are required to be ISO 9001/EN 13485 certified or otherwise meet our quality system requirements (See “GOVERNMENT REGULATION” below).

Raw Materials Supply. Our ability to manufacture our products is dependent on a limited number of specialty suppliers of certain raw materials.

In November 2007, we entered into a supply and license agreement with Allergan, Inc. and Allergan Sales, LLC (collectively, “Allergan”) to acquire raw material, equipment and a technology license from Allergan for an aggregate purchase price of approximately $6.6 million in cash. We expect to make the purchase price payment in a lump sum on or about October 31, 2008. The raw material, equipment and license to be acquired from Allergan relate primarily to the production of our VITAGEL product. Under the agreement, Allergan will manufacture and supply specified quantities of collagen to us no later than October 31, 2008. These quantities are in addition to collagen supplied by Allergan to us in the fourth quarter of 2007 under a prior supply arrangement. Additionally, under the supply and license agreement, Allergan agreed to sell us certain collagen production and test equipment and grant us a non-exclusive, perpetual, royalty-free, irrevocable license to certain collagen production process technology and know-how. The license rights are limited to certain uses, including those related to the processing and production of collagen for surgical hemostats. We expect delivery of all of the equipment by the fourth quarter of 2008 and to commence in-house processing of collagen for VITAGEL by the first quarter of 2009. However, we must receive the requisite regulatory approvals for a collagen processing facility before we may sell VITAGEL containing collagen processed at a new facility. We do not expect to receive any such approval prior to 2010. We believe the strategic collagen reserve for VITAGEL to be acquired under the supply and license agreement will be sufficient to meet our needs for VITAGEL through the first half of 2010.

We also have a supply agreement with Kensey for bovine collagen used in our VITOSS FOAM and Bioactive VITOSS FOAM product lines.

We do not have any other supply agreements for raw materials. The failure of any supplier to continue to provide us with materials at a price or quality acceptable to us, or at all, or our inability to find an alternative supplier with acceptable prices and quality, would have a material adverse effect on our ability to manufacture our products.

SALES AND MARKETING

In June 2003, we began to assemble a U.S. field sales network of direct sales representatives and independent non-stocking distributors who now market VITOSS, VITAGEL, CELLPAKER and IMBIBE. We continually seek to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent distributor coverage or the territories are underserved. Outside of the U.S., we primarily utilize a network of independent, stocking distributors to market VITOSS, CORTOSS, ALIQUOT, VITAGEL and CELLPAKER.

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

We believe VITOSS faces competition from numerous synthetic, bone morphogenic proteins (BMPs) and cadaver-based products, such as demineralized bone matrix (DBM) products, currently on the market that may be used for the same indications as our products as well as other products and technologies that may enter the market in the future. In 2004, lumbar total disc replacement (TDR) devices were introduced in the spinal market as a treatment alternative for degenerative disc disease designed to preserve the motion of the vertebrae of the spine. However, we believe that several factors may mitigate against the broad use of lumbar TDR devices, including the need for surgeon training, the high level of surgeon technical skills required, surgeon concern regarding the challenges of TDR revision surgery should that become necessary due to loosening or subsidence of the device over time, and procedure reimbursement. In 2007, cervical TDR devices were introduced in the spine market. As they may require a lower level of surgical technical skill than lumbar TDR devices, cervical TDR devices could become more widely adopted than lumbar TDR devices. TDR devices, particularly cervical TDR devices, could negatively impact the spinal fusion market which could in turn adversely impact the use of VITOSS in spine grafting procedures. It is too early to estimate the rate at which the market will ultimately adopt this or comparable technology as a treatment alternative or its resulting impact on our products.

VITAGEL is approved by the FDA as a surgical hemostat where bleeding may be a significant complication for many routine surgeries. As such, VITAGEL can be marketed broadly to general surgeons and is applicable in the spine, hip and knee replacement surgery markets. VITAGEL faces competition from several more established surgical hemostat products marketed by other companies with substantially greater resources than us. However, we believe VITAGEL offers unique advantages in comparison to these other products in terms of VITAGEL’s quick and easy preparation for use, as well as its use of the patient’s autologous plasma instead of pooled donated human plasma as is the case with the leading products in the market. In 2008, recombinant human thrombin was approved for sale in the U.S. We believe that recombinant human thrombin will be positioned as an improvement to bovine-derived thrombin, a raw material in our VITAGEL product, which could adversely affect our sales of VITAGEL. It is too early to estimate the effect of this new technology on our VITAGEL product. If management believes this effect to be material and adverse to our VITAGEL sales, it will consider alternative formulations of VITAGEL and the regulatory approvals that may be required for any such alternative formulations.

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

GOVERNMENT REGULATION

In order to market our products, we must apply for, be granted and maintain all necessary regulatory approvals, clearances and certifications. In addition, we must comply with all regulatory requirements in each applicable jurisdiction. We have received 510(k) regulatory clearance in the U.S. from the FDA in December 2000, and CE Certification in the EU from our Notified Body in July 2000, for VITOSS. We also received regulatory approval to sell VITOSS in Australia and Canada in March 2001 and June 2004, respectively. The CE Certification permits us to sell our approved products in all of the countries of the EU as well as in other countries, such as Switzerland and Israel, that have mutual recognition agreements with the EU or have adopted the EU’s regulatory standards. We received 510(k) regulatory clearance for VITOSS Canisters and VITOSS FOAM in November and December 2003, respectively, in the U.S. from the FDA. We received 510(k) regulatory clearance for Bioactive VITOSS FOAM in September 2007. In September 2001 and June 2005, we received 510(k) regulatory clearance in the U.S. from the FDA to market our IMBIBE product for use as a bone marrow aspiration syringe and needle, respectively. In July 2007, we received CE Certification for VITAGEL and CELLPAKER, which products are covered by PMA approvals from the FDA obtained by our licensor of such products.

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

During 2003 and 2004, we completed patient enrollment of two FDA-approved IDE pilot clinical studies in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the vertebroplasty and kyphoplasty surgical techniques, respectively. The two pilot studies were completed in the third quarter of 2007. Both surgical techniques involve the injection of a self-setting material into the vertebral body to provide internal fixation of the VCF. Upon FDA review of the vertebroplasty pilot clinical data, we received approval from the FDA to begin patient enrollment in a prospective, randomized controlled pivotal phase of that clinical study. The study design was subsequently amended and approved by the FDA in August 2004 to allow the comparison of CORTOSS to a treatment arm using PMMA bone cement instead of a non-treatment arm consisting of conservative care and pain management. In February 2007, we completed enrollment of the pivotal CORTOSS study, which was conducted under an FDA Investigational Device Exemption (IDE). A total of 256 patients were enrolled in the pivotal study with a randomization of approximately 2:1 (162 patients treated using CORTOSS and 94 patients treated using a PMMA bone cement) at 22 sites. Patients will be followed at predetermined intervals and annually until the 24-month post-procedure period for the last-enrolled patient, which is scheduled to occur in February 2009. In January 2008, we submitted to the FDA a 510(k) application for the use of CORTOSS in vertebral augmentation. FDA clearance of CORTOSS would permit Orthovita to market and sell the material in the United States.

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

Europe

In order to sell our products within the EU, we are required to achieve compliance with the requirements of the MDD and affix a CE Mark on our products to attest such compliance. To achieve this, our products must meet the “essential requirements” defined under the MDD relating to safety and performance and we must successfully undergo a verification of our regulatory compliance (“conformity assessment”) by an independent Notified Body. We have selected KEMA as our “Notified Body.” The nature of the conformity assessment will depend on the regulatory class of our products. Under European law, our products, other than IMBIBE and ALIQUOT (which are Class I – sterile and Class II-A, respectively), are likely to be in Class III. In the case of Class III products, we must (as a result of the regulatory structure which we have elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD and demonstrated by compliance with EN 13485:2003. We are certified as meeting the requirements of ISO 9001: 2000 and EN 13485 for the period July 1, 2006 through July 1, 2009. Our Notified Body has audited our quality system and determined that it meets the requirements of the MDD. In addition, the Notified Body must approve the specific design of each device in Class III, IIa and IIb. As part of the design approval process, the Notified Body must also verify that the products comply with the essential requirements of the MDD. In order to comply with these requirements, we must, among other things, complete a risk analysis and may be required to present clinical data. The clinical data presented by us must provide evidence that the products meet the performance specifications claimed by us, provide sufficient evidence of adequate assessment of unwanted side effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. We are subject to continued surveillance by the Notified Body and are required to report any serious adverse incidents to the appropriate authorities. The decision of the Notified Body is valid for a maximum of five years but may be extended by application for additional five year periods. We also are required to comply with additional national requirements that are outside of the scope of the MDD. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

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

PRODUCT LIABILITY AND INSURANCE

We manufacture medical devices used on patients in surgery, and we may be subject to product liability lawsuits. We have experienced two product liability claims to date, which we have successfully resolved. There can be no assurance that other product liability claims will not be asserted against us in the future. Under certain of our agreements with our independent distributors and hospital customers, we provide indemnification from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $10,000,000, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award.

EMPLOYEES

As of December 31, 2007, we had 221 full-time employees, with 112 employees at our Malvern, Pennsylvania headquarters, 101 employees throughout the U.S. and 8 employees in Europe. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

If our current products are not commercially successful, or if we do not increase our product portfolio and successfully commercialize new products, our operating results will be impaired and our viability will be jeopardized.

We are highly dependent on successfully selling our products for which we have received regulatory approval or clearance. To date, we have regulatory clearance or approval to market VITOSS, IMBIBE, VITAGEL and CELLPAKER in the United States. We have also received regulatory clearance or approval to market VITOSS, CORTOSS, ALIQUOT, VITAGEL and CELLPAKER for specified uses in the European Union and countries adhering to the regulatory standards of the European Union, and in Australia for VITOSS, CORTOSS and ALIQUOT. Revenues generated from sales of our approved or cleared products in their approved territories have not been and in the future may not be sufficient to fund operations. There is no assurance that we can increase our product portfolio or that any additional products will be commercially successful and generate revenues sufficient to enable us to fund operations. In particular, if our CORTOSS product is not cleared for marketing in the United States or does not become commercially successful, our long-term viability may be jeopardized. In January 2008, we submitted to the FDA a 510(k) application for the use of CORTOSS in vertebral augmentation but cannot guarantee if or when we will receive FDA clearance of CORTOSS. FDA clearance of CORTOSS would permit us to market and sell the material in the United States.

Certain factors that may also limit our ability to increase sales include:

•	the ability of our direct sales representatives to develop and retain a customer base and compete effectively with larger sales forces offering more extensive product portfolios;

•	our dependence in certain geographical areas on the efforts of independent agents and distributors over which we have limited control to promote the use of our products;

•	the introduction of new products based upon competing technologies into the market by competing orthopedic and other companies;

•	our dependence on the continued publication of independent pre-clinical and clinical data to support the use of our products;

•	our need to educate and train a sufficient number of surgeons to create demand for our products; and

•	the need for payors to authorize insurance reimbursement for procedures using our products.

Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. Surgeons will not use our products unless they determine, based on experience, clinical data and recommendations from prominent surgeons and mentors that our products are safe and effective. Our products are based on newer technologies and compete with more established treatments currently accepted as the standards of care. The attributes of some of our products may require some changes in surgical techniques that have become standard within the medical community, and there may be resistance to change. Therefore, for these products, we must be able to convince surgeons who currently favor existing techniques to switch to new procedures that would use our products. Many surgeons will not purchase our products until there is sufficient, long-term clinical evidence to convince them to alter their existing treatment methods. In addition, surgeons may be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement for our products. Any failure to gain market acceptance of our products could result in lower sales and our inability to become profitable.

If our losses continue in the long term, they could limit our growth in the orthopedic industry and jeopardize our viability.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our securities. In December 2005, we raised an aggregate of approximately $12,900,000 in net proceeds from the sale of 4,318,182 shares of our common stock to institutional investors. In November and December 2006, we raised approximately $26,600,000 in net proceeds from the sale of 8,819,128 shares of our Common Stock to institutional investors. In July 2007, we sold 12,317,066 shares of our common stock for net proceeds of approximately $32,200,000. In addition, in July 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc., under which we have issued $25,000,000 of our 10% senior secured notes due July 30, 2012. We believe our existing cash, cash equivalents, and investments of $48,407,888 as of December 31, 2007 will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. To date, we have not been profitable. We have incurred substantial operating losses since our inception and at December 31, 2007, had an accumulated deficit of $165,919,937. These losses have resulted principally from:

•	the development and patenting of our technologies;

•	pre-clinical and clinical studies;

•	preparation of submissions to the FDA and foreign regulatory bodies;

•	the development of manufacturing, sales and marketing capabilities; and

•	the repurchase of Royalty Trust’s revenue interest.

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

The data from our pivotal CORTOSS trial may not be sufficient or sufficiently supportive, which may delay or preclude FDA clearance for commercial distribution of this product.

The FDA granted approval to conduct our pivotal trial for CORTOSS in November 2003. In this trial we are studying CORTOSS for use in vertebral augmentation. We began enrollment in 2004 and completed enrollment in the first quarter of 2007. In January 2008, we submitted a 510(k) application for the use of CORTOSS in vertebral augmentation. The protocol for the trial contemplates a 24-month follow up period for each patient, but the data included in our 510(k) submission does not include 24-month follow-up data for all enrolled patients. Accordingly, the FDA may require that we complete the 24-month follow-up period for all enrolled patients and provide relevant data as part of our 510(k) submission. This requirement would delay any clearance of CORTOSS. In addition, the completion of our pivotal trial and submission package for CORTOSS may be delayed or terminated for other reasons, including, but not limited to:

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

•

changes in laws, governmental regulations, administrative actions, or the general regulatory climate affecting either all medical devices or those designed for the spine industry, force us to modify the conduct of our trials or otherwise create unexpected burdens;

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

We have assembled a field sales network of direct sales representatives and independent non-stocking distributors in the U.S. to market VITOSS, VITAGEL, CELLPAKER and IMBIBE. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS, ALIQUOT, VITAGEL and CELLPAKER. We seek to strengthen our field sales network through the addition of direct sales representatives in those U.S. territories where either we do not have independent distributor coverage or the territories are underserved. We are dependent upon our direct sales representatives and distributors for the sale of our products. Any failure to maintain and effectively manage our distribution network will impair our ability to generate additional sales and become profitable.

In an effort to further grow our sales, we continue to build our sales management team and add direct sales representatives to our organization for certain open or underserved territories in the U.S. The addition of direct sales representatives will increase our operating expenses. Furthermore, there is no assurance that adding direct sales representatives will improve sales or that our direct sales representatives will be successful in generating sufficient sales to cover the cost of supporting their sales activities. There is no assurance that we will be able to attract and retain qualified personnel to market or sell our products or that we will successfully manage this type of sales and distribution method.

There can be no assurance that our distributors will perform effectively their obligations in their respective territories as expected, or that we will continue to derive any revenue from these arrangements. We cannot assure that our interests will continue to coincide with those of our distributors. In addition, we cannot assure that our distributors will not develop independently, or with other companies, competitive products.

The independent U.S. distributors selling VITOSS generally sell products for other orthopedic companies. A single distributor may sell VITOSS, as well as hardware manufactured by other orthopedic companies consisting of metal plates, screws and titanium spinal cages, to end user hospitals. Our sales could be adversely affected if, for any reason, one or more of our successful distributors lost their hardware product line provided by other orthopedic companies since VITOSS is typically sold with such hardware products. Additionally, our independent distributors may be unwilling to carry or unable to effectively sell VITOSS as a result of the introduction of new products based upon other technologies that could compete with VITOSS. Our sales could be adversely affected if one or more of our successful distributors eliminated VITOSS from its product line for any other reason or terminated its arrangement with us. Our sales could also be adversely affected if our independent distributors become concerned that their arrangements with us could be eliminated as a result of another company’s offer or threat to acquire us. The complete product line represented by the distributors, including our products, is an important factor in the distributors’ ability to penetrate the markets for our products. Accordingly, our ability to penetrate the markets that we serve or intend to serve is highly dependent upon the quality and breadth of the other product lines carried by our distribution network, the components of which may change from time to time, and over which we have little or no control.

If we do not manage commercial scale manufacturing capability and capacity for our products in compliance with regulatory requirements and in a cost-effective manner, our product sales and operating results may suffer.

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with the FDA Quality System Regulation (the “QSR”), and EU Medical Device Directives requirements, International Organization for Standardization (“ISO”) 9000 Series standards, ISO/European Norm (“EN”) 13485 and equivalent requirements.

Our 24,800-square foot VITOSS, VITAGEL and CORTOSS FDA-registered manufacturing facilities located in Malvern, Pennsylvania produce our commercial products, are leased through July 2012 and are certified as meeting the requirements of ISO 9000: 2000 and EN 13485 for the period July 1, 2006 through July 1, 2009. We are currently required to demonstrate and maintain compliance with the QSR, which is complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. We assumed full responsibility for manufacturing VITAGEL in 2006 and CELLPAKER in 2007 after receiving the requisite approvals from the FDA. There can be no assurance that we will be able to comply with FDA requirements to continue to manufacture VITOSS, VITAGEL, CORTOSS or CELLPAKER, which could result in delay or inability to manufacture and sell the products. We believe our manufacturing facilities have the capacity to meet our commercial needs at least through the first half of 2010 and plan to expand our manufacturing capacity in 2008 and 2009 to meet our commercial needs for the next several years.

Our third-party manufacturers are also regulated by governmental agencies and are required to be ISO 9001/EN 13485-certified or otherwise meet our quality system requirements. We manufacture CELLPAKER, IMBIBE and ALIQUOT through outside third-party contract manufacturers. Our VITOSS is converted to VITOSS FOAM by Kensey, our development partner.

Our product sales depend upon, among other things, our ability to manufacture our products in commercial quantities, in compliance with regulatory requirements and in a cost-effective manner. There can be no assurance that regulatory authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in meeting the applicable quality standards and request or seek remedial action.

Failure to comply with such regulations or a delay in attaining compliance may result in:

•	warning letters;

•	injunctions suspending the manufacture of products;

•	civil and criminal penalties;

•	refusal to grant premarket approvals or clearances, CE Certifications, CE Certification renewals, or clearances to products that are subject to future or pending submissions;

•	product recalls or seizures of products;

•	total or partial suspensions of production; and

•	refusal to permit the import or export of our products.

The imposition of any of these sanctions could cause our business and operating results to suffer. Furthermore, if we or any of our third party manufacturers cannot produce our products, our product sales would suffer.

We are dependent on a limited number of specialty suppliers of certain raw materials, and our business and financial results could be harmed if a specialty supplier no longer provides materials to us.

Our ability to manufacture VITOSS, VITAGEL and CORTOSS and to have VITOSS FOAM and Bioactive VITOSS FOAM manufactured by and for us is dependent on a limited number of specialty suppliers of certain raw materials. We have a single source supplier for thrombin, a requisite raw material in our VITAGEL product. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Although we believe that we maintain good relationships with our suppliers, we cannot assure that such supplies and services will continue to be available with respect to our current and future commercialized products.

Allergan, our supplier of collagen for VITAGEL notified us in 2007 of its intent to shut down its collagen-processing facility and cease supplying us with this collagen raw material under our supply agreement. In November 2007, we entered into a supply and license agreement under which Allergan agreed to sell us additional lots of collagen in 2008 before its facility closes. We expect delivery of this strategic collagen reserve supply by October 31, 2008. These quantities are in addition to collagen supplied by Allergan to us in the fourth quarter of 2007 under our prior supply arrangement. We believe the strategic collagen reserve for VITAGEL to be acquired under the supply and license agreement, together with the collagen supplied to us during the fourth quarter of 2007, will be sufficient to meet our needs for VITAGEL through at least the first half of 2010. We commenced renovations in the first quarter of 2008 at sites we currently lease to establish a facility to process collagen that we plan to obtain after exhausting the strategic collagen reserve expected from Allergan. We are also exploring suppliers of collagen for our planned processing facility. The occurrence of any of the following could have a material adverse effect on our ability to manufacture and sell VITAGEL and CELLPAKER, which is approved for use only in conjunction with VITAGEL:

•

our inability to obtain a strategic reserve of collagen sufficient to meet our anticipated sales requirements, including Allergan’s inability to successfully and timely manufacture the strategic collagen reserve supply;

•	our inability to establish our collagen processing facility in a timely manner before our strategic reserve is exhausted, if at all;

•	delays caused by the need to secure PMA approval of the new processing facility for the collagen raw material;

•	our inability to find an adequate supplier of collagen for any processing facility; or

•	our inability to find an alternative supplier with acceptable prices, quality and requisite regulatory approvals.

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

We also cannot assure that supply or manufacturing capability will be sufficient to meet our own needs and Angiotech’s needs if Angiotech elects to be supplied by us under our license agreement with them. Under our license agreement with Angiotech, in the future we may be obligated, under certain circumstances, to provide COSTASIS (an Angiotech-branded VITAGEL product) and certain COSTASIS materials to Angiotech. Our collagen supply or manufacturing capabilities may be inadequate, and we may need to seek additional suppliers for COSTASIS materials.

Our plan to acquire a strategic collagen reserve and manufacture additional VITAGEL inventory until we can successful obtain collagen and process it ourselves may also result in excess inventory. If we cannot successfully sell the VITAGEL inventory, we may be required to write off any expired inventory that remains unsold.

We are dependent on a limited number of specialized manufacturing suppliers for certain products, and our business and financial results could be harmed if a third party manufacturer fails to supply us with these products.

We are dependent upon Kensey and other third party manufacturers for the supply of certain products. Approximately 61% of our product sales during the year ended December 31, 2007 was from products based upon our VITOSS FOAM platform co-developed with Kensey. Our

VITOSS is converted to VITOSS FOAM and Bioactive VITOSS FOAM by Kensey, our development partner. We also manufacture certain delivery accessory products through third party specialty suppliers. There is no assurance that these manufacturers will continue to supply our requirements. If they fail to do so, we cannot guarantee that we will be able to engage another supplier for these products on a timely basis and on acceptable terms. A delay in our ability to obtain adequate supplies of these products may negatively impact our product sales.

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

United States

Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. To date, we have received 510(k) clearance from the FDA to market our VITOSS, VITOSS FOAM, Bioactive VITOSS FOAM and IMBIBE labels, and are seeking 510(k) clearance for our ALIQUOT delivery system. During 2002 and 2003, we received approval from the FDA to conduct two pilot clinical studies in the U.S. to study the use of CORTOSS in vertebral augmentation. We completed these two pilot clinical studies in 2007. During 2004, we commenced enrollment for a pivotal clinical study in the U.S. approved by the FDA to further study the use of CORTOSS in vertebral augmentation using the vertebroplasty surgical technique. We completed patient enrollment of the pivotal clinical study in February 2007. There can be no assurance that the data from these clinical trials will support FDA clearance to market this product for the designated use.

We are currently manufacturing VITOSS, VITAGEL, CELLPAKER and CORTOSS in the U.S., distributing VITOSS, VITAGEL and IMBIBE in the U.S., and distributing VITOSS, CORTOSS, ALIQUOT, VITAGEL and CELLPAKER outside the U.S. We are manufacturing IMBIBE and ALIQUOT in the U.S. through outside third-party contract manufacturers. In addition, under our agreement with Kensey, Kensey has the exclusive right to manufacture any approved or cleared jointly developed products under the agreement. This right extends until February 2014 for the VITOSS FOAM product platform and at least until 2024 for the Bioactive VITOSS FOAM product platform.

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

Requirement of CE Certification in the European Union. To market a product in the European Union, we must be entitled to affix a CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE Certification enables us to market a product in all of the countries of the European Union, as well as in other countries, such as Switzerland and Israel, that have mutual recognition agreements with the EU or have adopted the European Union’s regulatory standards. To date, we have received a CE Certification for the use of VITOSS as a bone void filler, for the use of CORTOSS in screw augmentation and vertebral augmentation procedures, for VITAGEL as a surgical hemostat and for certain delivery accessories for VITOSS, CORTOSS and VITAGEL. There can be no assurance that we will receive CE Certifications for CORTOSS for any other indications for use or that we will receive CE Certifications for other products.

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

We have modified some of our products without FDA clearance. The FDA could retroactively determine that the modifications were improper and require us to stop marketing and recall the modified products until such clearance is obtained.

Any modification to an FDA-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance; any change that affects the safety or effectiveness of a PMA approved device requires a premarket approval supplement. We have made modifications to some of our products in the past, and may make additional modifications in the future that we believe, based upon FDA’s regulations and guidance, do not or will not require additional clearances or approvals. If the FDA disagrees, we could be required to obtain new clearances or approvals for the modifications. We also may be required to recall and to stop marketing modified products until such clearance or approval is obtained, which could harm our operating results. We may be required to submit extensive pre-clinical and clinical data to support these supplementary submissions, depending on the nature of the changes. We may not be able to obtain additional 510(k) clearances or premarket approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our operating results.

Our business will be damaged if we are unable to protect our proprietary rights to our products, and we may be subject to intellectual property infringement claims by others.

We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these measures afford only limited protection and may not adequately protect our rights. For example, our patents may be challenged, invalidated or circumvented by third parties. As of March 7, 2008, we own or control twenty issued U.S. patents and sixteen pending patent applications in the U.S., and counterparts of certain of these patents and pending patent applications worldwide, including Canada, Europe, Mexico and Japan. There can be no assurance that patents will issue from any of the pending patent applications. Moreover, we cannot be certain that we were the first creator of inventions covered by pending patent applications or we were the first to file patent applications for the relevant inventions for the following reasons:

•	patent applications filed prior to December 2000 in the U.S. are maintained in secrecy until issued;

•	patent applications filed after November 2000 in the U.S. are maintained in secrecy until eighteen months from the date of filing; and

•	the publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries.

If we do receive a patent, it may not be broad enough to protect our proprietary position in the technology or to be commercially useful to us. In addition, if we lose certain key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Even if our intellectual property rights are adequately protected, litigation or other proceedings may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and divert management attention. If our intellectual property is not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and compete more directly with us, which could damage our business.

In addition to the risk of failing to adequately protect our proprietary rights, there is a risk that we may become subject to a claim that we infringe upon the proprietary rights of others. Although we do not believe that we are infringing the rights of others, third parties may claim that we are doing so. For additional information regarding a claim recently made against us, see Item 3. Legal Proceedings, below. There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry generally, and in the spinal market segments particularly. If the holder of a proprietary right brought an infringement action against us, the cost of litigating the claim could be substantial and divert management attention. In addition, if a court determined that one of our products infringed a proprietary right, we could be prevented from selling that product unless we could obtain a license from the owner of the right. A license may not be available on terms acceptable to us, if at all. Modification of our products or development of new products to avoid infringement may require us to conduct additional clinical trials for these modified or new products and to revise our filings with the FDA, which is time consuming and expensive. If we are not successful in obtaining a license or redesigning our product, our business could suffer.

We have obtained certain of our intellectual property rights and our rights to develop and commercialize certain products, and made certain commitments regarding our intellectual property and these rights, through license and development agreements with third parties. These agreements generally may be terminated by our counterparty if we materially breach any of our obligations under the agreement. We may disagree with these third parties as to our and their obligations under the agreements or the interpretation of provisions in the agreements. Any such disagreements could cause these third parties to seek to terminate our rights under the particular agreement. If any of our agreements were terminated, we could lose the rights to the product, product candidate or intellectual property covered by the agreement, reducing our revenue, potential revenues and significantly harming our business. Whether or not such a termination were proper, if a dispute arises under any of our agreements, the need to resolve the dispute could consume significant resources and divert management’s time and attention.

If we cannot keep up with technological changes and marketing initiatives of competitors, sales of our products may be harmed.

Extensive research efforts and rapid technological change characterize the market for products in the orthopedic and biomaterials markets. We anticipate that we will face intense competition from medical device, medical products and pharmaceutical companies. For instance, the use of bone morphogenic proteins, or BMPs, in orthopedic surgery has increased significantly in the past five years. In addition, several PMMA bone cements have received 510(k) clearance since 2004 for vertebral augmentation of VCFs. The spinal bone grafting market also saw the introduction of lumbar total disk replacement (TDR) devices in 2004 and cervical TDR devices in 2007 as treatment alternatives for degenerative disc disease designed to preserve the motion of the vertebrae of the spine. Further, recombinant human thrombin was approved by the FDA in 2008 and may be positioned as a better alternative to bovine-derived collagen, a raw material in our VITAGEL product. Our products could be rendered uncompetitive or obsolete by these and other competitors’ new technologies. We may be unable to respond to technological advances by others through the development and introduction of new products or the modification of existing products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. These competitors may be in the process of seeking FDA or other regulatory approvals or clearances, or patent protection, for competitive products. Our competitors could, therefore, commercialize competing products in advance of our products. They may also enjoy substantial advantages over us in terms of:

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

If we default under our senior secured note purchase facility, we may be required to repay amounts due under the facility, and we may incur additional interest and prepayment penalties. If we are unable to repay amounts due under the note facility, the note holders could foreclose on certain assets that are essential to our operations.

On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We initially issued $25,000,000 principal amount of our 10% senior secured notes under the facility and used most of the proceeds to repurchase a revenue interest obligation.

Borrowings under the facility are guaranteed by us and one of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to CORTOSS and ALIQUOT. We are required to make quarterly interest only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, provided that interest would accrue at 12% per year during the continuance of any event of default and would be payable on demand. Based on the amount outstanding under the facility as of December 31, 2007, we will incur quarterly interest expense of $625,000 during 2008. The unpaid principal amount under the notes and accrued interest and all other obligations would become due and payable immediately if we are insolvent, are in bankruptcy proceedings or have a custodian or receiver appointed for any substantial part of our property. If an event of default not described in the preceding sentence occurs and is continuing (including a change of control of the Company), then the holders of at least two-thirds in principal amount of notes then outstanding may declare the unpaid principal amount of the notes, accrued interest and all other obligations due and payable immediately. In addition, if the notes become due and payable, whether automatically or by declaration, by reason of any of the following events of default, then we must pay a prepayment premium of up to 16% of the outstanding principal balance of the notes then outstanding, depending on the timing of the prepayment:

•	We fail to pay any principal on any note or prepayment premiums, if any, when due and payable;

•	We fail to pay any interest on any note or other amount (other than principal or prepayment premiums) for more than three business days after becoming due and payable;

•	We are insolvent, in bankruptcy proceedings or have a custodian or receiver appointed for any substantial part of our property; or

•	A change of control of our company occurs.

Under the facility, we must comply with various financial and non-financial covenants. For example, we are required to maintain a minimum cash balance equal to at least 25% of the then outstanding principal amount under the notes in a separate account that is pledged as collateral for the loan. As of December 31, 2007, we must maintain a minimum cash balance of $6,250,000. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions, make investments and pay dividends.

As of December 31, 2007, we had $25,000,000 outstanding under the facility, had accrued approximately $625,000 in interest thereon, and were in compliance with all covenants under the facility. Based on our current operating plans, we expect to be in compliance with the covenants under the facility within the next twelve months. However, if we default under the facility and cannot repay amounts then due, the note holders could foreclose on the pledged assets, we could be forced into bankruptcy and we could be otherwise harmed.

We may seek to obtain additional funds through additional borrowings under our senior secured note purchase facility, other debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financing investments, which could adversely affect our financial condition and cause dilution to our existing shareholders.

There are factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds including, without limitation:

•	unforeseen developments during our pre-clinical and clinical trials;

•	delays in the timing of receipt of required regulatory approvals or clearances to make or sell products;

•	unforeseen difficulties in operating an effective direct sales and distribution network;

•	unanticipated expenditures in research and product development or manufacturing activities;

•	delayed, insufficient or lack of market acceptance of our products;

•	unanticipated expenditures in the acquisition, enforcement and defense of intellectual property rights;

•	unforeseen changes in healthcare reimbursement for procedures using our products;

•	inability to increase sales of our approved or cleared products;

•	inability to train a sufficient number of surgeons to create demand for our products;

•	lack of financial resources to adequately support our operations;

•	difficulties in maintaining commercial scale manufacturing capacity and capability;

•	unforeseen problems with our third-party manufacturers and service providers or with our specialty suppliers of certain raw materials;

•	unanticipated difficulties in operating in international markets;

•	the need to respond to technological changes and increased competition;

•	unforeseen problems in attracting and retaining qualified personnel to market our products;

•	enactment of new legislation or administrative regulation or changes in the regulatory climate affecting our products or the markets in which we compete;

•	the application to our business of new court decisions and regulatory interpretations;

•	claims that might be brought in excess of our insurance coverage;

•	any imposition of penalties for failure to comply with regulatory guidelines; or

•	management’s perception that uncertainties relating to these factors may be increasing.

In addition, we may seek to expand our operations and product line through acquisitions or joint ventures. Any such acquisitions or joint ventures may increase our capital requirements.

Under our senior secured note purchase facility, we have the option through January 30, 2010 to issue up to an additional $20,000,000 aggregate principal amount of 10% senior secured notes due July 30, 2012 to fund working capital and other general business purposes, including product acquisitions, sales force expansion and product development, if certain conditions are met. In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share, of which warrants to purchase 733,138 shares are currently exercisable. The unexercisable warrants become exercisable ratably upon future issuances of the 10% senior secured notes under the facility. If we borrow additional funds under our senior secured note purchase facility, our debt service obligation would increase and some or all of the currently unexercisable warrants would vest.

If health care providers cannot obtain third-party reimbursement for procedures using our products, or if such reimbursement is inadequate, we may never become profitable.

Successful sales of our products in the United States and other markets will depend on the availability of adequate reimbursement from third-party payors. Healthcare providers, such as hospitals and surgery centers that purchase medical devices for treatment of their patients, generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance reimbursement plans are central to product acceptance and use as healthcare providers may refuse to use our products if reimbursement is inadequate. Inadequate reimbursement by private insurance companies and government programs could significantly reduce usage of our products.

In addition, an increasing emphasis on managed care in the United States has placed, and we believe will continue to place, greater pressure on medical device pricing. Such pressures could have a material adverse effect on our ability to sell our products or to operate profitably.

If we do not successfully train a sufficient number of surgeons, demand for our products could be adversely affected.

It is critical to the commercial success of our products that our independent distributors and direct sales representatives succeed in training a sufficient number of surgeons and in providing them adequate instruction in the use of our products. This training requires a commitment of time and money by surgeons that they may be unwilling to give. Even if surgeons are willing, if they are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could damage our business and reduce product sales.

We may incur significant liability if it is determined that we are promoting the “off-label” use of our medical devices. The unapproved or “off-label” use of our products could also adversely affect the reputation of our products.

Under the Federal Food, Drug, and Cosmetic Act and other laws, we are prohibited from labeling, training, or promoting our products for off-label uses. This prohibition means that we cannot proactively discuss or provide information or training on the use of our products outside of their cleared or approved uses, except in certain limited scientific and other settings. In the practice of medicine, physicians may use devices for off-label uses. Because the interpretation of these requirements is subjective, the FDA could deem some of our activities as promotional even when we believe in good faith that such activities were not promotional. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Enforcement measures taken against us could harm our business.

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

CORTOSS received CE Certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, in January 2003 for use in repairing vertebral compression fractures and in October 2001 for use in screw augmentation procedures. However, surgeons may have attempted to use CORTOSS “off-label” in procedures to repair vertebral compression fractures performed prior to the European Union’s approval of CORTOSS for this type of procedure. Furthermore, not all surgeons have been trained in the proper use of CORTOSS to repair vertebral compression fractures. A surgeon who has not been properly trained to use CORTOSS in a procedure to repair vertebral compression fractures could pose a risk to the reputation of our CORTOSS product. In addition, the occurrence of an adverse event while using our product “off-label” in procedures other than the repair of vertebral compression fractures or screw augmentation could adversely affect the reputation of CORTOSS or any of our other products as well as us and could subject us to liability.

We could be negatively impacted by future interpretation or implementation of federal and state fraud and abuse laws, including anti-kickback laws and false claims laws.

To the extent that our products receive government reimbursement, we are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and veterans’ health programs. We have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with these laws.

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

The international nature of our business subjects us and our representatives, agents and distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products are sold and used. The types of risks that we face in international operations include:

•	the imposition of governmental controls;

•	logistical difficulties in managing international operations; and

•	fluctuations in foreign currency exchange rates.

Our international sales and operations may be limited or disrupted if we cannot successfully meet the challenges of operating internationally.

We may acquire technologies, businesses or companies in the future, and these acquisitions could result in dilution to our shareholders and disruption of our business.

Entering into an acquisition could divert management attention. We also could fail to assimilate the acquired business or company, which could lead to higher operating expenses. Finally, our shareholders could be diluted if we issue shares of our stock to acquire another company, business or technology.

Our business could suffer if we cannot attract and retain the services of key employees.

We depend substantially upon the continued service and performance of our existing executive officers. We rely on key personnel in formulating and implementing our product research, development and commercialization strategies. Our success will depend in large part on our ability to attract and retain highly skilled employees. We compete for such personnel with other companies, academic institutions, government entities and other organizations. We may not be successful in hiring or retaining qualified personnel. If one or more of our key employees resigns, the loss of that employee could harm our business. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees, or successfully prevent them from competing against us despite our use of confidentiality and non-compete agreements.

If we are sued in a product liability action, we could be forced to incur substantial defense costs, pay substantial damages and the attention of our management team may be diverted from operating our business.

We manufacture medical devices that are used on patients in surgery, and we may be subject to product liability lawsuits. In particular, the market for spine products has a history of product liability litigation. Under certain of our agreements with our distributors and hospital customers, we indemnify the distributor or hospital from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we could incur substantial costs to defend these claims and would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $10,000,000, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any defense costs or award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we may decide not to carry this insurance. A meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could divert management’s attention from our core business. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.

Provisions of Pennsylvania law or our Articles of Incorporation may deter a third party from seeking to obtain control of us or may affect your rights as a shareholder.

Certain provisions of Pennsylvania law could make it more difficult for a third party to acquire us, or could discourage a third party from attempting to acquire us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, our Articles of Incorporation enable our board of directors to issue up to 19,998,100 shares of preferred stock having rights, privileges and preferences as are determined by the board of directors. Accordingly, our board is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of preferred stock could:

•	adversely affect the voting power of the common shareholders;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium; or

•	otherwise adversely affect the market price of our common stock.

Our stock price may be volatile for many reasons, including fluctuations in our results of operations due to factors out of our control.

VITOSS, VITOSS FOAM, Bioactive VITOSS FOAM, VITAGEL, CELLPAKER, IMBIBE, CORTOSS and ALIQUOT are currently our only products that have received regulatory clearances or approvals for sale. VITOSS, IMBIBE syringes, VITOSS FOAM, VITAGEL and CELLPAKER are cleared for sale in the U.S. and the European Union. Bioactive VITOSS FOAM and IMBIBE needles are cleared for sale in the U.S. CORTOSS and ALIQUOT are cleared for sale in the European Union. We launched VITAGEL and CELLPAKER in 2005 after initially receiving rights to sell these products under a distribution agreement in 2004. We currently sell VITAGEL and CELLPAKER under a license agreement, the termination of which would have a material adverse effect on our sales revenues. Future levels of our product sales and the timing of regulatory clearances and product introductions are difficult to predict, and product sales to date may not be indicative of future sales levels. Sales levels in Europe may fluctuate due to seasonality of elective surgeries and the timing of any distributor stocking orders, and sales levels may fluctuate in the U.S. due to seasonality of elective surgeries and the timing of orders from hospitals. Our results of operations may fluctuate significantly in the future as a result of a number of additional factors, many of which are outside of our control. These factors include, but are not limited to:

•	the timing of governmental approvals or clearances for our products and our competitors’ products;

•	the timing of product introductions by us or our competitors;

•	unanticipated events associated with clinical and pre-clinical trials of our products;

•	the medical community’s acceptance of our products;

•	issues in establishing adequate commercial-scale manufacturing capabilities;

•	disruptions with the manufacturing of our products, including with respect to our third-party manufacturers and suppliers of raw materials;

•	difficulties in establishing and expanding our sales and distribution channels;

•	product recalls;

•	the timing in obtaining adequate third-party reimbursement of our products;

•	the success of competitive products;

•	our ability to enter into strategic alliances with other companies;

•	expenses associated with development and protection of intellectual property matters;

•	events affecting logistics and elective surgery trends;

•	the timing of expenses related to commercialization of new products;

•	competitive disruptions to our sales and distribution channels;

•	the adequate training of a sufficient number of surgeons in the use of our products; and

•	timing of governmental approvals or clearances for us to manufacture the products we sell; and

•	timing of governmental approvals or clearances for us to manufacture the products we sell.

The results of our operations may fluctuate significantly from quarter to quarter and may not meet expectations of securities analysts and investors. This may cause our stock price to be volatile.

In general, equity markets, including Nasdaq, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations, including the following factors, may adversely affect the market price of our common stock:

•	changes in the financial guidance we provide to the investment community;

•	changes in stock market analyst recommendations regarding our stock;

•	FDA and international regulatory actions regarding us or our competitors;

•	determinations by governments and insurance companies regarding reimbursement for medical procedures using our or our competitors’ products;

•	product sales growth rates;

•	developments with respect to patents or proprietary rights;

•	public concern as to the safety of products developed by us or by others;

•	changes in health care policy in the United States and internationally;

•	acquisitions or strategic alliances by us or our competitors;

•	business conditions affecting other medical device companies or the medical device industry generally;

•	general market conditions, particularly for companies with small market capitalizations; and

•	pending or threatened offers to acquire us.

Future sales of our common stock in the public market could adversely affect our stock price.

We cannot predict the effect, if any, that future sales of our common stock or the availability for future sales of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. We have an effective registration statement on Form S-3 which allows us to sell up to approximately $67.5 million of securities in one or more public offerings. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants with debt securities, as well as the ability to time such sales when market conditions are favorable.

As of December 31, 2007, we had outstanding options to purchase 5,411,740 shares of our common stock at a weighted average exercise price of $3.74 per share and 315,497 shares underlying restricted share and restricted stock unit grants issued to employees, directors and consultants pursuant to our 2007 Omnibus Equity Compensation Plan, and outstanding warrants to purchase 2,567,063 shares of our common stock at a weighted average exercise price of $3.46 per share. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our equity compensation plan. The sale, or the availability for sale, of substantial amounts of common stock by our existing shareholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our headquarters are located at the Great Valley Corporate Center in Malvern, Pennsylvania, which is a suburb of Philadelphia. We lease several buildings within the Great Valley Corporate Center as follows:

Purpose	Approximate Square Feet	Lease Expiration
Executive offices	13,700	July 2012
Manufacturing	24,800	July 2012
Processing facility for VITAGEL collagen (*)	10,700	July 2012
Warehouse, logistics and quality assurance (*)	30,900	July 2012
Offices and research and development laboratories (*)	4,800	July 2012

(*)	Currently under renovation.

We entered into two leases in January 2008 for space located in the Great Valley Corporate

Center in Malvern, Pennsylvania. One lease is for approximately 30,900 square feet of unfinished space for a new warehouse. The initial term of this lease is 55 months commencing January 1, 2008, and the initial annual base rent under the lease is approximately $216,125. The other lease is for approximately 4,800 square feet of additional office and laboratory space. The initial term of this lease is 55 months commencing January 1, 2008, and the initial annual base rent under the lease is approximately $43,593. We expect to complete renovations for both the warehouse and the office/laboratory space during the second quarter of 2008.

We believe our current manufacturing facility has the capacity to meet our commercial needs into 2010. In the fourth quarter of 2006, we commenced renovations at sites we currently lease to expand our capacity to manufacture our products. While we expect to complete these renovations in the second quarter of 2008, we must obtain regulatory approval for the renovated facility before we can market commercial product made there. We also have plans to start processing collagen for VITAGEL in-house within the next two years since our supplier of collagen for VITAGEL notified us in 2007 of its intent to shut down its collagen-processing facility and cease supplying us with this collagen raw material (see – Manufacturing and Product Supply - Raw Material Supply under Item 1. BUSINESS, above). We accordingly commenced additional renovations in the first quarter of 2008 at sites we currently lease to establish a 10,700-square foot facility to process collagen used in the manufacture of our VITAGEL product. While we expect to complete these renovations by the first quarter of 2009, we must also obtain regulatory approval for this facility before we can market commercial products made there. Based on our current commercial needs and estimated requirements for the possible U.S. launch of CORTOSS, we do not anticipate the need in the foreseeable future for additional capacity once our existing facilities have been fully renovated.

We conduct our international sales and marketing activities through administrative office space in Leuven, Belgium, which we have leased through May 2009.

ITEM 3.	LEGAL PROCEEDINGS

On March 4, 2008, MO-SCI Corporation filed a complaint against us in the United States District Court for the Eastern District of Pennsylvania. The plaintiff alleges breach of a purported non-disclosure agreement, fraud, conversion of confidential and proprietary information and trade secrets, and misappropriation of trade secrets purportedly related to glass components that may be used in certain of our products and the processing of such glass. The plaintiff seeks unspecified monetary damages and injunctive relief. On March 14, 2008, the court scheduled a hearing for April 16, 2008 on plaintiff’s motion for preliminary injunction. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend the case.

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

	Nasdaq
	High	Low
2007:
First Quarter	$3.55	$2.74
Second Quarter	3.13	2.75
Third Quarter	3.35	2.48
Fourth Quarter	3.72	2.88

2006:
First Quarter	$4.60	$3.77
Second Quarter	4.55	3.70
Third Quarter	4.23	3.20
Fourth Quarter	3.80	3.33

As of March 7, 2008 there were 223 holders of record for shares of our Common Stock. Since a portion of our Common Stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders. On March 7, 2008, the last reported sale price of the Common Stock as reported by Nasdaq was $2.65 per share.

We have never declared or paid cash dividends on shares of our Common Stock and do not intend to pay any cash dividends in the foreseeable future on shares of our Common Stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected historical consolidated financial data derived from the consolidated financial statements of Orthovita, Inc. and subsidiaries as of and for each of the five years in the period ended December 31, 2007. This data should be read in conjunction with our consolidated financial statements, including notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” included in this report.

	Year ended December 31
	2007	2006	2005	2004	2003
Statement of Operations Data:
Product sales	$58,045,676	$46,828,047	$34,679,298	$24,661,382	$15,468,621
Cost of sales	20,543,363	17,782,575	12,651,578	7,758,892	2,637,472
Gross profit	37,502,313	29,045,472	22,027,720	16,902,490	12,831,149
Operating expense	51,080,283	46,005,939	34,955,082	29,439,511	21,252,581
Gain on sale of product line and related assets	372,375	—	—	—	—
Charge for repurchase of revenue interest obligation	(16,605,029)	—	—	—	—
Interest expense, net	(339,519)	(503,172)	(435,979)	(661,003)	(580,024)
Dividends paid on preferred stock	—	—	—	—	(268,521)
Income tax benefit	267,980	—	—	—	—
Deemed dividends on preferred stock	—	—	—	—	(850,869)

Net loss applicable to common shareholders	$(29,882,163)	$(17,463,639)	$(13,363,341)	$(13,198,024)	$(10,120,846)

Net loss per share applicable to common shareholders, basic and diluted	$(0.44)	$(0.33)	$(0.28)	$(0.29)	$(0.33)

Shares used in computing basic and diluted net loss per share	67,181,349	53,353,539	48,106,705	44,752,353	30,942,390

	As of December 31
	2007	2006	2005	2004	2003
Condensed Balance Sheet Data:
Cash, cash equivalents and short-term investments	$48,407,888	$28,338,522	$24,665,441	$25,665,096	$22,462,350
Accounts receivable, net	8,437,917	8,755,068	6,224,064	4,498,049	2,658,353
Inventories	15,611,769	9,444,483	11,923,351	8,998,361	3,603,134
Property and equipment, net	8,252,394	5,294,880	5,031,659	4,606,287	4,361,729
License right intangible	8,149,608	9,000,000	—	—	—
Long-term investments	—	—	3,006,780	3,039,485	—
Total assets	90,217,138	62,215,311	52,336,029	48,011,961	33,550,563
Current liabilities	11,281,583	8,164,375	9,122,692	5,662,799	4,032,045
Notes payable, net of debt discount	23,895,376	1,338,073	1,403,282	459,783	394,188
Long-term liabilities	510,762	9,451,341	7,434,399	7,365,497	7,331,068
Total shareholders’ equity	54,529,417	43,261,522	34,375,656	34,523,882	21,793,262

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, regulatory approval, demand and market acceptance of our products; results of our CORTOSS pivotal clinical trial in the U.S.; whether the FDA will require our CORTOSS 510(k) application to contain two-year follow up data for a greater percentage of the patients in the pivotal study than that which is reflected in the application as originally filed with the FDA or for all of the patients in the pivotal study; availability of raw materials; the cost to expand our manufacturing and operating facilities; the development of our sales network; capital expenditures; future liquidity; uses of cash; sales product mix and related margins; our ability to manage our manufacturing facilities and requirements; inventory levels; development costs for existing and new products; equity compensation expense; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “Risk Factors” in this Annual Report on Form 10-K.

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

OVERVIEW

Product sales for 2007 increased 24% to $58,045,676 from $46,828,047 in 2006. Increased product sales principally reflect increased sales of our VITOSS® FOAM and VITAGEL® products in the U.S. Nevertheless, we anticipate our product sales will remain insufficient to support our present operations at expected spending levels. We expect to continue to incur significant operating losses for the foreseeable future as we plan to continue to expand our sales and marketing activities, pursue research and product development efforts, further develop our manufacturing capabilities and attempt to increase manufacturing efficiencies.

The following summarizes our principal cash commitments at December 31, 2007 and, as of the date of this report, our principal anticipated expenditures:

•

Allergan Agreement. We expect to pay Allergan approximately $6.6 million during the fourth quarter of 2008 for the acquisition of collagen raw material, collagen processing equipment and a technology license for collagen processing know-how under a Supply and License Agreement. We expect to pay the purchase price to Allergan through the use of cash, cash equivalents and/or proceeds from the sale of promissory notes under our debt facility with LB I Group Inc. See Note 14 to our consolidated financial statements included in this report for additional information.

•

Expansion of manufacturing capacity and other facility renovations. We expect to spend approximately $5.6 million for plant renovations and equipment during 2008 to expand our capacity to manufacture VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER, and renovate warehouse and research and development laboratory space at sites we currently lease. We plan to finance the renovations and equipment through cash on hand.

•

Agreement with Kensey. Approximately 61% of our product sales during the year ended December 31, 2007 was from products based upon our VITOSS FOAM platform co-developed with Kensey. As of December 31, 2007, we owed Kensey $2,569,004 for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. See Note 14 to our consolidated financial statements included in this report for additional information.

•

Operations. We expect to use cash, cash equivalents and investments to fund our operations until we generate sufficient cash to support our operations, if ever. See Note 14 to our consolidated financial statements included in this report for additional information on future minimum rental payments under operating leases. In addition, we may hire additional direct sales representatives to support not only the growth of our existing products, but to plan ahead for the possible clearance and commercial launch of CORTOSS in the U.S. While we believe that our investment in our sales force may also bring opportunities to in-license or distribute additional products, we expect to continue spending for research and development for new products. We also expect to build inventory in 2008 to plan for the possible clearance and launch of CORTOSS in the U.S. and to establish a strategic collagen reserve for VITAGEL.

•

CORTOSS clinical study and research and development. We expect to incur approximately $1.6 million in external costs during 2008 and 2009 in the completion of the CORTOSS pivotal clinical study in the U.S. Subsequent to completion of patient enrollment for the study in February 2007 and the submission of the CORTOSS 510(k) filing to the FDA in January 2008, we will continue to monitor the patients and collect further clinical data until all enrolled patients have completed a 24-month follow up period, which is expected to occur in February 2009. During 2008, we expect our primary use of cash, cash equivalents and investments for research & development activities will relate to costs associated with clinical trials in the U.S. and research and development for CORTOSS.

•

Debt service obligation. We expect to pay approximately $625,000 in quarterly interest payments during each quarter of 2008 under the $25,000,000 note issued on July 30, 2007 under our debt facility with LB I Group Inc.

We believe our existing cash, cash equivalents, and investments of $48,407,888 as of December 31, 2007 will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future.

On February 15, 2007, we sold our assets associated with the Endoskeleton TA Vertebral Body Replacement structural device product line for $458,480. As a result of the sale, we no longer manufacture or sell Endoskeleton products. We recorded revenues for the years ended December 31, 2007, 2006 and 2005 of $0, $902,593, and $486,588, respectively, for sales of Endoskeleton products.

CRITICAL ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts

We maintain an accounts receivable allowance for an estimated amount of losses that may result from a customer’s failure to pay for product purchased. We analyze accounts receivable and historical bad debts, customer concentrations and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

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

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”). In March 2002, we amended the original financing, which resulted in a one time increase to the revenue interest obligation of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700. The revenue interest obligation is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issues No. 88-18, “Sales of Future Revenues”. On July 30, 2007, we repurchased the revenue interest obligation from Royalty Trust. As a result, we are no longer obligated to pay royalties on our products subject to the revenue interest obligation, including VITOSS and CORTOSS. The repurchase price for the revenue interest obligation consisted of a payment of $20,000,000 in cash and 1,136,364 shares of our common stock valued at $3.32 per share, which was the market price per share on the date of the transaction. As a result of the repurchase, we recorded a charge of $16,605,029 in the third quarter of 2007 to account for the difference between the repurchase price valued at $23,772,729 and the $7,167,700 carrying value of the revenue interest liability on our Consolidated Balance Sheet as of the date of the transaction. In connection with the repurchase, Royalty Trust assigned to us all of its interest under the agreements relating to the revenue interest obligation, effectively terminating the security interest in certain of our assets and the pledge of stock of our wholly-owned subsidiary that we had granted Royalty Trust to secure our obligations under the revenue interest agreement.

The products that were subject to the revenue interest have only been approved or cleared and marketed for the past several years or are still under development. For these reasons, as of July 29, 2007, we could not make a reasonable estimate of future revenues and payments that could have become due to Royalty Trust under this financing. Accordingly, we did not amortize any portion of the liability attributable to the revenue interest obligation, and we charged revenue interest expense in accordance with EITF No. 88-18 for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation were recognized (see Note 7). Revenue interest expense of $756,703, $1,179,466 and $989,287 has been recorded for the years ended

December 31, 2007, 2006 and 2005, respectively.

Income Taxes

We account for income taxes in accordance with an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are recorded without consideration as to their ability to be realized. The deferred tax asset includes net operating loss and credit carry forwards, and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in our consolidated statements of operations but have been recorded as assets for tax return purposes. The portion of any deferred tax asset, for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance against the asset. See Note 13 to our consolidated financial statements included in this report for additional information.

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

The Company’s Board of Directors approved the acceleration of vesting for all “out-of-the-

money” unvested stock options held by current employees, officers or directors on November 29, 2005 under the Company’s 1993 Stock Option Plan and Amended and Restated 1997 Equity Compensation Plan. An option was considered “out-of-the-money” if the stated exercise price was greater than $3.50 per share, the closing sale price of the Company’s Common Stock on November 29, 2005. As a result of this action, vesting of options to purchase approximately 1,110,000 shares of our Common Stock were accelerated. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that might be recorded in future periods following our adoption of SFAS No. 123R. The pro forma table for the years ended December 31, 2005 and 2004 set forth in Note 2 to the Consolidated Financial Statements includes this 2005 acceleration. If vesting of these options had not been accelerated, expense related to these options would have been as follows: $1,600,000 in 2006, $1,400,000 in 2007, $1,200,000 in 2008 and $800,000 in 2009.

Accounting for Derivative Liability Associated with Non-Employee Stock Options

Historically, the common stock purchase options that we granted to non-employee consultants as compensation for services rendered were fully vested on the date of the grant. Upon adoption of SFAS No. 123R, during the service and vesting period, these options are accounted for under SFAS No. 123R. However, once the service period terminates, these options are then accounted for in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF No. 00-19”), from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. In certain circumstances, these awards may have to be settled in cash. Accordingly, effective January 1, 2006, we reclassified from equity to liabilities the aggregate Black-Scholes value of our fully-vested non-employee consultant stock options that were outstanding as of January 1, 2006. In addition, we are required to record a fair value adjustment at the end of each quarter for the change in the Black-Scholes value of our fully-vested non-employee consultant stock options outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds we received from sales of our common stock and other securities. At December 31, 2007, we had cash, cash equivalents and investments of $48,407,888, which includes the remaining balance of net proceeds we received from our 2007 issuances and sales of shares of our common stock for $32,198,758 and our notes and warrants for $25,000,000. During 2007, our operating activities used $14,173,620 of cash.

Discussion of Cash Flows

Cash Flows Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2007 was $14,173,620, compared to $16,037,621 used in operating activities for the year ended December 31, 2006. Our operating cash outflows for 2007 primarily were used to fund our operations and include $6,228,630 used to fund increases in inventories as well as funding for the expansion of our field sales team and increased sales commissions on our growing product sales. Operating cash outflows for 2007 were offset in part by operating cash inflows generated by sales of our products. In addition, increases in accounts payable of $2,393,340 were a source of on operating cash flows in 2007.

We expect to continue to focus our efforts on sales growth under our VITOSS and VITAGEL product platforms in 2008, and launched Bioactive VITOSS FOAM in the first quarter of 2008. We may continue to add direct sales representatives to our organization for those territories in the U.S. where either we do not currently have independent distributor coverage or the territory is underserved in an effort to increase sales of our VITOSS and VITAGEL product lines and to plan ahead for the possible clearance of CORTOSS in the United States. Also, we intend to fund studies to collect and publish post-clinical data relating to the performance of VITOSS to support our marketing and sales efforts.

We expect to continue to use cash, cash equivalents and investment proceeds to fund our operations until we are profitable, if ever. We anticipate that our product sales for the foreseeable future will remain insufficient to support our present operations at expected spending levels. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we continue to expand our sales and marketing activities, pursue product development efforts and further develop our manufacturing capabilities.

We expect our primary use of cash for research and development activities in 2008 to be directed to CORTOSS. During 2008 and 2009, we expect to incur approximately $1,600,000 in external costs to complete our pivotal clinical study in the U.S. for CORTOSS. The overall level of our research and development expense in future periods will depend upon the development status and cost of products currently in our pipeline and any new products that we may determine to pursue in the future. We may also incur additional expenses to support the U.S. launch of CORTOSS if it receives FDA clearance.

Our operating cash requirements are dependent heavily upon the timing of receipt of FDA 510(k)

clearance for new products, the rates at which we add new direct sales representatives and our field sales network generates sales, our product sales mix as relative increases in sales of our lower margin products tends to increase our cash needs, the amount of inventory, including raw materials and work-in-process, we maintain to support product sales and anticipated product launches and the timing of subsequent product launches and market acceptance of our new products. Accordingly, in 2008, our operating cash requirements will continue to be subject to quarterly volatility.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $27,557,306 for the year ended December 31, 2007 compared to $3,326,524 for the year ended December 31, 2006. The increase in cash used in investing activities in 2007 primarily reflects our investment of the $35,454,219 of net cash provided by our financing activities in 2007 in highly liquid investment grade marketable securities, as described below. In addition, we spent $2,605,825 in 2007 to purchase equipment and leasehold improvements to support further expansion of our product development and manufacturing capabilities for VITAGEL and VITOSS, as compared to $1,378,271 spent in 2006 for equipment and leasehold improvements. Net cash used in investing activities for the year ended December 31, 2006 also reflects our investment of a portion of the $27,094,149 of net cash provided by our financing activities in 2006, described below, as well as our purchase for $9,000,000 of the profit-sharing royalty rights for VITAGEL and CELLPAKER from Angiotech. As a result of this purchase, we no longer pay Angiotech royalties for VITAGEL product sales. The $9,000,000 purchase price was recorded as a license right intangible on our consolidated balance sheets and is being amortized based upon the greater cost of (a) straight-line amortization through July 31, 2017 and (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which expires on July 31, 2017.

We invest our excess cash in highly liquid investment-grade marketable securities, including corporate commercial paper and U.S. government agency bonds. As of December 31, 2007 and 2006, cash, cash equivalents and investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
December 31, 2007:
Cash and cash equivalents	$10,185,775	$—	$—	$10,185,775
Corporate debt securities	25,357,929	41,367	(7,677)	25,391,619
Asset-backed securities	8,816,085	14,409	—	8,830,494
Auction rate securities	4,000,000	—	—	4,000,000

	$48,359,789	$55,776	$(7,677)	$48,407,888

Percentage of total assets				53.7%

December 31, 2006:
Cash and cash equivalents	$16,402,379	$—	$—	$16,402,379
Corporate debt securities	11,379,784	7,129	—	11,386,913
Asset-backed securities	549,173	57	—	549,230

	$28,331,336	$7,186	$—	$28,338,522

Percentage of total assets				45.6%

We expect to spend approximately $5,600,000 during 2008 to expand our manufacturing facility and for related leasehold improvements and capital equipment. In addition, we are committed contractually to spend approximately $5,300,000, expected to be incurred in 2008, to acquire a technology license related to collagen processing for our VITAGEL product and to purchase related equipment from Allergan. See Note 14 to our consolidated financial statements included in this report. We plan to fund these amounts through liquidation of cash equivalents and investments or from the proceeds of our issuance and sale of additional notes and warrants under our debt facility with LB I Group Inc.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2007 was $35,454,219 compared to $27,094,149 for the year ended December 31, 2006. The increase of $8,360,070 for 2007 reflects primarily our issuance and sale of an aggregate of 12,317,066 shares of our common stock at $2.64 per share to raise aggregate net proceeds of $32,198,758 and notes and warrants for proceeds of $25,000,000 as well as our use of $20,000,000 to pay the cash portion of the repurchase price for the Royalty Trust revenue interest obligation. We have used, and intend to continue using, the net proceeds from our issuances and sales of securities in 2007 for product development, sales force expansion, increase of manufacturing capacity and for working capital and other general corporate purposes. In 2006, we issued and sold 8,819,128 shares of our common stock for net proceeds of $26,573,492.

We do not expect sales to generate cash flows in excess of operating expenses for the foreseeable future, if ever. Until we achieve sales levels to enable us to fund operating expenses, we expect to continue to use cash, cash equivalents and investment proceeds to fund operating and investing activities. As of December 31, 2007, we had cash, cash equivalents and investments of $48,407,888, and we had $20,000,000 available for additional borrowing under our debt facility with LB I Group Inc. We believe our existing cash, cash equivalents and investments, together with amounts available to us under our debt facility, will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon future trading prices for our common stock and the expiration dates of these instruments.

NET CASH USED IN OPERATING ACTIVITIES

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Allergan Purchase Agreement	Leases	Notes Payable Obligations	Total
2008	$6,600,000	$783,239	$—	$7,383,239
2009	—	809,344	—	809,344
2010	—	801,130	—	801,130
2011	—	826,574	—	826,574
2012	—	492,991	25,000,000	25,492,991

	$6,600,000	$3,713,278	$25,000,000	$35,313,278

Leases. We lease office space and equipment under non-cancelable operating leases. During the year ended December 31, 2006, we entered into a 75-month lease for additional office space which commenced June 1, 2006 and terminates July 2012, and extended an existing office space lease from October 2007 until July 2012. We entered into two leases in January 2008 for space located in the Great Valley Corporate Center in Malvern, Pennsylvania. One lease is for approximately 30,900 square feet of unfinished space for a new warehouse. The initial term of this lease is 55 months commencing January 1, 2008, and the initial annual base rent under the lease is approximately $216,125. The other lease is for approximately 4,800 square feet of additional office and laboratory space. The initial term of this lease is 55 months commencing January 1, 2008, and the initial annual base rent under the lease is approximately $43,593. We expect to complete renovations for both the warehouse and the office/laboratory space during the second quarter of 2008. As of December 31, 2007, future minimum rental payments under operating leases are as set forth in the table above under the caption “Leases.”

Notes Payable and Capital Lease Obligations.

On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We initially issued $25,000,000 of our 10% senior secured notes under the facility and used most of the proceeds to repurchase a revenue interest obligation.

Borrowings under the facility are guaranteed by us and one of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to CORTOSS and ALIQUOT. We are required to make quarterly interest only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, provided that interest shall accrue at the rate of 12% per year during the continuance of any event of default and shall be payable on demand. As of December 31, 2007, we expect to incur quarterly interest expense of $625,000 during 2008.

Allergan Agreement. We expect to pay Allergan approximately $6.6 million during the fourth quarter of 2008 for the acquisition of collagen raw material, collagen processing equipment and a technology license for collagen processing know-how under a Supply and License Agreement. We expect to pay the purchase price to Allergan through the use of cash, cash equivalents and/or proceeds from the sale of promissory notes under our debt facility with LB I Group Inc. See Note14 to our consolidated financial statements included in this report for additional information.

Agreement with Kensey Nash Corporation. See above discussion under “OVERVIEW,” above.

RESULTS OF OPERATION

This section should be read in conjunction with the detailed discussion under “Liquidity and Capital Resources.” As noted above, we expect to continue to incur operating losses in the future as we continue our product development efforts.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Product Sales. Product sales for 2007 increased 24% to $58,045,676 as compared to $46,828,047 for the same period in 2006. Sales growth in 2007 was primarily attributable to increased sales of

VITOSS FOAM and VITAGEL product portfolios in the U.S. as we further develop our U.S. field sales network. Approximately 61% and 60% of our product sales during the years ended December 31, 2007 and 2006, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey Nash Corporation (see Note 12 to our consolidated financial statements included in this report for additional information). VITAGEL, which was launched at the start of 2005, contributed approximately 21% of our product sales during the year ended December 31, 2007, as compared to approximately 17% of our product sales during the year ended December 31, 2006.

For the years ended December 31, 2007 and 2006, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBE. The remaining sales, during 2007 and 2006, were a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. Gross profit for the years ended December 31, 2007 and 2006 was $37,502,313 and $29,045,472, respectively. As a percentage of sales, gross profit was 65% for 2007, as compared to 62% for 2006. The increase in the gross margin for 2007 as compared to 2006 primarily reflects improved manufacturing efficiencies and lower VITAGEL royalty expense. Accordingly, our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for the years ended December 31, 2007 and 2006 were $51,080,283 and $46,005,939, respectively, which represents an 11% increase from 2006 to 2007 as compared to a 24% increase in product sales and a 29% increase in gross profit during the same period. Operating expenses for the years ended December 31, 2007 and 2006 include executive severance of $662,000 and $0, respectively, and non-cash compensation expense of $1,220,217 and $1,562,825, respectively, related to stock options, restricted stock grants and restricted stock units. In addition, operating expenses for the year ended December 31, 2007 include a net non-cash charge of $475,770 for non-employee consultant stock options, while 2006 expenses were reduced by a non-cash fair value adjustment of $535,469 for our fully-vested non-employee consultant stock options then outstanding. Operating expenses were 88% and 98% of product sales for 2007 and 2006, respectively.

General and administrative expenses for 2007 increased 20% to $10,700,612 from $8,939,005 for 2006, primarily due to executive severance, legal costs, and charges associated with stock options and restricted stock issued to current and former Board members. General and administrative expenses for 2007 included non-cash employee compensation expense of $839,969, as compared to $631,827 for the year 2006, relating to stock options and restricted stock units awarded to employees. General and administrative expenses were 18% and 19% of product sales for 2007 and 2006, respectively.

Selling and marketing expenses were $33,944,777 for the year ended December 31, 2007, a 19% increase from $28,595,431 for the year ended December 31, 2006. Selling and marketing expenses increased for the year ended December 31, 2007 primarily due to higher salary and benefit costs incurred by expanding our field sales team in order to support the growth of U.S product sales, as well as higher commissions paid in the U.S. as a result of increased product sales in 2007. Our field sales team increased from 92 employees at December 31, 2006, of which 76 were direct sales representatives, to 98 employees at December 31, 2007, of which 83 were direct sales representatives. Selling and marketing expenses for the year ended December 31, 2007 include non-cash employee compensation expense of $306,959 relating to stock options and restricted stock units awarded to employees and a non-cash adjustment of $355,343 for our fully-vested non-employee consultant stock options outstanding. Selling and marketing expenses for the year ended 2006 included non-cash employee compensation expense of $535,646 relating to stock options and restricted stock units awarded to employees, while expenses were reduced by non-cash fair value adjustments of $499,455 for our fully-vested non-employee consultant stock options outstanding. Selling & marketing expenses were 58% and 61% of product sales for 2007 and 2006, respectively.

Research & development expenses decreased 24% to $6,434,894 for the year ended December 31, 2007 from $8,471,503 for the same period in 2006. The decrease for the year ended December 31, 2007 was primarily due to lower costs associated with our CORTOSS product development and U.S. clinical trials. Research & development expenses for 2007 included non-cash employee compensation expense of $73,289, as compared to $395,352 for the year 2006, relating to stock options and restricted stock units awarded to employees. Research & development expenses were 11% and 18% of product sales for 2007 and 2006, respectively.

Net other expense. Net other expense included a charge for the revenue interest obligation repurchase, a gain on an asset sale, interest income, interest expense, revenue interest expense and an income tax benefit. We recorded $16,304,193 and $503,172 of net other expense for the years ended December 31, 2007 and 2006, respectively. The increase in net other expense is primarily a result of the charge for the revenue interest obligation repurchase.

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

As of December 31, 2007, our total exposure to foreign currency risk in U.S. dollar terms was approximately $3,630,000, or 4%, of our total assets. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $363,000 at December 31, 2007.

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

As of December 31, 2007 and 2006, our investments consisted of highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007 our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007. KPMG LLP’s report on the effectiveness of the Company’s internal control over financial reporting appears below.

Antony Koblish	Albert J. Pavucek, Jr.
Chief Executive Officer	Chief Financial Officer

March 17, 2008

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited Orthovita, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orthovita, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Orthovita, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthovita, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 17, 2008

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

Information required by this item is set forth under the caption “Compensation of Executive Officers and Directors” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item not contained in this annual report on Form 10-K will be set forth under the captions “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2007” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

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

The information called for by this item not contained in this annual report on Form 10-K will be set forth under the caption “Ratification of Appointment of Independent Registered Public Accountants” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

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

Date: March 17, 2008	ORTHOVITA, INC.

	By:	/s/ ANTONY KOBLISH
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ANTONY KOBLISH	Chief Executive Officer, President and Director (principal executive officer)	March 17, 2008

/s/ DAVID FITZGERALD	Chairman	March 17, 2008

/s/ ALBERT J. PAVUCEK, JR.	Chief Financial Officer (principal financial and accounting officer)	March 17, 2008

/s/ R. SCOTT BARRY	Director	March 17, 2008

/s/ MORRIS CHESTON, JR.	Director	March 17, 2008

/s/ MARY E. PAETZOLD	Director	March 17, 2008

/s/ PAUL G. THOMAS	Director	March 17, 2008

/s/ WILLIAM E. TIDMORE, JR.	Director	March 17, 2008

/s/ PAUL T. TOUHEY, JR.	Director	March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited the accompanying consolidated balance sheets of Orthovita, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orthovita, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orthovita, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 17, 2008

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,185,775	$16,402,379
Short-term investments	38,222,113	11,936,143
Accounts receivable, net of allowance for doubtful accounts of $217,717 and $202,130, respectively	8,437,917	8,755,068
Inventories	15,611,769	9,444,483
Prepaid revenue interest expense	—	570,534
Other current assets	633,058	356,005

Total current assets	73,090,632	47,464,612
Property and equipment, net	8,252,394	5,294,880
License right intangible	8,149,608	9,000,000
Other assets	724,504	455,819

Total assets	$90,217,138	$62,215,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$—	$695,103
Current portion of capital lease obligations	—	89,745
Accounts payable	4,151,145	1,793,931
Accrued compensation and related expenses	2,284,191	1,953,553
Other accrued expenses	4,846,247	3,632,043

Total current liabilities	11,281,583	8,164,375
LONG-TERM LIABILITIES:
Other long-term liabilities	158,016	174,613
Notes payable, net of debt discount of $1,104,624 and $0, respectively	23,895,376	1,338,073
Capital lease obligations	—	289,267
Revenue interest obligation	—	7,167,700
Derivative liability associated with non-employee stock options	352,746	1,819,761

Total long-term liabilities	24,406,138	10,789,414

Total liabilities	35,687,721	18,953,789
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000,000 shares authorized, 75,683,840 and 61,312,332 shares issued and outstanding	756,838	613,123
Additional paid-in capital	219,444,149	178,555,247
Accumulated deficit	(165,919,937)	(136,037,774)
Accumulated other comprehensive income	248,367	130,926
Total shareholders’ equity	54,529,417	43,261,522

Total liabilities and shareholders’ equity	$90,217,138	$62,215,311

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007	2006	2005
PRODUCT SALES	$58,045,676	$46,828,047	$34,679,298
COST OF SALES	20,543,363	17,782,575	12,651,578

GROSS PROFIT	37,502,313	29,045,472	22,027,720

OPERATING EXPENSES:
General and administrative	10,700,612	8,939,005	6,661,628
Selling and marketing	33,944,777	28,595,431	21,126,567
Research and development	6,434,894	8,471,503	7,166,887
Total operating expenses	51,080,283	46,005,939	34,955,082

Operating loss	(13,577,970)	(16,960,467)	(12,927,362)
GAIN ON SALE OF PRODUCT LINE AND RELATED ASSETS	372,375	—	—
CHARGE FOR REPURCHASE OF REVENUE INTEREST OBLIGATION	(16,605,029)	—	—
INTEREST EXPENSE	(1,342,173)	(245,492)	(320,891)
REVENUE INTEREST EXPENSE	(756,703)	(1,179,466)	(989,287)
INTEREST INCOME	1,759,357	921,786	874,199

LOSS BEFORE INCOME TAX	(30,150,143)	(17,463,639)	(13,363,341)
INCOME TAX BENEFIT	267,980	—	—

NET LOSS	$(29,882,163)	$(17,463,639)	$(13,363,341)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.44)	$(0.33)	$(0.28)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	67,181,349	53,353,539	48,106,705

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Loss	Total
BALANCE, DECEMBER 31, 2004	1	471,462	138,797,392	—	(105,210,794)	465,821	—	34,523,882
Exercise of Common Stock options and warrants to purchase 84,642 shares of Common Stock and 26,959 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	1,116	304,413	—	—	—	—	305,529
Issuance of 9,667 shares of Common Stock for services	—	97	37,996	—	—	—	—	38,093
Issuance of Common Stock options for services	—	—	146,313	—	—	—	—	146,313
Conversion of 117 shares of Series A Preferred Stock into 685,816 shares of Common Stock	(1)	6,858	(6,857)	—	—	—	—	—
Issuance of 20,928 shares of Common Stock under restricted stock award	—	209	89,782	(89,991)	—	—	—	—
Amortization of deferred compensation	—	—	—	9,000	—	—	—	9,000
Sale of 4,318,182 shares of Common Stock, net	—	43,182	12,886,364	—	—	—	—	12,929,546
Comprehensive loss:

Net loss	—	—	—	—	(13,363,341)	—	$(13,363,341)	(13,363,341)

Other comprehensive loss:

Unrealized gain on investments	—	—	—	—	—	9,696	9,696	9,696

Currency translation adjustment	—	—	—	—	—	(223,062)	(223,062)	(223,062)

Comprehensive loss	—	—	—	—	—	—	$(13,576,707)	—

BALANCE, DECEMBER 31, 2005	$—	$522,924	$152,255,403	$(80,991)	$(118,574,135)	$252,455	—	$34,375,656
Exercise of Common Stock options to purchase 148,525 shares of Common Stock and 28,061 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	1,766	562,824	—	—	—	—	564,590
Issuance of 24,192 shares of Common Stock under restricted stock award	—	242	26,514	—	—	—	—	26,756
Reclassification of deferred compensation	—	—	(80,991)	80,991	—	—	—	—
Sale of 8,819,128 shares of Common Stock, net	—	88,191	26,485,301	—	—	—	—	26,573,492
Reclassification of derivative liability associated with non-employee stock options	—	—	(2,267,086)	—	—	—	—	(2,267,086)
Fair value of non-employee consultant stock options exercised during the year	—	—	37,213	—	—	—	—	37,213
Compensation expense related to employee stock options	—	—	1,536,069	—	—	—	—	1,536,069
Comprehensive loss:

Net loss	—	—	—	—	(17,463,639)	—	(17,463,639)	(17,463,639)

Other comprehensive loss:

Unrealized gain on investments	—	—	—	—	—	27,990	27,990	27,990

Currency translation adjustment	—	—	—	—	—	(149,519)	(149,519)	(149,519)

Comprehensive loss	—	—	—	—	—	—	(17,585,168)	—
BALANCE, DECEMBER 31, 2006	$—	$613,123	$178,555,247	$—	$(136,037,774)	$130,926	$—	$43,261,522

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Loss	Total
Exercise of Common Stock options and warrants to purchase 210,625 shares of Common Stock and 42,394 shares of Common Stock purchased under the Employee Stock Purchase Plan	—	2,530	722,725	—	—	—	—	725,255
Issuance of 36,204 shares of Common Stock under restricted stock award	—	362	141,033	—	—	—	—	141,395
Issuance of 3,791 shares of Common Stock for services	—	38	11,372	—	—	—	—	11,410
Issuance of warrants in connection with LBI note payable	—		1,206,460	—	—	—	—	1,206,460
Issuance of 12,317,066 shares of Common Stock, net	—	123,171	32,030,591	—	—	—	—	32,153,762
Issuance of 1,136,364 shares of Common Stock as part of the Paul Capital Royalty Buyout	—	11,364	3,761,365	—	—	—	—	3,772,729
Issuance of 614,063 shares of Common Stock in exchange for non-employee consultant stock options	—	6,140	1,936,644	—	—	—	—	1,942,784
Compensation expense related to employee stock options and restricted stock units	—	110	1,078,712					1,078,822
Comprehensive loss:

Net loss	—	—	—	—	(29,882,163)	—	(29,882,163)	(29,882,163)
Other comprehensive loss:

Unrealized gain on investments	—	—	—	—	—	40,913	40,913	40,913
Currency translation adjustment	—	—	—	—	—	76,528	76,528	76,528
Comprehensive loss	—	—	—	—	—	—	(29,764,722)	—
BALANCE, DECEMBER 31, 2007	$—	$756,838	$219,444,149	$—	$(165,919,937)	$248,367	—	$54,529,417

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
OPERATING ACTIVITIES:
Net loss	$(29,882,163)	$(17,463,639)	$(13,363,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for repurchase of revenue interest obligation	16,605,029	—	—
Depreciation and amortization of discounts and premiums related to investments	756,609	1,447,320	1,515,316
Amortization on license right intangible	850,392	—	—
Amortization on debt discount	101,836	—	—
Amortization of deferred compensation	—	—	9,000
Common stock issued for services rendered	11,410	—	38,093
Common stock options and warrants issued for services rendered	—	125,359	146,313
Compensation related to restricted stock awards, restricted stock units and stock option accounting for employees and non-employees	535,262	1,027,356	—
Charge related to exchange of non-employee stock options for common stock	1,160,724	—	—
Deferred tax benefit	(267,980)	—	—
Provision for doubtful accounts	152,005	86,685	85,561
Gain on sale of product line and related assets	(372,375)	—	—
Loss on disposal of property and equipment	375	—	35,755
Decrease (increase) in -
Accounts receivable	165,146	(2,617,689)	(1,811,576)
Inventories	(6,228,630)	2,478,868	(2,924,990)
Prepaid revenue interest expense	570,534	40,179	(348,559)
Other current assets	(277,053)	33,881	145,462
Other assets	(331,555)	(91,060)	(239,354)
Increase (decrease) in -
Accounts payable	2,393,340	(2,485,916)	2,340,388
Accrued compensation and related expenses	330,638	542,557	170,171
Other accrued expenses	(430,567)	847,309	786,891
Other long-term liabilities	(16,597)	(8,831)	17,740

Net cash used in operating activities	(14,173,620)	(16,037,621)	(13,397,130)

INVESTING ACTIVITIES:
Purchase of investments	(61,050,117)	(17,826,431)	(21,105,775)
Proceeds from sale and maturity of investments	35,640,156	24,875,000	20,915,000
Prepayment of product royalty	—	(9,000,000)	—
Purchases of property and equipment	(2,605,825)	(1,378,271)	(1,470,080)
Proceeds from sale of product line	458,480	—	—
Proceeds from sale of property and equipment	—	3,178	—

Net cash used in investing activities	(27,557,306)	(3,326,524)	(1,660,855)

FINANCING ACTIVITIES:
Repayment of notes payable	(2,033,176)	(650,289)	(488,806)
Repayments of capital lease obligations	(391,622)	(77,594)	(34,586)
Repayment of revenue interest obligation	(20,000,000)	—	—
Proceeds from notes payable	25,000,000	683,950	1,572,514
Proceeds from sales of common stock and warrants, net	32,153,762	26,573,492	12,929,546
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	725,255	564,590	305,529

Net cash provided by financing activities	35,454,219	27,094,149	14,284,197

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	60,103	(162,319)	(223,062)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,216,604)	7,567,685	(996,850)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,402,379	8,834,694	9,831,544

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,185,775	$16,402,379	$8,834,694

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

In addition, we employ in-house research and development in support of biomaterial and biologic technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) to develop and commercialize synthetic-based biomaterial products, and we market VITAGEL under a license with Angiotech Pharmaceuticals (U.S.) Inc., (“Angiotech”), and continue to pursue similar relationships with other biomaterials companies.

In the U.S., we have assembled a field sales network of direct sales representatives and independent non-stocking distributors in order to market VITOSS, VITAGEL, the IMBIBE® Bone Marrow Aspiration System and the CELLPAKER® Plasma Collection System. Outside of the U.S., we primarily utilize a network of independent stocking distributors to market VITOSS, CORTOSS, ALIQUOT® Delivery System, VITAGEL and CELLPAKER.

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

Net Loss Per Common Share

We have presented net loss per common share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share excludes securities exercisable for or convertible into shares of Common Stock, and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as Preferred Stock and Common Stock options and warrants. As of December 31, 2007, 2006 and 2005, no shares of Preferred Stock were outstanding.

Common Stock options and warrants exercisable to purchase 8,022,051, 9,124,280, and 8,671,183 shares were excluded from our computation of diluted net loss per common share for the years ended December 31, 2007, 2006 and 2005, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

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

A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. In accordance with SFAS No. 2, “Accounting for Research and Development Costs” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense.

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

Revenue Interest Obligation

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”) (see Note 7). In March 2002, we amended the original financing, which resulted in a one time increase to the revenue interest obligation of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700. The revenue interest obligation is accounted for in accordance with Emerging Issues Task Force Issues (“EITF”) No. 88-18, “Sales of Future Revenues”. On July 30, 2007, we repurchased the revenue interest obligation from Royalty Trust. As a result, we are no longer obligated to pay royalties on our products subject to the revenue interest obligation, including VITOSS and CORTOSS. The repurchase price for the revenue interest obligation consisted of a payment of $20,000,000 in cash and 1,136,364 shares of our common stock valued at $3.32 per share, which was the market price per share on the date of the transaction. As a result of the repurchase, we recorded a charge of $16,605,029 during the year ended December 31, 2007 to account for the difference between the repurchase price valued at $23,772,729 and the $7,167,700 carrying value of the revenue interest liability on our Consolidated Balance Sheet as of the date of the transaction. In connection with the repurchase, Royalty Trust assigned to us all of its interest under the agreements relating to the revenue interest obligation, effectively terminating the security interest in certain of our assets and the pledge of stock of our wholly-owned subsidiary that we had granted Royalty Trust to secure our obligations under the revenue interest agreement.

The products that were subject to the revenue interest have only been approved or cleared and marketed for the past several years or are still under development. For these reasons, as of July 29, 2007, we could not make a reasonable estimate of future revenues and payments that could have become due to Royalty Trust under this financing. Accordingly, we did not amortize any portion of the liability attributable to the revenue interest obligation, and we charged revenue interest expense in accordance with EITF No. 88-18 for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation were recognized (see Note 7). Revenue interest expense of $756,703, $1,179,466 and $989,287 has been recorded for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The following table sets forth the total stock-based compensation expense resulting from the adoption of SFAS No. 123R included in our Consolidated Statements of Operations for the years ended December 31, 2007 and 2006.

	Year Ended December 31, 2007	Year Ended December 31, 2006
OPERATING EXPENSES:
General and administrative	$690,723	$605,071
Selling and marketing	306,959	535,866
Research and development	81,140	395,132

Total operating expenses	$1,078,822	$1,536,069

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

The following table presents the pro forma compensation cost for our awards had they been recognized under SFAS No. 123.

Year Ended December 31, 2005
Net loss:
As reported	$(13,363,341)
Stock-based employee compensation expense included in reported net loss	9,000

Total stock-based employee compensation expense determined under the fair value-based method for all stock options	(8,839,455)

Pro forma	$(22,193,796)

Basic and diluted net loss per share:
As reported	$(0.28)

Pro forma	$(0.46)

The fair value of stock-based awards for all outstanding and unvested stock option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.64%	4.74%	4.32%
Expected Volatility	54%	60%	81%
Dividend yield	0%	0%	0%
Expected life	5 years	5 years	6 years

The weighted average fair value of options granted in 2007, 2006 and 2005 was $1.61, $2.02 and $2.70, respectively.

For the years ended December 31, 2007, 2006 and 2005, we calculated historical volatility based upon the daily closing prices of our Common Stock as quoted on the Nasdaq Global Market (“Nasdaq”) or Nasdaq Europe (for closing prices prior to August 2, 2000, our date of listing on Nasdaq), over a prior period having a term equal to the expected life of the stock options. The change in historical volatility for the year ended December 31, 2006 from 2005 was primarily due to a decrease in the expected life of the options from six years for the years ended December 31, 2005 to five years for the year ended December 31, 2006.

The Company’s Board of Directors approved the acceleration of vesting for all “out-of-the-money” unvested stock options held by current employees, officers or directors on November 29, 2005 under the Company’s 1993 Stock Option Plan and Amended and Restated 1997 Equity Compensation Plan. An option was considered “out-of-the-money” if the stated exercise price was greater than $3.50 per share, the closing sale price of the Company’s Common Stock on November 29, 2005. As a result of this action, vesting of options to purchase approximately 1,110,000 shares of our Common Stock was accelerated. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that might be recorded in future periods following our adoption of SFAS No. 123R. The pro forma table above for the year ended December 31, 2005 includes this 2005 acceleration. If vesting of options had not been accelerated, the expense related to these options would have been as follows: $1,600,000 in 2006, $1,400,000 in 2007, $1,200,000 in 2008 and $800,000 in 2009.

The pro forma compensation charge presented above may not be representative of that to be expected in the future years to the extent that additional stock options are granted and the fair value of the common stock increases or decreases.

Research & Development Costs

In accordance with SFAS No. 2 “Accounting for Research and Development Costs”, we expense all research and development expenses as incurred.

Foreign Currency Translation

The functional currency for the Company’s branch operation in Europe is the Euro. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities related to this foreign operation are translated at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are accumulated as a separate component of shareholders’ equity (accumulated other comprehensive income). Foreign currency transaction gains and losses, if any, are included in results of operations.

Supplemental Cash Flow Information

During 2007, we issued five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share in connection with entering into a senior secured note purchase facility and issuing a note thereunder. Of these warrants, warrants to purchase 733,138 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of notes under the facility.

During 2007, 2006 and 2005, respectively, we issued options and/or warrants for the purchase of 0, 40,000 and 48,398 shares of Common Stock with various exercise prices to certain vendors in consideration for services valued at $0, $125,357 and $146,313, respectively. We recorded a non-cash adjustment in 2007 and 2006 for the change in fair market value of our fully-vested non-employee consultant stock options outstanding. See Note 3.

During 2007, we exchanged 614,063 non employee stock options for shares of our common stock. We recorded a non-cash charge of $1,160,725 for the year ended December 31, 2007 as a result of these exchanges.

In 2005, we issued 9,667 shares of Common Stock, respectively, valued at $38,093, pursuant to a clinical assessment agreement.

During the years ended December 31, 2007, 2006 and 2005, we made restricted stock awards of 36,204, 24,192 and 20,928 shares to our non-employee directors in consideration of their services. The awards were valued at $104,992, $85,160 and $89,991 for the years ended December 31, 2007, 2006 and 2005, respectively, and are subject to certain vesting provisions.

In 2007 and 2006, we incurred capital lease obligations of $12,610 and $322,469, respectively.

In 2007, 2006 and 2005, cash paid for interest expense and revenue interest expense aggregated $1,358,934, $1,424,958 and $1,074,197, respectively.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159), which allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial statements and related disclosures.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2007 presentation.

3. Accounting for Derivative Liability Associated With Non-Employee Stock Options:

Accounting for Stock Options Issued to Non-employees

During the year ended December 31, 2006, we granted options for the purchase of an aggregate of 25,000 shares of Common Stock with various exercise prices to certain consultants in consideration for services. The $80,403 aggregate grant date fair value of these options for 2006, was included in selling and marketing expenses in our Consolidated Statements of Operations during the applicable period. Additionally, during the years ended December 31, 2006, we granted options for the purchase of an aggregate of 15,000 shares of Common Stock with various exercise prices to certain consultants in consideration for research and development services. The $44,954 aggregate grant date value of these options was included in research and development expenses in our Consolidated Statements of Operations during 2006. These stock options were for services rendered, were fully vested on the date of grant and were valued using the Black-Scholes model on the respective dates of their grant.

Historically, the common stock purchase options we have granted to non-employee consultants as compensation for services rendered were fully vested on the date of the grant. Upon adoption of SFAS No. 123R, during the service and vesting period, these options are accounted for under SFAS No. 123R. However, once the service period terminates, these options are then accounted for in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. In certain circumstances, these awards may have to be settled in cash. Accordingly, effective January 1, 2006, we reclassified from equity to liabilities the aggregate fair value of our fully-vested non-employee consultant stock options that were outstanding as of January 1, 2006. In addition, we are required to record a fair value adjustment at the end of each quarter for the change in the fair value of our fully-vested non-employee consultant stock options outstanding.

The following table sets forth the change in fair value of our fully vested non-employee consultant stock options outstanding included in our Consolidated Statements of Operations for the years ended December 31, 2007 and 2006. The change in fair value was recorded as a reduction in expenses for the years ended December 31, 2007 and 2006 as indicated below.

	Year Ended December 31, 2007	Year Ended December 31, 2006
OPERATING EXPENSES:
General and administrative	$—	$(25,088)
Selling and marketing	(675,362)	(499,455)
Research and development	—	(10,926)

Total operating expenses	$(675,362)	$(535,469)

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

On January 1, 2006, we recorded the fair value of our outstanding non-employee consultant stock options as a reduction to additional paid in capital and an increase to our derivative liability in the amount of $2,267,086. The table below summarizes the changes in our derivative liability associated with non-employee consultant stock options for the period from January 1, 2006 through December 31, 2007.

Balance as of January 1, 2006	$2,267,086

Fair value of non-employee consultant stock options issued during the year ended December 31, 2006	125,357

Fair value of non-employee consultant stock options exercised during the year ended December 31, 2006	(37,213)

Fair value adjustment as of December 31, 2006	(535,469)

Balance as of December 31, 2006	$1,819,761

Fair value of non-employee consultant stock options exchanged for common stock during the year ended December 31, 2007	(782,060)

Fair value of non-employee consultant stock options expired or relinquished during the year ended December 31, 2007	(9,593)

Fair value adjustment as of December 31, 2007	(675,362)

Balance as of December 31, 2007	$352,746

The fair value of our derivative liability associated with non-employee consultant stock options was estimated using the Black-Scholes option pricing model. The weighted average fair value of our non-employee consultant stock options outstanding was $1.59 and $2.02, which was based on the closing price of our stock as quoted on Nasdaq on December 31, 2007 and 2006, which was $3.49 and $3.63 per share, respectively, and the following weighted average assumptions as of December 31, 2007 and 2006:

	2007	2006
Risk-free interest rate	3.4%	4.7%
Volatility	45%	60%
Dividend yield	0%	0%
Life	5 years	5 years

During the year ended December 31, 2007 we exchanged options to purchase 614,063 shares of our common stock for 614,063 common shares for our non-employee consultants. In connection with this exchange, we incurred a non-cash charge of $1,160,724. The value of the non-employee consultant stock options was $782,060 and the value of the common stock issued was $1,942,784.

As of December 31, 2007, our non-employee consultants held fully-vested stock options to purchase 205,473 shares of our Common Stock, at an average exercise price of $3.20 per share and an average remaining term of approximately five years. We have classified this liability as non-current as management does not believe that it will need to be satisfied using current assets within the next twelve months.

4. Cash, Cash Equivalents and Investments:

We invest excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of December 31, 2007 and 2006, cash, cash equivalents and investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
December 31, 2007:
Cash and cash equivalents	$10,185,775	$—	$—	$10,185,775
Corporate debt securities	25,357,929	41,367	(7,677)	25,391,619
Asset-backed securities	8,816,085	14,409	—	8,830,494
Auction rate securities	4,000,000	—	—	4,000,000

	$48,359,789	$55,776	$(7,677)	$48,407,888

December 31, 2006:
Cash and cash equivalents	$16,402,379	$—	$—	$16,402,379
Corporate debt securities	11,379,784	7,129	—	11,386,913
Asset-backed securities	549,173	57	—	549,230

	$28,331,336	$7,186	$—	$28,338,522

Amortization of discounts and premiums related to investments resulted in income of $832,214 and $119,197 recorded for the year ended December 31, 2007 and 2006, respectively. Amortization of discounts and premiums related to investments resulted in expense of $235,981 for the year ended December 31, 2005.

5. Inventories:

As of December 31, 2007 and 2006, inventories consisted of the following:

	December 31
	2007	2006
Raw materials	$2,647,695	$684,724
Work-in-process	4,393,537	4,586,604
Finished goods	8,570,537	4,173,155

	$15,611,769	$9,444,483

6. Property and Equipment:

As of December 31, 2007 and 2006, property and equipment consisted of the following:

	December 31
	2007	2006
Machinery and equipment	$7,137,781	$6,155,097
Furniture and computer, sales, marketing and office equipment	4,520,273	3,676,100
Leasehold improvements	7,853,113	5,142,603

	19,511,167	14,973,800
Less – Accumulated depreciation and amortization	(11,258,773)	(9,678,920)

	$8,252,394	$5,294,880

Total assets under capital lease were $0 and $430,451 with related accumulated amortization of $0 and $53,525 at December 31, 2007 and 2006, respectively (see Note 8). Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $1,588,823, $1,566,517 and $1,279,335, respectively.

7. Revenue Interest Obligation:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”), which provided for the payment of revenue interest to Royalty Trust. The net proceeds from the financing were first allocated to the fair value of the Common Stock on the date of the transaction (which was $4,777,893), and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with Emerging Issues Task Force Issues No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the revenue interest obligation of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700. On July 30, 2007, we repurchased the revenue interest obligation from Royalty Trust. As a result, we are no longer obligated to pay royalties on our products subject to the revenue interest obligation, including VITOSS and CORTOSS. The repurchase price for the revenue interest obligation consisted of a payment of $20,000,000 in cash and 1,136,364 shares of our common stock valued at $3.32 per share, which was the market price per share on the date of the transaction. As a result of the repurchase, we recorded a charge of $16,605,029 during the year ended December 31, 2007 to account for the difference between the repurchase price valued at $23,772,729 and the $7,167,700 carrying value of the revenue interest liability on our Consolidated Balance Sheet as of the date of the transaction. In connection with the repurchase, Royalty Trust assigned to us all of its interest under the agreements relating to the revenue interest obligation, effectively terminating the security interest in certain of our assets and the pledge of stock of our wholly-owned subsidiary that we had granted Royalty Trust to secure our obligations under the revenue interest agreement.

The revenue interest agreement provided for Royalty Trust to receive 3.5% on the first $100,000,000 of annual sales, reducing to 1.75% of annual sales in excess of $100,000,000, of certain of our products, including VITOSS, CORTOSS and any structural bioactive device, in North America and Europe through 2016, subject to certain adjustments. This revenue interest percentage was subject to increase to a maximum of 4.375% on that portion of product sales that specifically relates to VITOSS and CORTOSS, if we failed to meet contractually specified levels of annual net sales of products for which Royalty Trust is entitled to receive its revenue interest. Since we failed to meet the specified annual net sales levels, Royalty Trust received 4.375% on that portion of product sales that specifically related to VITOSS and CORTOSS during 2006, 2005 and 2004.

Throughout the term of the Royalty Trust revenue interest agreement, we were required to make advance payments on the revenue interest obligation at the beginning of each year. In February 2005, the revenue interest agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2005 from $3,000,000 to $1,600,000. Of the $1,600,000 paid to

Royalty Trust in 2005, $989,287 was earned in 2005 and the balance of $610,713 was repaid to us in April 2006. In December 2005, the revenue interest agreement with Royalty Trust was again amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. Of the $1,750,000, $1,179,466 was earned in 2006 and the balance of $570,534 was repaid to us in January 2007. In March 2007, the revenue interest agreement with Royalty Trust was further amended by mutual agreement to reduce the advance payment for 2007 from $3,000,000 to $1,750,000. As a result, in March 2007, Royalty Trust returned to us $1,250,000 of the $3,000,000 advance payment for 2007 that we had previously paid Royalty Trust in January 2007. As a result of our repurchase of the revenue interest from Royalty Trust on July 30, 2007, Royalty Trust retained $756,703 of the 2007 advance payment for revenue interest owed to Royalty Trust as of the repurchase date, and returned the $993,297 balance to us.

The products that were subject to the revenue interest agreement have been approved and launched at various times over the last several years or are still under development. For these reasons, as of December 31, 2006, we could not make a reasonable estimate of future revenues and payments that could become due to Royalty Trust under this financing. Accordingly, we did not amortize any portion of the liability attributable to the revenue interest obligation, and we charged revenue interest expense in accordance with EITF No. 88-18 for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation were recognized. Revenue interest expense of $756,703, $1,179,466 and $989,287 was recorded for the years ended December 31, 2007, 2006 and 2005, respectively.

8. Notes Payable and Capital Lease Obligations:

Notes Payable

On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We initially issued $25,000,000 of our 10% senior secured notes under the facility and used most of the proceeds to repurchase a revenue interest obligation. Borrowings under the facility are guaranteed by us and one of our wholly-owned subsidiaries. The facility is also secured by a first priority lien on substantially all of our assets, excluding those related to our CORTOSS and ALIQUOT products.

Additionally, we issued five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share in connection with entering into a senior secured note purchase facility and issuing a note thereunder. Of these, warrants to purchase 733,138 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of notes under the facility. The fair market value of the warrants issued in connection with the debt facility was $1,206,400, which was recorded as a debt discount at the date of the transaction. The Company is amortizing the value of the warrants over the five-year term of the note. Interest expense related to the amortization of the debt discount was $101,776 for 2007. The carrying value of the note was $23,895,376 at December 31, 2007.

Under the facility, we must comply with various financial and non-financial covenants. For example, we are required to maintain a minimum cash balance equal to at least 25% of the then outstanding principal amount under the notes in a separate account that is pledged as collateral for the loan. As of December 31, 2007, we must maintain a minimum cash balance of $6,250,000. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions, make investments and pay dividends.

In addition, during July 2002, we entered into a financing arrangement with a lending institution. The arrangement provided individual notes payable with terms of either 35 or 48 months from each individual note’s inception. All of these notes are set forth in the following table:

	2007	2006	2005	2004	2003	Total
Notes payable issued	$25,000,000	$683,950	$1,572,514	$537,974	$292,292	$28,086,730
Annual interest rate (approximate)	10.00%	11.79%	11.19%	11.43%	10.42%	—
Aggregate outstanding balance at December 31, 2007	$25,000,000	—	—	—	—	$25,000,000
Aggregate outstanding balance at December 31, 2006	—	$629,893	$1,227,766	$169,078	$6,439	$2,033,176

Capital Lease Obligations

We had no capital lease obligations as of December 31, 2007. Capital lease obligations as of December 31, 2006 consisted of the following:

December 31 2006
Capital lease obligations	$457,804

Less – amount representing interest	(78,792)
Present value of minimum lease payments	379,012
Less – current portion of minimum lease payments	(89,745)

$289,267

During September 2005, we entered into a $107,982 capital lease financing arrangement. The term of this lease is 60 months with an annual interest rate of 8.00%. The lease is secured by the underlying equipment. As of December 31, 2007 and 2006, the outstanding balance under this arrangement was $0 and $83,255, respectively.

During 2006, we entered into an aggregate of $322,469 of capital leases. The terms of these leases range from 42 months to 60 months with annual interest rates ranging between 11.45% to 13.39%. The leases were secured by the underlying equipment. As of December 31, 2007 and 2006, the outstanding balance under these arrangements was $0 and $295,757, respectively.

During 2007, we entered into an aggregate of $12,610 of capital leases. The terms of this lease is 54 months with annual interest rate of 7.37%. The leases were secured by the underlying equipment. As of December 31, 2007 the outstanding balance under these arrangements was $0.

Borrowing obligation maturities as of December 31, 2007 are as follows:

Notes Payable
2008	$—
2009	—
2010	—
2011	—
2012	25,000,000

Total	$25,000,000

Interest expense on notes payable and capital lease obligations was $1,342,133, $245,492 and $320,891 for the years ended December 31, 2007, 2006, and 2005, respectively.

9. Other Accrued Expenses:

As of December 31, 2007 and 2006, other accrued expenses consisted of the following:

	December 31
	2007	2006
Commissions payable	$1,093,231	$925,030
Building improvements	1,084,494	—
Royalties payable	352,704	371,842
Accrued professional fees	1,179,306	800,279
Interest payable	625,000	—
Clinical expenses	81,993	653,508
Other	429,519	881,384

	$4,846,247	$3,632,043

10. Profit Sharing Plan:

The Company has a Section 401(k) plan for all qualified employees, as defined. Company contributions are discretionary and determined annually and were $479,580, $390,669 and $292,356 for the years ended December 31, 2007, 2006 and 2005, respectively.

11. Shareholders’ Equity:

Common Stock

In July 2007, we sold 12,317,066 shares of our common stock in a private placement transaction for net proceeds of $32,198,758. We also issued 1,136,364 shares of our common stock in July 2007 as partial consideration for the repurchase of our revenue interest obligation to Royalty Trust (See Note 7). Also, during the year ended December 31, 2007, we incurred costs of $44,996 associated with prior sales of our Common Stock.

During the years ended December 2007, we issued 3,791 shares of Common Stock valued at $11,410, for consulting services rendered, pursuant to consultant services agreements.

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

Restricted Stock and Restricted Stock Units

In March 2007, we issued an aggregate of 318,332 restricted common stock units valued at $1,040,946 to certain employees. These units vest 50% on each of the second and fourth anniversaries of the date of issuance. Compensation expense related to these restricted common stock units for the year ended December 31, 2007 was $290,066.

During the years ended December 31, 2007, 2006 and 2005 we made restricted stock awards aggregating 36,204, 24,192 and 20,928 shares, respectively, to our non-employee directors in consideration for their services. The aggregate value of the 2007, 2006 and 2005 awards was $104,992,

$89,994 and $89,991, respectively, and vest generally on the fifth anniversary of grant or earlier upon a change of control of the Company or when a director no longer serves on our board of directors. Compensation expense related to these restricted stock awards for the years ended December 31, 2007, 2006 and 2005 was $141,395, $26,756 and $9,000, respectively.

There was $724,364 of unrecognized cost related to unvested restricted stock and restricted stock units as of December 31, 2007 which is expected to be recognized over a weighted average period of approximately 1.4 years.

Equity Compensation Plan

We have an equity compensation plan (the “Plan”) that provide for incentive and nonqualified stock options, restricted stock awards, restricted stock units and other equity incentives to be granted to directors, employees, and consultants. The Plan has been approved by our shareholders.

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

In July 2007, we issued options to purchase an aggregate 50,000 shares of common stock to two new non-employee directors appointed to our board of directors. These options have an exercise price equal to $3.32 per share, are fully vested upon grant and expire 10 years after the date of grant.

There was $1,231,980 of unrecognized compensation cost related to unvested employee stock options as of December 31, 2007 which is expected to be recognized over a weighted average period of approximately 1.4 years.

As of December 31, 2007, there were 13,850,000 shares authorized for issuance under our Plan.

As of December 31, 2007, there were 4,138,258 options available for grant under the Plans and 4,467,123 exercisable options outstanding with a weighted average exercise price of $3.79 per share.

For all outstanding options, the weighted average exercise price per share is $3.74 with a weighted average remaining contractual life of approximately six years and an aggregate intrinsic value of $952,106.

For all exercisable options, the weighted average exercise price per share is $3.04 with a weighted average remaining contractual life of approximately six years and an aggregate intrinsic value of $952,106.

Summary stock option information is as follows:

	Aggregate Number	Aggregate Exercise Price	Exercise Price Range	Weighted Average Exercise Price
Outstanding, December 31, 2004	6,587,878	$25,377,428	$1.65 – 11.63	$3.85
Granted	1,363,641	5,117,943	3.10 – 4.30	3.75
Exercised	(82,200)	(218,717)	1.73 – 3.18	2.66
Cancelled	(308,923)	(1,239,972)	2.42 – 11.63	4.01

Outstanding, December 31, 2005	7,560,396	$29,036,682	$1.65 – 11.25	$3.84
Granted	881,187	3,306,992	3.67 – 3.89	3.75
Exercised	(148,525)	(462,337)	2.98 – 3.13	3.11
Cancelled	(279,565)	(1,052,973)	3.56 – 4.05	3.77

Outstanding, December 31, 2006	8,013,493	$30,828,364	$1.65 – 11.25	$3.84
Granted	477,050	2,648,766	2.59 – 3.67	3.19
Exercised	(234,236)	(582,700)	1.85 – 3.36	2.49
Cancelled	(2,844,567)	(10,789,527)	1.65 – 7.25	3.76

Outstanding, December 31, 2007	5,411,740	$20,260,112	$1.65 – 11.25	$3.74

Additional information regarding stock options as of December 31, 2007 is as follows:

Exercise Price Range	Number of Options Outstanding
$1.69 – $1.98	31,500
2.12 – 2.49	205,650
2.59 – 2.99	330,665
3.00 – 3.23	1,032,415
3.26 – 3.99	2,012,052
4.00 – 4.25	154,500
4.26 – 4.48	1,250,283
4.51 – 4.90	108,000
5.00 – 5.75	245,375
6.00 – 11.25	41,300

5,411,740

During 2006 and 2005, we granted stock options to certain consultants in consideration for various services (see “Accounting for Derivative Liability Associated with Non-Employee Stock Options”, above in Note 3).

Employee Stock Purchase Plan

In November 1998, an Employee Stock Purchase Plan (the “ESPP”) was established to provide eligible employees an opportunity to purchase our Common Stock. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase Common Stock. Through December 31, 2005, the per share purchase price was 85% of the lower closing price on the first or last trading day of each calendar quarter. However, effective January 1, 2006, the per share purchase price is 95% of the closing price on the last trading day of each calendar quarter. The amount that may be offered pursuant to the ESPP is 300,000 shares of our Common Stock. There were 42,394, 28,061 and 26,959 shares purchased under the ESPP during 2007, 2006 and 2005, respectively, for cash proceeds of $125,055, $102,253 and $86,812, respectively. As of December 31, 2007, there were 93,706 shares of Common Stock available for purchase under the ESPP.

Common Stock Purchase Warrants

On July 30, 2007, we issued five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share in connection with entering into a senior secured note purchase facility (See Note 8). Of these, warrants to purchase 733,138 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of notes under the facility.

Common stock purchase warrant information as of December 31, 2007 is as follows:

	Number of Warrant Shares Outstanding	Exercise Price Range	Expiration
	996,787	$3.61	June 2008
	104,000	$2.80	October 2008
	1,466,276	$3.41	July 2012

Total	2,567,063	$2.80 - $ 3.61

The weighted average exercise price for all outstanding warrants is $3.46 per share.

During the year ended December 31, 2007, warrants to purchase 10,000 shares of Common Stock were exercised for gross proceeds of $17,500.

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

12. Product Sales:

For the years ended December 31, 2007, 2006 and 2005, product sales by geographic market were as follows:

	Year Ended December 31
	2007	2006	2005
United States	$53,967,987	$43,509,572	$32,228,872
Outside the United States	4,077,689	3,318,475	2,450,426

Total product sales	$58,045,676	$46,828,047	$34,679,298

Approximately 61%, 60% and 60% of our product sales during the years ended December 31, 2007, 2006 and 2005, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 14). VITAGEL, which was launched at the start of 2005, contributed approximately 21% of our product sales during the year ended December 31, 2007, as compared to approximately 17% and 9% of our product sales during the year ended December 31, 2006 and 2005, respectively.

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

The asset and liability method requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of our deferred tax assets, with the exception of the Texas margin tax credit, as it is we have determined not more likely than not to be realized given our history of operating losses. The deferred tax asset primarily includes net operating loss and tax credit carryforwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in the accompanying Statements of Operations but have been recorded as assets for income tax purposes.

The components of income taxes are as follows:

	Year Ended December 31
	2007	2006	2005
Current	$35,000	$—	$—
Deferred	(11,177,076)	(6,594,987)	(6,138,066)

	(11,142,076)	(6,594,987)	(6,138,066)
Valuation allowance	$10,874,096	$6,594,987	$6,138,066

Income tax benefit	$(267,980)	$—	$—

A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes, and the actual provision (benefit) for income taxes follows:

	December 31,
	2007	2006	2005
Federal income tax provision at statutory rate	(34)%	(34)%	(34)%
State taxes (benefit) - Texas Gross Margin Tax	-1%	0%	0%
State income taxes, net of federal income tax provision	-4%	-7%	-9%
Change in valuation allowance	36%	38%	46%
Non-deductible expenses	2%	4%	1%
Other	0%	-1%	-4%

Actual income tax provision (benefit) effective tax rate	-1%	0%	0%

Components of our deferred tax asset as of December 31, 2007 and 2006 are as follows:

	December 31
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$47,621,946	$34,147,263
Accrued expenses not currently deductible and other	3,153,948	5,824,625
Research and patent costs capitalized for tax purposes	12,220,447	12,228,156
Research and development credits	1,469,118	1,391,318
Texas margin tax temporary credit	302,980	—

	$64,768,439	$53,591,362
Valuation allowance	(64,465,459)	(53,591,362)

Net deferred tax asset	$302,980	$—

On May 18, 2006, the Texas Governor signed into law a Texas margin tax which restructures the state business tax by replacing the taxable capital components of the current franchise tax with a new “taxable margin” component. The Texas margin tax is effective for taxable years ended on or after January 1, 2007. As a result of the Texas margin tax we recognized current state income tax expense of $35,000 and a deferred state income tax benefit of $302,980 for the Texas temporary credit on taxable margin. Under the Texas Margin Tax enacted statute, we have the right to claim a temporary credit against our Texas Margin Tax liability over a 20 year period. As a result, we have recorded a deferred tax asset of $302,980 which is included in Other Assets on our Consolidated Balance Sheet. We have recognized a deferred tax asset related to the Texas tax credit as we believe it will more likely than not to be realized based on projections of future Texas Margin Tax liabilities.

As of December 31, 2007, we had approximately $111,100,000 of federal net operating loss carryforwards, $100,350,000 of state net operating loss carryforwards and $12,100,000 of foreign net operating loss carryforwards. Federal net operating loss carryforwards begin to expire in 2009 while the state net operating carryforwards have begun to expire. The foreign net losses have an unlimited carryforward period. The amount of U.S. federal net operating loss and credit carryforwards which can be utilized in any one period may be limited by federal and state income tax regulations, since a change in ownership as defined in Section 382 and 383 of the Internal Revenue Code may have occurred in prior years. The amount of net operating loss carryforwards which can be utilized in any one period on the Pennsylvania corporate income tax return is limited to the greater of $3,000,000, or 12.5%, of apportioned net taxable income beginning in 2007. Federal and Pennsylvania research and development tax credits of $1,248,488 and $220,630 begin to expire in 2010 and 2014, respectively. The Texas Margin Tax temporary credit of $302,980 has a carryforward period of 20 years.

14. Commitments and Contingencies:

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We entered into two leases in January, 2008 for space located in the Great Valley Corporate Center in Malvern, Pennsylvania. We entered into a lease for approximately 30,900 square feet of unfinished space for a new warehouse space. The initial term of this lease is 55 months commencing January 1, 2008, and the initial annual base rent under the lease is approximately $216,125. In January, 2008, we entered into a lease for approximately 4,800 square feet of additional office and laboratory space. The initial term of this lease is 55 months commencing January 1, 2008, and the initial annual base rent under the lease is approximately $43,593. In April 2007, we entered into a 63-month lease for additional office space which commenced effective May 1, 2007 and terminates July 2012. For the years ended December 31, 2007, 2006 and 2005, lease expense was $689,826, $563,810 and $439,742, respectively. At December 31, 2007, future minimum rental payments under operating leases are as follows:

2008	$783,239
2009	809,344
2010	801,130
2011	826,574
2012	492,991

$3,713,278

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

During the years ended December 31, 2007, 2006 and 2005, we purchased $8,194,360, $3,624,662 and $4,808,552, respectively, of product inventory manufactured by Kensey on our behalf. As of December 31, 2007 and December 31, 2006, we owed Kensey $2,569,004 and $1,277,886, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. All product royalty expense payable to Kensey is included in cost of sales on our Consolidated Statements of Operations as we recognize product sales revenue from our customers.

In addition, we pay royalties to Kensey on our VITOSS Bone Graft Substitute product sales, based on a royalty arrangement that Kensey purchased from the product’s co-inventor effective April 2004, up to an aggregate payment of $5,000,000. From inception of the royalty arrangement through December 31, 2007, we have made aggregate royalty payments of approximately $2,000,000.

Agreement with Allergan

In November 2007, we entered into a supply and license agreement to acquire raw material, equipment and a technology license from Allergan, Inc. and its affiliate Allergan Sales, LLC for an aggregate purchase price of approximately $6,600,000 in cash. We expect to close the transaction and make the purchase price payment in a lump sum on or about October 31, 2008.

The raw material, equipment and license to be acquired from Allergan relate primarily to the production of our VITAGEL product. Under the agreement, Allergan will manufacture and supply specified quantities of collagen to us no later than October 31, 2008. We will also purchase no later than the fourth quarter of 2008 certain collagen production and test equipment from Allergan under the agreement. Additionally, Allergan will grant us a non-exclusive, perpetual, royalty-free, irrevocable license to certain collagen production process technology and know-how.

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

During the years ended December 31, 2006 and 2005, we purchased $64,944 and $3,227,199, respectively, of product inventory from Angiotech, and as of December 31, 2006, we owed Angiotech $52,783 for manufactured product inventory and royalties, which is included in accounts payable and other accrued expenses on the consolidated balance sheet. Amortization of $850,392 was recorded during the year ended December 31, 2007 and is included in cost of sales on the accompanying consolidated statements of operation.

16. Quarterly Financial Data (Unaudited):

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
2007:
Product sales	$13,150,686	$14,851,943	$14,467,687	$15,575,360	$58,045,676
Gross profit	8,441,597	9,778,830	9,619,340	9,662,546	37,502,313
Total operating expenses	11,658,865	12,787,589	11,883,867	14,749,962	51,080,283
Gain on sale of product line and related assets	372,375	—	—	—	372,375
Charge for repurchase of revenue interest obligation	—	—	16,605,029	—	16,605,029
Net interest expense	99,475	161,262	48,017	30,765	339,519
Income Tax (benefit)				(267,980)	(267,980)

Net loss	(2,944,368)	(3,170,021)	(18,917,573)	(4,850,201)	(29,882,163)
Net loss per share, basic and diluted	(0.05)	(0.05)	(0.27)	(0.06)	(0.44)

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
2006:
Product sales	$10,816,956	$11,180,400	$11,023,407	$13,807,284	$46,828,047
Gross profit	7,305,781	6,781,905	6,767,669	8,190,117	29,045,472
Total operating expenses	11,158,010	12,110,058	10,345,678	12,392,193	46,005,939
Net interest expense	75,400	132,490	156,459	138,823	503,172
Net loss	(3,927,629)	(5,460,643)	(3,734,468)	(4,340,899)	(17,463,639)
Net loss per share, basic and diluted	$(0.08)	$(0.10)	$(0.07)	$(0.08)	$(0.33)

17. Valuation and Qualifying Accounts:

Description	Balance, Beginning of Period	Cost and Expenses	Deductions(1)	Balance, End of Period
For the year ended December 31, 2007:
Reserve for doubtful accounts	$202,130	$199,140	$183,553	$217,717

For the year ended December 31, 2006:
Reserve for doubtful accounts	$123,595	$86,685	$8,150	$202,130

For the year ended December 31, 2005:
Reserve for doubtful accounts	$75,681	$85,561	$37,647	$123,595

(1)	Represents write-offs of specific accounts receivable.

18. Gain on Sale of Assets

On February 15, 2007, we sold our assets associated with the Endoskeleton TA Vertebral Body Replacement structural device product line for $458,480, which was recorded as a gain of $372,375 on the sale of assets during the year ended December 31, 2007. As a result of the sale, we no longer manufacture or sell Endoskeleton products. We recorded revenues for the years ended December 31, 2007, 2006 and 2005 of $0, $902,593 and $486,588, respectively, for sales of Endoskeleton products.

EXHIBIT INDEX

Exhibit	Description
3.1	Composite Amended and Restated Articles of Incorporation of the Company, as amended (19)

3.2	Amended and Restated Bylaws of the Company, as amended (19)

4.1	Specimen of Common Stock Certificate of the Company (3)

*10.1	Employment Agreement, dated as of April 30, 2007, by and between the Company and Antony Koblish (17)

*10.2	Employment Agreement, dated as of April 30, 2007, by and between the Company and Albert J. Pavucek, Jr. (17)

*10.3	Employment Letter, dated as of March 12, 1999, by and between the Company and Dr. Maarten Persenaire (4)

*10.4	Confidentiality and Non-Disclosure Agreement by and between the Company and Dr. Maarten Persenaire, dated as of July 3, 2007 (1)

*10.5	Employment Agreement, dated as of August 28, 2001, between the Company and Douglas Low (9)

*10.6	Employment Arrangement between the Company and Christopher Smith (9)

*10.7	Change of Control Agreement, dated as of April 23, 2001 between the Company and David McIlhenny (4)

*10.8	Separation Agreement and General Release between Joseph M. Paiva and the Company effective June 4, 2007 (10)

*10.9	Confidential Separation Agreement and General Release and Amendment to Confidentiality and Non-Disclosure Agreement between Donald L. Scanlan and the Company dated June 25, 2007 (10)

*10.10	Form of Change of Control Agreement between Orthovita and certain officers (6)

*10.11	Form of Indemnification Agreement between the Company and directors (7)

*10.12	2007 Omnibus Equity Compensation Plan (10)

*10.13	Form of Incentive Stock Option Grant (14)

*10.14	Form of Nonqualified Stock Option Grant (14)

*10.15	Form of Restricted Stock Unit Agreement (16)

*10.16	Employee Stock Purchase Plan (2)

*10.17	Summary of Certain Revised Terms of Employee Stock Purchase Plan Designated by the Board of Directors (5)

10.18	Securities Purchase Agreement, dated as of July 30, 2007, among the Company and the Buyers listed on the Schedule of Buyers attached thereto (18)

10.19	Purchase and Sale Agreement, dated as of July 30 2007, between Royalty Securitization Trust I and the Company (18)

10.20	Assignment Agreement, dated as of July 30, 2007, between Royalty Securitization Trust I, Royalty Financial Company LLC, and Paul Capital Royalty Acquisition Fund, L.P., as Assignors, and the Company, as Assignee (18)

10.21	Consent and Release, dated as of July 30, 2007, by Royalty Securitization Trust I, Royalty Financial Company LLC, Paul Capital Royalty Acquisition Fund, L.P., Vita Special Purpose Corp., Vita Licensing, Inc. and the Company (18)

10.22	Securities Disposition Agreement, dated as of July 30, 2007, between the Company and Paul Royalty Fund, L.P. (18)

10.23	Senior Secured Note and Warrant Purchase Agreement, dated as of July 30, 2007, among the Purchasers named therein, the Company, and LB I Group Inc., as Collateral Agent, including form of 10% Senior Secured Promissory Note due July 30, 2012 (18)

10.24	Form of Warrant to Purchase Common Stock of the Company (18)

10.25	Registration Rights Agreement, dated as of July 30, 2007, between the Company and the Purchasers named therein (18)

10.26	Security Agreement, dated as of July 30, 2007, among the Company, the other entities listed on Schedule A thereto, as Pledgors, and LB I Group Inc., as Collateral Agent (18)

10.27	Company Stock Pledge Agreement, dated as of July 30, 2007, by the Company in favor of LB I Group Inc. for the benefit of holders of those certain 10% Senior Secured Promissory Notes described in the Note Purchase Agreement (18)

10.28	Company Intellectual Property Security Agreement, dated as of July 30, 2007, by the Company in favor of LB I Group Inc. for the benefit of holders of those certain 10% Senior Secured Promissory Notes described in the Note Purchase Agreement (18)

10.29	Subsidiary Guaranty Agreement, dated as of July 30, 2007, among Vita Licensing, Inc., Orthovita International Services, Inc., Partisyn Corp. and Vita Special Purpose Corp., as Guarantors, and LB I Group Inc., as Collateral Agent (18)

10.30	Subsidiary Stock Pledge Agreement, dated as of July 30, 2007, by Vita Licensing, Inc. in favor of LB I Group Inc. for the benefit of holders of those certain 10% Senior Secured Promissory Notes described in the Note Purchase Agreement (18)

10.31	Subsidiary Intellectual Property Security Agreement, dated as of July 30, 2007, by each of Vita Licensing, Inc., Orthovita International Services, Inc., Partisyn Corp. and Vita Special Purpose Corp. in favor of LB I Group Inc. for the benefit of holders of those certain 10% Senior Secured Promissory Notes described in the Note Purchase Agreement (18)

10.32	Investor Rights Agreement dated as of July 19, 2002 between the Company and the other parties named therein. (11)

10.33	Form of Securities Purchase Agreement dated as of June 26, 2003 among the Company and the Investors named therein (12)

10.34	Form of Warrant issued to each of the Investors identified in the Securities Purchase Agreement dated as of June 27, 2003 (12)

10.35	Warrant to purchase 66,786 shares of Common Stock issued to SG Cowen Securities Corporation, as Placement Agent (12)

10.36	Warrant to purchase 80,000 shares of Common Stock issued to SG Cowen Securities Corporation, as Placement Agent (12)

10.37	Form of Warrant issued to the Designees of Placement Agent SmallCaps Online Group, LLC (11)

10.38	Development, Manufacturing and Supply Agreement dated as of March 25, 2003 between the Company and Kensey Nash Corporation (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2) (13)

10.39	Amendment to Development, Manufacturing and Supply Agreement dated as of March 25, 2003 between the Company and Kensey Nash Corporation (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2) (8)

10.40	Fifth Amendment to the Development, Manufacturing and Supply Agreement between the Company and Kensey Nash Corporation dated as of February 21, 2007 (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2) (1)

10.41	Amended and Restated License Agreement dated as of December 29, 2006 between the Company and Angiotech Pharmaceuticals (U.S.), Inc. (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2) (6)

10.42	Royalty Sale Agreement dated as of December 29, 2006 between the Company and Angiotech Pharmaceuticals (U.S.), Inc. (15)

10.43	Supply and License Agreement, dated as of November 5, 2007, by and between Allergan, Inc. and Allergan Sales, LLC and Orthovita, Inc. (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2) (1)

21.1	Subsidiaries (1)

23.1	Consent of KPMG LLP (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
(1)	Filed herewith.
(2)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-51689) filed on June 15, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,

2006 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 23, 2002 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 8, 2003 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 30, 2004 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 28, 2005 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2006 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 12, 2007 and incorporated herein by reference.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2007 and incorporated herein by reference.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 31, 2007 and incorporated herein by reference.
(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 27, 2007 and incorporated herein by reference.