Form 10-Q
period 2008-03-31
ORTHOVITA INC
filed 2008-05-08
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008.

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    (Do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class

Outstanding as of May 7, 2008

Common Stock, par value $.01

75,839,214 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,149,257	$10,185,775
Short-term investments	29,725,987	38,222,113
Accounts receivable, net of allowance for doubtful accounts of $366,841 and $217,717, respectively	8,385,843	8,437,917
Inventories	16,491,516	15,611,769
Other current assets	710,244	633,058

Total current assets	64,462,847	73,090,632

Long-term investments	2,519,355	—
Property and equipment, net	9,274,267	8,252,394
License Right Intangible, net	7,937,010	8,149,608
Other assets	771,382	724,504

Total assets	$84,964,861	$90,217,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	3,715,167	4,151,145
Accrued compensation and related expenses	1,421,484	2,284,191
Other accrued expenses	4,228,663	4,846,247

Total current liabilities	9,365,314	11,281,583

LONG-TERM LIABILITIES:
Other long-term liabilities	163,298	158,016
Notes payable, net of debt discount of $1,044,302 and $1,104,624, respectively	23,955,698	23,895,376
Derivative liability associated with non-employee stock options	54,048	352,746

Total long-term liabilities	24,173,044	24,406,138

Total liabilities	33,538,358	35,687,721

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000,000 shares authorized, 75,838,851 and 75,683,840 shares issued and outstanding, respectively	758,389	756,838
Additional paid-in capital	220,204,375	219,444,149
Accumulated deficit	(170,132,307)	(165,919,937)
Accumulated other comprehensive income	596,046	248,367

Total shareholders’ equity	51,426,503	54,529,417

Total liabilities and shareholders’ equity	$84,964,861	$90,217,138

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2008	2007
PRODUCT SALES	$16,164,282	$13,150,686
COST OF SALES	5,812,210	4,709,089

GROSS PROFIT	10,352,072	8,441,597

OPERATING EXPENSES:
General and administrative	2,458,405	2,471,407
Selling and marketing	10,208,375	7,414,140
Research and development	1,703,609	1,773,318

Total operating expenses	14,370,389	11,658,865

OPERATING LOSS	(4,018,317)	(3,217,268)

GAIN ON SALE OF PRODUCT LINE AND RELATED ASSETS	—	372,375
INTEREST EXPENSE	(688,199)	(65,897)
REVENUE INTEREST EXPENSE	—	(319,629)
INTEREST INCOME	508,496	286,051

LOSS BEFORE INCOME TAX	(4,198,020)	(2,944,368)
INCOME TAX EXPENSE	(14,350)	—

NET LOSS	$(4,212,370)	$(2,944,368)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.06)	$(0.05)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	75,753,925	61,322,403

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(4,212,370)	$(2,944,368)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	313,586	299,671
Amortization of license right intangible	212,598	212,598
Amortization of debt discount	60,322	—
Compensation related to restricted stock awards and restricted stock units	90,961	27,283
Common stock issued for services rendered	20,971	3,675
Compensation expense related to employee stock options	192,129	294,075
Charge related to exchange of non-employee stock options for common stock	170,082	30,500
Fair market value adjustment related to derivative liability associated with non-employee stock options	(52,863)	(492,525)
Provision for doubtful accounts	117,750	22,500
Gain on sale of product line and related assets	—	(372,375)
(Increase) decrease in -
Accounts receivable	(65,676)	522,349
Inventories	(879,747)	(1,347,575)
Prepaid revenue interest expense	—	(859,837)
Other current assets	(77,186)	(47,968)
Other assets	(112,971)	(266,834)
(Decrease) increase in -
Accounts payable	(753,074)	1,662,398
Accrued compensation and related expenses	(862,707)	(810,296)
Other accrued expenses	(1,293,181)	(621,224)
Other long-term liabilities	5,282	2,104

Net cash used in operating activities	(7,126,094)	(4,685,849)

INVESTING ACTIVITIES:
Purchases of investments	(17,039,899)	(6,103,457)
Proceeds from sale and maturity of investments	23,229,054	4,050,000
Proceeds from sale of product line	—	458,480
Purchases of property and equipment	(428,309)	(33,096)

Net cash provided by (used in) investing activities	5,760,846	(1,628,073)

FINANCING ACTIVITIES:
Repayment of notes payable	—	(179,676)
Repayments of capital lease obligations	—	(21,969)
Costs associated with prior sales of common stock	—	(2,496)
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	41,799	242,317

Net cash provided by financing activities	41,799	38,176

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	286,931	25,324

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,036,518)	(6,250,422)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,185,775	16,402,379

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,149,257	$10,151,957

Supplemental Cash Flow Information

Cash paid for interest expense	$625,000	$65,897
Capital lease obligations incurred	$—	$12,610

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

Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of December 31, 2007 and 2006, and related Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Loss and Cash Flows for each of the years in the three-year period ended December 31, 2007. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

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

An aggregate of 9,424,957 and 9,001,775 common shares underlying options, restricted stock, restricted stock units and warrants were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2008 and 2007, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

Accounting for Stock Options Issued to Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and requires companies to expense the value of employee stock options and similar awards. The effective date of SFAS No. 123R was January 1, 2006. Under SFAS No. 123R, we are required to expense stock options in our Consolidated Statements of Operations. We have selected the Black-Scholes option-pricing model, on a modified prospective transition method, as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock option-based compensation expense for the three months ended March 31, 2008 includes the remaining compensation expense for all stock option-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. These amounts are being amortized based upon a graded vesting schedule in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation expense for all stock option awards granted to employees subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and amortized on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense for our stock options resulting from the adoption of SFAS No. 123R included in our Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
OPERATING EXPENSES:
General and administrative	$68,853	$133,003
Selling and marketing	89,599	104,573
Research and development	33,677	56,499

Total operating expenses	$192,129	$294,075

The fair value of all outstanding and unvested stock option awards to employees was estimated using the Black-Scholes fair value option pricing model on the date of grant, with the following weighted average assumptions for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Risk-free interest rate	3.55%	4.43%
Volatility	59%	59%
Dividend yield	0%	0%
Expected life	6 years	5 years

The weighted average fair value of options granted was $1.71 and $1.76 per share for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008 and 2007, we calculated historical volatility based upon the daily closing prices of our common stock as quoted on the Nasdaq Global Market (“Nasdaq”) over a prior period having a term equal to the expected life of the stock options.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. In February 2008, the FASB issued two final staff positions (“FSP”) amending SFAS No. 157. FSP SFAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritize the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Our short-term and long-term investments are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical or comparable assets (Level 1).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). Under this Standard, we may elect to report certain securities and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 is effective for us for the fiscal year beginning January 1, 2008. We have elected not to apply the fair value option to any of our current eligible financial assets and liabilities.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of our Consolidated Balance Sheets. For the three months ended March 31, 2008 and 2007, comprehensive loss was:

	Three Months Ended March 31
	2008	2007
Net loss	$(4,212,370)	$(2,944,368)

Total other comprehensive income (loss)	347,679	25,675

Comprehensive income (loss)	$(3,864,691)	$(2,918,693)

3. ACCOUNTING FOR DERIVATIVE LIABILITY ASSOCIATED WITH NON-EMPLOYEE STOCK OPTIONS:

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

On January 1, 2006, we recorded the fair value of our outstanding non-employee consultant stock options as a reduction to additional paid in capital and an increase to our derivative liability in the amount of $2,267,086. During the three months ended March 31, 2008 we exchanged options to purchase 131,250 shares of our common stock, with a weighted average exercise price of $3.03, for 131,250 common shares for our non-employee consultants in a tender offer. In connection with this exchange, we incurred a non-cash charge of $170,082. The fair value of the non-employee consultant stock options was $245,835 and the value of the common stock issued was $415,917. The table below summarizes the changes in our derivative liability associated with non-employee consultant stock options for the period from January 1, 2008 through March 31, 2008.

Balance as of December 31, 2007	$352,746
Fair value of fully vested consultant stock options exchanged for common stock	(245,835)
Fair value adjustment as of March 31, 2008	(52,863)

Balance as of March 31, 2008	$54,048

The fair value of our derivative liability associated with consultant stock options was estimated using the Black-Scholes option pricing model and was based on the closing price of our stock as quoted on Nasdaq on March 31, 2008, which was $2.58 per share, and the following weighted average assumptions as of March 31, 2008:

Risk-free interest rate	1.9%
Volatility	43%
Dividend yield	0%
Remaining Life	5 years

The weighted average fair value of the consultant stock options outstanding was $0.73 per share at March 31, 2008. The volatility of 43% represents the weighted average volatility based upon the weighted average remaining term of all outstanding consultant stock options.

As of March 31, 2008, our consultants held fully-vested stock options to purchase 74,223 shares of our Common Stock, at a weighted average exercise price of $3.46 per share and a weighted average remaining contractual term of approximately 5 years. We have classified this liability as non-current, as management does not believe that it will need to be satisfied using current assets within the next twelve months.

4. CASH, CASH EQUIVALENTS AND INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate debt securities and asset-backed securities. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments are investment instruments purchased with an original maturity of greater than three months and less than one year. Long-term investments are investments purchased with an original maturity of greater than one year. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of March 31, 2008 and December 31, 2007, cash, cash equivalents and investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
March 31, 2008:
Cash and cash equivalents	$9,149,257	$—	$—	$9,149,257

Short-Term Investments:
Corporate debt securities	22,802,317	108,068	(3,098)	22,907,287
Asset-backed securities	6,815,268	3,438	(6)	6,818,700

	29,617,585	111,506	(3,104)	29,725,987

Long-Term Investments:
Corporate debt securities	2,531,390	—	(12,035)	2,519,355

Total	$41,298,232	$111,506	$(15,139)	$41,394,599

December 31, 2007:
Cash and cash equivalents	$10,185,775	$—	$—	$10,185,775

Short-Term Investments:
Corporate debt securities	25,357,929	41,367	(7,677)	25,391,619
Asset-backed securities	8,816,085	14,409	—	8,830,494
Auction rate securities	4,000,000	—	—	4,000,000

	38,173,914	55,776	(7,677)	38,222,113

Total	$48,359,789	$55,776	$(7,677)	$48,407,888

Amortization of discounts and premiums related to cash and investments resulted in income of $162,715 and $99,780 for the three months ended March 31, 2008 and 2007, respectively.

5. INVENTORIES:

As of March 31, 2008 and December 31, 2007, inventories consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials	$3,314,550	$2,647,695
Work-in-process	4,764,386	4,393,537
Finished goods	8,412,580	8,570,537

	$16,491,516	$15,611,769

6. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”) and provided for the payment of revenue interest to Royalty Trust. The net proceeds from the financing were first allocated to the fair value of the common stock purchased on the date of the transaction (which was $4,777,893) as part of the financing, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with EITF Issue No. 88-18, “Sales of Future Revenues” (“EITF No. 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the revenue interest obligation of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700. On July 30, 2007, we repurchased the revenue interest obligation from Royalty Trust. As a result, we are no longer obligated to pay royalties on our products subject to the revenue interest obligation, including VITOSS and CORTOSS. The repurchase price for the revenue interest obligation consisted of a payment of $20,000,000 in cash and 1,136,364 shares of our common stock valued at $3.32 per share, which was the market price per share on the date of the transaction. As a result of the repurchase, we recorded a charge of $16,605,029 in July of 2007 to account for the difference between the repurchase price valued at $23,772,729 and the $7,167,700 carrying value of the revenue interest liability on our Consolidated Balance Sheet as of the date of the transaction. In connection with the repurchase, Royalty Trust assigned to us all of its interest under the agreement relating to the revenue interest obligation, effectively terminating the security interest in certain of our assets and the pledge of stock of our wholly-owned subsidiary that we had granted Royalty Trust to secure our obligations under the revenue interest agreement.

Throughout the term of the Royalty Trust revenue interest agreement, we were required to make advance payments on the revenue interest obligation at the beginning of each year. In December 2005, the revenue interest agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2006 from $3,000,000 to $1,750,000, which was paid to Royalty Trust during January 2006. Of the $1,750,000, $1,179,466 was earned in 2006 and the balance of $570,534 was repaid to us in January 2007. In March 2007, the revenue interest agreement with Royalty Trust was further amended by mutual agreement to reduce the advance payment for 2007 from $3,000,000 to $1,750,000. As a result, in March 2007, Royalty Trust returned to us $1,250,000 of the $3,000,000 advance payment for 2007 that we had previously paid Royalty Trust in January 2007. As a result of our repurchase of the revenue interest from Royalty Trust on July 30, 2007, Royalty Trust returned to us $993,297 of the 2007 advance payment of $1,750,000.

The products that had been subject to the revenue interest agreement had been approved and launched at various times over the last several years or were still under development. For these reasons, as of July 29, 2007, we could not make a reasonable estimate of future revenues and payments that could have become due to Royalty Trust under this financing. Accordingly, we did not amortize any portion of the liability attributable to the revenue interest obligation, and we charged revenue interest expense in accordance with EITF No. 88-18 for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation were recognized.

We recorded revenue interest expense of $0 and $319,629 for the three months ended March 31, 2008 and 2007, respectively.

7. OTHER ACCRUED EXPENSES:

As of March 31, 2008 and December 31, 2007, other accrued expenses consisted of the following:

	March 31, 2008	December 31, 2007
Commissions payable	$1,067,637	$1,093,231
Building improvements	675,594	1,084,494
Accrued professional fees	510,201	1,179,306
Interest payable	625,000	625,000
Other	1,350,231	864,216

	$4,228,663	$4,846,247

8. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of common stock outstanding and in total shareholders’ equity for the period from December 31, 2007 through March 31, 2008.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2007	75,683,840	$54,529,417
Common stock purchased under the employee stock purchase plan	17,061	41,799
Exchange of consultant stock options for common stock	131,250	415,917
Stock-based employee compensation expense determined under SFAS No. 123R	—	192,129
Compensation expense related to restricted stock awards and restricted stock units	—	90,961
Changes in other comprehensive income	—	347,679
Common stock issued for services rendered	6,700	20,971
Net loss	—	(4,212,370)

Balance, March 31, 2008	75,838,851	$51,426,503

Equity Compensation Plan

We have an equity compensation plan (the “Plan”) that provides for incentive and nonqualified stock options, restricted stock awards, restricted stock units and other equity incentives to be granted to directors, employees, and consultants. The Plan has been approved by our shareholders.

Common Stock

During the three months ended March 31, 2008, we issued under the Plan 6,700 shares of common stock valued at $20,971 for consulting services rendered pursuant to a consulting agreement.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2007, we issued an aggregate of 318,332 restricted common stock units valued at $1,040,946 to certain employees. These units vest 50% on each of the second and fourth anniversaries of the date of issuance.

There was $633,403 of unrecognized cost related to unvested restricted stock and restricted stock units as of March 31, 2008 which is expected to be recognized over a weighted average period of approximately 1.3 years. The compensation expense recorded for these awards during the three months ended March 31, 2008 and 2007 was $90,961 and $27,283, respectively.

Common Stock Options

During the three months ended March 31, 2008, we issued under the Plan options to purchase 1,301,842 shares of common stock to our employees. The aggregate fair value of the grants was $2,229,190 and will be amortized over the four year vesting term.

There were no stock options exercised during the three months ended March 31, 2008. During the three months ended March 31, 2007, stock options to purchase 64,625 shares of common stock were exercised for proceeds of $194,300.

Options are granted with exercise prices equal to or greater than the fair market value of the underlying common stock on the date of grant. Generally, incentive stock options become exercisable in equal installments over a four-year period and nonqualified stock options to non-employee consultants are fully vested on the date of grant. The non-employee consultant options generally remain exercisable for a maximum period of ten years.

During the three months ended March 31, 2008 and 2007, in accordance with SFAS No. 123R, we expensed $192,129 and $294,075, respectively, for employee stock options outstanding that vested during the three months ended March 31, 2008 and 2007 using the Black-Scholes model (see Note 2). There was $3,314,416 of unrecognized compensation cost related to unvested employee stock options as of March 31, 2008 which is expected to be recognized over a weighted average period of approximately 2.6 years.

As of March 31, 2008, there were 13,850,000 shares authorized for issuance under our Plan, of which grants with respect to 6,542,397 shares were outstanding, and grants with respect to 2,898,651 shares were available for issuance.

Shares
Outstanding at December 31, 2007	5,411,740
Granted	1,301,842
Exercised	—
Cancelled and Expired	(171,185)

Outstanding at March 31, 2008	6,542,397

Additional information regarding stock options outstanding as of March 31, 2008 is as follows:

Number of Options Outstanding
Exercise Price Range
$1.69 - $1.98	11,500
2.12 - 2.48	184,500
2.59 - 2.99	1,506,007
3.00 - 3.23	1,102,690
3.26 - 3.99	1,984,217
4.00 - 4.25	144,400
4.26 - 4.48	1,214,408
4.51 – 4.90	98,000
5.00 – 5.75	255,375
6.00 – 11.25	41,300

Total	6,542,397

Employee Stock Purchase Plan

During the three months ended March 31, 2008 and 2007, 17,061 and 11,018 shares of common stock were purchased under our Employee Stock Purchase Plan for proceeds of $41,799 and $30,517, respectively.

Common Stock Purchase Warrants

Summary information regarding warrants to purchase common stock outstanding as of March 31, 2008 is as follows:

	Number of Shares Underlying Outstanding Warrants	Exercise Price Range	Expiration Date
	996,787	$3.61	June 2008
	104,000	$2.80	October 2008
	1,466,276	$3.41	July 2012

Total	2,567,063	$2.80 - $3.61

No warrants were exercised during the three months ended March 31, 2008. During the three months ended March 31, 2007, warrants to purchase 10,000 shares of common stock were exercised for gross proceeds of $17,500.

9. PRODUCT SALES:

For the three months ended March 31, 2008 and 2007, product sales by geographical market were as follows:

	Three months ended March 31
	2008	2007
PRODUCT SALES

United States	$15,053,967	$12,216,236
Outside the United States	1,110,315	934,450

	$16,164,282	$13,150,686

Approximately 61% of our product sales during the three months ended March 31, 2008 and 2007 were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 10). VITAGEL accounted for approximately 26% and 21%, respectively, of product sales during the three months ended March 31, 2008 and 2007, respectively.

10. COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease office space and equipment under non-cancelable operating leases. As of March 31, 2008, future minimum rental payments under operating leases, which include the additional office and laboratory space leases described above, are as follows:

Remainder of 2008	590,501
2009	810,883
2010	837,032
2011	863,195
2012	530,344

$3,631,955

Agreement with Kensey

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize certain biomaterials-based products based upon our VITOSS platform. The new products to be developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any approved or cleared jointly developed product under the agreement, and we will market and sell the product worldwide. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product and make royalty payments to Kensey based on the net sales of such product. These rights and obligations extend until at least February 2024 for our VITOSS Bioactive Foam product, and until February 2014 for our other products under the VITOSS FOAM product platform.

During the three months ended March 31, 2008 and 2007, we purchased $1,459,162 and $1,874,017, respectively, of product inventory manufactured by Kensey on our behalf. As of March 31, 2008 and December 31, 2007, we owed Kensey $1,403,173 and $2,569,004, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. All product royalty expense payable to Kensey is included in cost of sales on our Consolidated Statements of Operations as we recognize product sales revenue from our customers.

In addition, we pay royalties to Kensey on our VITOSS Bone Graft Substitute product sales, based on a royalty arrangement that Kensey purchased from the product’s co-inventor effective April 2004, up to an aggregate payment of $5,000,000. From inception of the royalty arrangement through March 31, 2008, we have made aggregate royalty payments of approximately $2,100,000.

Agreement with Allergan

In November 2007, we entered into a supply and license agreement to acquire raw material, equipment and a technology license from Allergan, Inc. and its affiliate Allergan Sales, LLC for an aggregate purchase price of approximately $6,600,000 in cash. We expect to close the transaction and make the purchase price payment in a lump sum during the second half of 2008.

The raw material, equipment and license to be acquired from Allergan relate primarily to the production of our VITAGEL Surgical Hemostat product. Under the agreement, Allergan will manufacture and supply specified quantities of collagen to us no later than October 31, 2008. We will also purchase no later than the fourth quarter of 2008 certain collagen production and test equipment from Allergan under the agreement. Additionally, Allergan will grant us a non-exclusive, perpetual, royalty-free, irrevocable license to certain collagen production process technology and know-how.

11. SENIOR SECURED NOTE PURCHASE FACILITY

On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We initially issued $25,000,000 of our 10% senior secured notes due July 30, 2012 under the facility. The majority of the proceeds from the initial $25,000,000 principal amount note issuance was used to (i) pay to Royalty Trust the $20,000,000 cash portion of the revenue interest obligation repurchase price (see Note 6); and (ii) pay off approximately $2,000,000 of outstanding indebtedness under capital lease obligations and notes payable. Under the debt facility, we have the option through January 30, 2010 to issue up to an additional $20,000,000 aggregate principal amount of 10% senior secured notes due July 30, 2012 to fund working capital and other general business purposes, including product acquisitions, sales force expansion and product development, if certain conditions are met, including: (1) our consolidated net revenues for the most recently ended four consecutive quarterly periods are at least $45,000,000 and (2) we have not exercised our option to prepay any of the notes outstanding under the facility.

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

•

A change of control of the Company occurs, which is defined as (i) any person becoming a beneficial owner, directly or indirectly, of Company securities representing more than 50% of the voting power of the then outstanding securities of the Company (excluding transactions in which the Company becomes a subsidiary of another corporation and in which the

Company’s shareholders immediately prior to the transaction will beneficially own, immediately after the transaction, shares entitling the shareholders to more than 50% of all votes to which all shareholders of the parent corporation would be entitled in the election of directors); (ii) the consummation of a merger or consolidation of the Company with another corporation where the Company’s shareholders immediately prior to the transaction will not beneficially own, immediately after the transaction, shares entitling the shareholders to more than 50% of all votes to which all shareholders of the surviving corporation would be entitled in the election of directors; (iii) the consummation of a sale or other disposition of all or substantially all of the Company’s assets; (iv) a liquidation or dissolution of the Company; or (v) individuals who, as of July 30, 2007, constituted the Company’s board of directors (the “Incumbent Directors”) ceasing for any reason to constitute at least a majority of the board; provided that any person becoming a director subsequent to July 30, 2007 and whose election or nomination for election to the board was approved by a vote of at least a majority of the Incumbent Directors who are directors at the time of such vote shall be deemed an Incumbent Director.

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of March 31, 2008, we must maintain a minimum cash balance of $6,250,000. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of favor of the note holders a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of March 31, 2008, we must maintain a minimum balance of $10,000,000 in order to avoid obtaining a letter of credit, and we are not currently required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions, make investments and pay dividends.

Outstanding principal amounts under the notes bear annual interest at 10%, provided that interest shall accrue at the rate of 12% per year during the continuance of any event of default and shall be payable on demand.

In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share, of which warrants to purchase 733,138 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of the 10% senior secured notes under the facility. The fair value of the exercisable warrants of $1,206,460 was determined using the Black-Scholes option-pricing model and was recorded on our Consolidated Balance Sheet at inception as a discount to the initial loan amount of $25,000,000 and is being amortized into interest expense over the five-year term of the facility. At March 31, 2008, the unamortized debt discount to the loan amount related to the warrants totaled $1,044,302. The carrying value of the note on our consolidated balance sheet was $23,955,698 and $23,895,376 as of March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008, we had $25,000,000 outstanding under the facility, and had accrued approximately $625,000 in interest thereon.

12. AGREEMENTS WITH ANGIOTECH:

In June 2004, we entered into a Distribution Agreement with Angiotech to distribute to surgical customers throughout North America the CoStasis® composite liquid hemostat (which we re-branded as VITAGEL Surgical Hemostat) and the CELLPAKER plasma collection system used in conjunction with VITAGEL. The Distribution Agreement required us to purchase the products and make royalty payments to Angiotech based on the net sales of such products. Effective September 30, 2005, the Distribution Agreement was amended to provide for the transition of product and accessory manufacturing responsibility from Angiotech to us. The amendment also changed the royalty rate payable by us to Angiotech and modified the method for calculating net sales of such products. Angiotech decided to cease the manufacture of VITAGEL and CELLPAKER by November 2005; therefore, in October 2005, we purchased all available existing VITAGEL and CELLPAKER products, accessories and work-in-process from Angiotech for $1,800,000. On June 16, 2006, we obtained pre-market approval (“PMA”) from the FDA to sell VITAGEL manufactured at our Malvern, Pennsylvania facility (the “VITAGEL PMA”). After receiving the VITAGEL PMA, we started manufacturing VITAGEL in July 2006, and in August 2006 we commenced selling VITAGEL first manufactured since obtaining the VITAGEL PMA. In addition, we had previously manufactured under the VITAGEL PMA three lots of VITAGEL that became available for sale in late June 2006. In January 2007, we obtained approval from the FDA for a PMA supplement which enables us to sell CELLPAKER manufactured by our subcontractor’s facility. Effective January 1, 2006, we entered into a License Agreement with Angiotech pursuant to which Angiotech licensed VITAGEL products and the CELLPAKER plasma collection system to us and we assumed manufacturing responsibility for these products. The Distribution Agreement described above served as the basis for the establishment of the License Agreement. In accordance with its terms, the Distribution Agreement terminated in the first quarter of 2007 upon completion of the sale of all VITAGEL and CELLPAKER inventory products that we purchased from Angiotech in October 2005.

On December 29, 2006, pursuant to a Royalty Sale Agreement with Angiotech, we purchased the profit-sharing royalty rights for

VITAGEL and CELLPAKER products under the License Agreement for $9,000,000 in cash. Concurrently with such purchase, we entered into an Amended and Restated License Agreement with Angiotech that amended the original License Agreement to eliminate our obligations to meet minimum sales requirements, extend the term of the license from December 31, 2014 through July 31, 2017, and eliminate certain termination rights in favor of Angiotech. Under the Amended and Restated License Agreement, we have exclusive rights to manufacture and sell VITAGEL products throughout the world for orthopedic indications, and non-exclusive rights to manufacture and sell CELLPAKER products throughout the world for all indications. Under the Amended and Restated License Agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture and sell an Angiotech-branded VITAGEL product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. Prior to the amendment and restatement of the License Agreement on December 29, 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of VITAGEL and CELLPAKER products that we manufactured. The $9,000,000 payment has been recorded as a License Right Intangible on the accompanying Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007. This amount is being amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is July 31, 2017. For the three months ended March 31, 2008 and 2007, this amount was amortized on a straight-line basis. Amortization expense of $212,598 was recorded in Cost of Sales on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007.

13. SALE OF PRODUCT LINE AND RELATED ASSETS:

On February 15, 2007, we sold our assets with a book value of $86,105 associated with the ENDOSKELETON TA Vertebral Body Replacement structural device product line for $458,480, of which we recorded $372,375 as a gain on sale of assets during the three months ended March 31, 2007. As a result of the sale, we no longer manufacture or sell ENDOSKELETON products. We had no revenues related to the ENDOSKELETON products during the three months ended March 31, 2008 and 2007.

14. SUBSEQENT EVENT

On April 11, 2008, we obtained certain non-exclusive rights in the United States (other than Nevada) and in certain limited territories outside of the United States to distribute an absorbable hemostat product developed by Medafor, Inc., a Minneapolis-based medical device company, pursuant to a distribution agreement with Medafor. Under the agreement, if certain conditions are met, we must purchase at least $1,000,000 of product from Medafor during each of the twelve month periods commencing in the third quarters of 2008 and 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, regulatory approval, demand and market acceptance of our products; results of our CORTOSS pivotal clinical trial in the U.S.; the amount and sufficiency of data that the FDA will require for our CORTOSS 510(k) application; availability of raw materials; the cost and use of our credit facility to expand our manufacturing and operating facilities; our need to borrow under our debt facility; the development of our sales network; capital expenditures; future liquidity; uses of cash; sales product mix and related margins; our ability to manage our manufacturing facilities and requirements; inventory levels; development costs for existing and new products; our ability to successfully launch our VITOSS Bioactive Foam product; our ability to successfully launch a hemostat product for which we recently obtained distribution rights; equity compensation expense; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Product sales for the three months ended March 31, 2008 increased 23% to $16,164,282 as compared to $13,150,686 for the same period in 2007. Increased product sales principally reflect increased sales of our VITOSS® FOAM and VITAGEL® Surgical Hemostat products in the U.S. We anticipate our product sales for the foreseeable future will remain insufficient to support our operations at expected spending levels. We expect to continue to incur significant operating losses for the foreseeable future as we plan to continue to expand our sales and marketing activities, pursue research and product development efforts, further develop our manufacturing capabilities and attempt to increase manufacturing efficiencies.

The following summarizes our principal cash and operating commitments at March 31, 2008 and as of the date of this report:

-	Agreement with Kensey. Approximately 61% of our product sales during the three months ended March 31, 2008 were from products based upon our VITOSS FOAM platform co-developed with Kensey. As of March 31, 2008, we owed Kensey $1,403,173 for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on our consolidated balance sheets. See Note 10 to our consolidated interim financial statements included in this report for additional information.

-	Operations – We expect to use cash, cash equivalents and investments to fund our operations until we generate sufficient cash to support our operations, if ever. See Note 10 to our consolidated interim financial statements included in this report for additional information on future minimum rental payments under operating leases. In addition, we may hire additional direct sales representatives to support not only the growth of our existing products, but to plan ahead for the possible clearance and commercial launch of CORTOSS in the U.S. While we believe that our investment in our sales force may also bring opportunities to in-license or distribute additional products, we expect to continue spending for research and development for new products.

-	Allergan Agreement – In November 2007, we entered into a supply and license agreement to acquire collagen raw material, equipment and a technology license from Allergan, Inc. and its affiliate Allergan Sales, LLC for an aggregate purchase price of approximately $6,600,000 in cash. We expect to acquire the assets and make the purchase price payment in a lump sum in the second half of 2008 from cash, cash equivalents, investments and possibly, use of the availability under our debt facility with LB I Group Inc. See Note 11 to our consolidated interim financial statements included in this report for additional information regarding the terms of our debt facility.

-	CORTOSS clinical study and 510(k) application - We expect to incur approximately $1,600,000 in external costs during the remainder of 2008 and into 2009 for the CORTOSS pivotal clinical study in the U.S. Since the completion of patient enrollment for the study in February 2007 and the filing of our CORTOSS 510(k) application with the FDA in January 2008, we have been monitoring and will continue to monitor the patients in the study in order to collect, consolidate and analyze clinical data to support our CORTOSS 510(k) filing. In response to comments received by the FDA during the end of the first quarter of 2008 to our 510(k) submission for CORTOSS, we expect to submit to the FDA in the third quarter of 2008 additional clinical and pre-clinical data, which will include further two-year follow-up patient data, and we may be required to submit additional two-year follow-up patient data and other data thereafter. We expect our primary use of cash, cash equivalents and investments for research & development activities during the remainder of 2008 will relate to costs associated with the CORTOSS pivotal clinical study and associated 510(k) application in the U.S.

-	Expansion of manufacturing capacity – We expect to spend approximately $5,600,000, with commitments outstanding for $1,400,000 as of March 31, 2008, for plant expansion and equipment during the remainder of 2008 to expand our capacity to manufacture VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER, at sites we currently lease. We plan to finance the expansion and equipment through cash on hand or use of our debt facility with LB I.

-	Debt service obligation. We expect to pay approximately $625,000 in quarterly interest payments during 2008 under the $25,000,000 note issued on July 30, 2007 under our debt facility with LB I Group Inc.

-	Medafor Agreement- We expect to spend $1,000,000 during each of the twelve month periods commencing in the third quarter of 2008 and 2009 to purchase absorbable hemostat product inventory under our distribution agreement with Medafor. See Note 14 to our consolidated interim financial statements included in this report for additional information.

The amount of our existing cash, cash equivalents, and investments as of March 31, 2008 was $41,394,599. We believe our current cash, cash equivalents, and investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. In addition, if certain conditions are met, we may borrow up to $20,000,000 under the terms of our debt facility. See Note 11 to our consolidated interim financial statements included in this report for additional information regarding the terms of our debt facility.

CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We have addressed our critical accounting policies in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” The following discussion supplements the discussion of critical accounting policies contained in our Form 10-K. The critical accounting policies addressed below, together with those described in our Form 10-K, have been reviewed with the Audit Committee and reflect our most significant judgments and estimates used in the preparation of our consolidated interim financial statements.

Income Taxes

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With the exception of the Texas Margin Credit, management believes it is more likely than not that the Company will not realize the deferred tax assets in excess of deferred tax liabilities. A valuation allowance is maintained against the net deferred tax assets in excess of the Texas Margin Credit.

On May 18, 2006, the Governor of the State of Texas signed into law a Texas margin tax which restructures the state business tax by replacing the taxable capital components of the current franchise tax with a new “taxable margin” component. The Texas margin tax was effective for taxable years ended on or after January 1, 2007. As a result of the Texas margin tax we recognized current state income tax expense of $14,350 for the three months ended March 31, 2008. Under the Texas Margin Tax enacted statute, we have the right to claim a temporary credit against our Texas Margin Tax liability over a 20 year period. As a result, we have reduced the deferred tax asset to $301,237, which is included in Other Assets, on our Consolidated Balance Sheet as of March 31, 2008.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our stock. Cash, cash equivalents and investments were $41,394,599 and $48,407,888 at March 31, 2008 and December 31, 2007, respectively. We believe our current cash, cash equivalents, and investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. In addition, if certain conditions are met, we may have capacity under the terms of our debt facility to borrow up to $20,000,000. See Note 11 to our consolidated interim financial statements included in this report for additional information regarding the terms of our debt facility.

Discussion of Cash Flows

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2008 was $7,126,094, compared to $4,685,849 used in operating activities for the three months ended March 31, 2007. Our operating cash outflows for the three months ended March 31, 2008 primarily were used to fund our operations and include $879,746 used to fund increases in inventories as well as funding for the expansion of our field sales team and sales commissions on our growing product sales. In addition, decreases in accounts payable of $1,293,181 and accrued expenses of $862,707 were a use of operating cash flows in the three months ended March 31, 2008.

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

Our operating cash requirements are dependent heavily upon the timing of receipt of FDA 510(k) clearance for new products, the rates at which we add new direct sales representatives and our field sales network generates sales, our product sales mix as relative increases in sales of our lower margin products tend to increase our cash needs, the amount of inventory, including raw materials and work-in-process, we maintain to support product sales and anticipated product launches, the timing of subsequent product launches and market acceptance of our new products. Accordingly, in 2008, our operating cash requirements will continue to be subject to quarterly volatility.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $5,760,846 for the three months ended March 31, 2008 compared to net cash used in investing activities of $1,628,073 for the three months ended March 31, 2007. The increase in cash provided by investing activities for the three months ended March 31, 2008 primarily reflects the proceeds from the sale and maturity of investments of $23,229,054, partially offset by the purchases of new investments of $17,039,899, to fund our operating activities. In addition, we spent $428,309 during the three months ended March 31, 2008 to purchase equipment and leasehold improvements to support further expansion of our product development and manufacturing capabilities for VITAGEL and VITOSS, as compared to $33,096 spent during the three months ended March 31, 2007 for equipment and leasehold improvements.

We invest our excess cash in highly liquid investment-grade marketable securities, including corporate debt securities and asset-backed securities.

We expect to spend approximately $5,600,000 during 2008 to expand our manufacturing facility and for related leasehold improvements and capital equipment. In addition, we are committed contractually to spend approximately $5,300,000, expected to be incurred in 2008, to acquire a technology license related to collagen processing for our VITAGEL product and to purchase related equipment from Allergan. See Note 10 to our consolidated interim financial statements included in this report. We plan to fund these amounts through liquidation of cash equivalents and investments or from the proceeds of our issuance and sale of additional notes and warrants under our debt facility with LB I.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2008 was $41,799 compared to $38,176 for the three months ended March 31, 2007.

We do not expect sales to generate cash flows in excess of operating expenses for the foreseeable future, if ever. Until we achieve sales levels to enable us to fund operating expenses, we expect to continue to use cash, cash equivalents and investment proceeds to fund operating and investing activities. As of March 31, 2008, we had cash, cash equivalents and investments of $41,394,599, and we may have $20,000,000 available for additional borrowing under our debt facility with LB I. We believe our existing cash, cash equivalents and investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon future trading prices for our common stock and the expiration dates of these instruments.

Contractual Obligation and Commercial Commitments

See “Overview” to MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We lease office space and equipment under non-cancelable operating leases. We entered into two leases in January 2008 for space located in the Great Valley Corporate Center in Malvern, Pennsylvania. One lease is for approximately 30,900 square feet of unfinished space for a new warehouse space. The initial term of this lease is 55 months commencing January 1, 2008, and the initial annual base rent under the lease is approximately $216,125. The other lease is for approximately 4,800 square feet of additional office and laboratory space. The initial term of this lease is 55 months commencing January 1, 2008, and the initial annual base rent under the lease is approximately $43,593. We completed renovations for both the warehouse and the office/laboratory space in April 2008. As of March 31, 2008, future minimum rental payments under operating leases, which include the additional office space leases described above, are as follows:

Remainder of 2008	590,501
2009	810,883
2010	837,032
2011	863,195
2012	530,344

$3,631,955

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the foreseeable future as we continue our product development and sales efforts.

Product Sales. Product sales for the three months ended March 31, 2008 increased 23% to $16,164,282 as compared to $13,150,686 for the same period in 2007. Sales growth was primarily attributable to increased sales volume of VITOSS FOAM and VITAGEL product portfolios in the U.S. as we further develop our U.S. field sales network. Approximately 61% of our product sales during the three months ended March 31, 2008 and 2007 were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 10 to our consolidated interim financial statements included in this report for additional information). VITAGEL contributed approximately 26% of product sales for the three months ended March 31, 2008 as compared to 21% for the same period in 2007. For each of the three months ended March 31, 2008 and 2007, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL, and IMBIBE. The remaining sales during 2008 and 2007 were primarily the result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S.

Gross Profit. The gross profit for the three months ended March 31, 2008 was $10,352,072 as compared to $8,441,597 for the same period in 2007. As a percentage of sales, gross profit was 64% for the three months ended March 31, 2008 and 2007. Our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for the three months ended March 31, 2008 and 2007 were $14,370,389 and $11,658,865, respectively, which represents a 23% increase in operating expenses as compared to a 23% increase in both product sales and in gross profit for the quarter. Operating expenses for the three months ended March 31, 2008 increased by a net non-cash charge of $117,219 for the exchange of non-employee consultant stock options for shares of our common stock pursuant to a tender offer, net of fair value adjustments for our fully-vested non-employee consultant stock options, as compared to a reduction of operating expenses of $492,525 for the three months ended March 31, 2007, for our fully-vested non-employee consultant stock options outstanding.

General & administrative expenses for the three months ended March 31, 2008 were $2,458,405 compared to $2,471,407 for the same period in 2007. General & administrative expenses were equivalent to 15% of product sales for the three month period ended March 31, 2008. General & administrative expenses were equivalent to 19% for the three month period ended March 31, 2007.

Selling & marketing expenses were $10,208,375 for the three months ended March 31, 2008, a 38% increase from $7,414,140 for the three months ended March 31, 2007. The increase for the three months ended March 31, 2008 was primarily due to higher salary and benefit costs incurred by expanding our field sales team to support the growth of U.S product sales, as well as higher commissions paid in the U.S. as a result of increased product sales in the three months ended March 31, 2008. The number of our direct sales representatives increased from 70 at March 31, 2007 to 97 at March 31, 2008. Selling & marketing expenses for the three months ended March 31, 2008 were increased by a net non-cash charge of $117,219 for the exchange of non-employee consultant stock options for shares of our common stock pursuant to a tender offer, net of fair value adjustments for our fully-vested non-employee consultant stock options, while selling & marketing expenses for the three months ended March 31, 2007 were reduced by a non-cash fair value adjustment of $492,525 for our fully-vested non-employee consultant stock options. Amounts for selling and marketing expenses were equivalent to 63% and 56% of product sales for the three months ended March 31, 2008 and 2007, respectively.

Research & development expenses decreased to $1,703,609 for the three months ended March 31, 2008 from $1,773,318 for the same period in 2007. The 4% decrease for the three months ended March 31, 2008, as compared to the corresponding period in 2007 primarily was due to lower costs associated with product development and our CORTOSS clinical trial in the U.S. Research & development expenses were equivalent to 11% and 14%, respectively, of product sales for the three months ended March 31, 2008 and 2007.

Net other income (expense). Net other expense was $179,703 for the three months ended March 31, 2008 and included interest income and interest expense. Net other income was $272,900 for the three months ended March 31, 2007 and included a gain on an asset sale, interest income, interest expense and revenue interest expense. Net other income for the three month period in 2008 was lower than that for the corresponding period in 2007 as a result of the asset sale that occurred in 2007, offset by the termination of the revenue interest obligation expense in July 2007.

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

As of March 31, 2008 and December 31, 2007, our total exposure to foreign currency risk in U.S. dollar terms was approximately $4,370,000 and $3,630,000, or 5.1% and 4% of our total assets, respectively. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $437,000 at March 31, 2008 and $363,000 at December 31, 2007.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of March 31, 2008 and December 31, 2007, our investments consisted of highly liquid investment-grade marketable securities including corporate debt securities and asset-backed securities. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As reported in our Annual Report on Form 10-K for the year ended December 31, 2007, on March 4, 2008, Mo-Sci Corporation filed a complaint against us in the United States District Court for the Eastern District of Pennsylvania. The plaintiff alleges breach of a purported non-disclosure agreement, fraud, conversion of confidential and proprietary information and trade secrets, and misappropriation of trade secrets purportedly related to glass components that may be used in certain of our products and the processing of such glass. Mo-Sci seeks unspecified monetary damages and injunctive relief. Also as previously reported, Mo-Sci’s motion for a preliminary injunction was scheduled to be heard by the court on April 16, 2008. However, Mo-Sci subsequently withdrew the motion for preliminary injunction “without prejudice” on April 16, 2008. On April 15, 2008, we answered the complaint and asserted counterclaims and third-party claims against Mo-Sci and Dr. Erik Erbe, an individual we believe has been engaged as a consultant to Mo-Sci and who is our former employee. With these counterclaims and third-party claims, we are seeking compensatory, special and punitive damages, attorneys’ fees and costs. In the counterclaim, we allege abuse of process, promissory estoppel, tortious interference with contract and fraud by Mo-Sci. In the third-party claim, we allege tortious interference with prospective contractual relations by Dr. Erbe. In addition, we charge Mo-Sci and Dr. Erbe with conspiracy. We believe the plaintiff’s claims are without merit and intend to vigorously defend the plaintiff’s claims and pursue our claims against Mo-Sci and Dr. Erbe.

On June 14, 2007, we initiated litigation against Dr. Erbe in the United States District Court for the Eastern District of Pennsylvania. Defendant Erbe formerly served as our Chief Science Officer until we terminated his employment for cause on June 15, 2007. We allege in our court pleadings that Dr. Erbe intentionally and knowingly breached his employment agreement, as we previously reported, infringed our trademarks, committed promissory estoppel and fraud, converted corporate assets, breached his duty of loyalty, and violated the Computer Fraud and Abuse Act. We are seeking monetary damages, punitive damages, injunctive relief, and other relief. On April 15, 2008, Dr. Erbe filed counterclaims against us, alleging that we breached his employment agreement and the Pennsylvania wage payment and collection law. By his counterclaims, Dr. Erbe is seeking monetary damages, attorneys’ fees and litigation costs. Discovery in the matter is ongoing. We believe Dr. Erbe’s claims against us lack merit and intend to defend vigorously against them while pursuing our claims against Dr. Erbe.

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

ORTHOVITA, INC.
(Registrant)

May 8, 2008	By:	/s/ ANTONY KOBLISH
Antony Koblish Chief Executive Officer and President (Principal executive officer)

May 8, 2008	By:	/s/ ALBERT J. PAVUCEK, JR.
Albert J. Pavucek, Jr. Chief Financial Officer (Principal financial and accounting officer)