Form 10-Q
period 2008-06-30
ORTHOVITA INC
filed 2008-08-08
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008.

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

Class

Outstanding as of August 1, 2008

Common Stock, par value $.01

75,893,689 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,878,131	$10,185,775
Short-term investments	21,672,895	38,222,113
Accounts receivable, net of allowance for doubtful accounts of $285,790 and $217,717, respectively	9,841,373	8,437,917
Inventories	17,064,516	15,611,769
Other current assets	516,931	633,058

Total current assets	60,973,846	73,090,632

Long-term investments	2,506,230	—
Property and equipment, net	10,686,693	8,252,394
License Right Intangible, net	7,724,412	8,149,608
Other assets	742,053	724,504

Total assets	$82,633,234	$90,217,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,028,814	$4,151,145
Accrued compensation and related expenses	1,930,947	2,284,191
Other accrued expenses	4,385,050	4,846,247

Total current liabilities	10,344,811	11,281,583

LONG-TERM LIABILITIES:
Other long-term liabilities	168,374	158,016
Notes payable, net of debt discount of $983,979 and $1,104,624, respectively	24,016,022	23,895,376
Derivative liability associated with non-employee stock options	34,747	352,746

Total long-term liabilities	24,219,143	24,406,138

Total liabilities	34,563,954	35,687,721

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000,000 shares authorized, 75,862,290 and 75,683,840 shares issued and outstanding, respectively	758,623	756,838
Additional paid-in capital	220,600,135	219,444,149
Accumulated deficit	(173,754,932)	(165,919,937)
Accumulated other comprehensive income	465,454	248,367

Total shareholders’ equity	48,069,280	54,529,417

Total liabilities and shareholders’ equity	$82,633,234	$90,217,138

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
PRODUCT SALES	$19,340,714	$14,851,943	$35,504,996	$28,002,629
COST OF SALES	6,355,907	5,073,113	12,168,116	9,782,202

GROSS PROFIT	12,984,807	9,778,830	23,336,880	18,220,427

OPERATING EXPENSES:
General and administrative	3,072,327	2,836,696	5,530,732	5,308,103
Selling and marketing	11,070,617	8,312,483	21,278,992	15,726,623
Research and development	2,132,680	1,638,410	3,836,289	3,411,728

Total operating expenses	16,275,624	12,787,589	30,646,013	24,446,454

OPERATING LOSS	(3,290,817)	(3,008,759)	(7,309,133)	(6,226,027)
LOSS ON DISPOSAL OF ASSETS	(145,983)	—	(145,983)	—
GAIN ON SALE OF PRODUCT LINE AND RELATED ASSETS	—	—	—	372,375
INTEREST EXPENSE	(473,983)	(61,652)	(1,162,182)	(127,549)
REVENUE INTEREST EXPENSE	—	(351,865)	—	(671,494)
INTEREST INCOME	302,507	252,255	811,003	538,306

LOSS BEFORE INCOME TAX	(3,608,276)	(3,170,021)	(7,806,295)	(6,114,389)
INCOME TAX EXPENSE	(14,350)	—	(28,700)	—

NET LOSS	$(3,622,626)	$(3,170,021)	$(7,834,995)	$(6,114,389)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.05)	$(0.05)	$(0.10)	$(0.10)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	75,795,861	61,378,088	75,774,893	61,344,966

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(7,834,995)	$(6,114,389)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	735,926	525,620
Amortization of License Right Intangible	425,196	425,196
Amortization of debt discount	120,645	—
Compensation expense related to restricted stock and restricted stock units	177,740	141,672
Common stock issued for services rendered	20,971	11,410
Compensation expense related to employee stock options	455,632	420,882
Charge related to exchange of non-employee stock options for common stock	170,082	98,972
Fair market value adjustment related to derivative liability associated with non-employee stock options	(72,164)	(647,953)
Provision for doubtful accounts	48,132	108,092
Loss (gain) on disposal of assets or sale of product line and related assets	145,983	(372,375)
(Increase) decrease in -
Accounts receivable	(1,451,588)	(398,452)
Inventories	(1,452,747)	(2,644,240)
Prepaid revenue interest expense	—	(507,972)
Other current assets	116,127	(20,650)
Other assets	(127,315)	(9,397)
(Decrease) increase in -
Accounts payable	(721,143)	886,939
Accrued compensation and related expenses	(353,244)	124,319
Other accrued expenses	(877,208)	(814,329)
Other long-term liabilities	10,358	4,644

Net cash used in operating activities	(10,463,612)	(8,782,011)

INVESTING ACTIVITIES:
Purchases of investments	(20,749,070)	(10,612,370)
Proceeds from sale and maturity of investments	34,974,053	12,050,000
Proceeds from sale of product line	—	458,480
Purchases of property and equipment	(2,413,246)	(484,258)

Net cash provided by investing activities	11,811,737	1,411,852

FINANCING ACTIVITIES:
Repayment of notes payable	—	(357,887)
Repayment of capital lease obligations	—	(44,710)
Costs associated with sale of common stock	—	(44,996)
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	87,511	298,087

Net cash provided by (used in) financing activities	87,511	(149,506)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	256,720	(68,873)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,692,356	(7,588,538)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,185,775	16,402,379

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,878,131	$8,813,841

Supplemental Cash Flow Information
Cash paid for interest expense	$1,250,000	$127,549
Capital lease obligations incurred	$—	$12,610

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

In addition, we employ in-house research and development in support of biomaterial and biologic technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) to develop and commercialize certain products based upon our VITOSS platform, we market VITAGEL and the CELLPAKER® Plasma Collection System under a license with Angiotech Pharmaceuticals (U.S.) Inc. (“Angiotech”), we market VITASURE™ Absorbable Hemostat under a distribution agreement with Medafor, Inc. (“Medafor”), and continue to pursue similar relationships with other biomaterials companies.

In the U.S., we have assembled a field sales network of direct sales representatives and independent sales agencies in order to market VITOSS, VITAGEL, the IMBIBE® Bone Marrow Aspiration System, CELLPAKER and VITASURE. Outside of the U.S., we primarily utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and the ALIQUOT® Delivery System, VITAGEL and CELLPAKER.

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

An aggregate of 8,403,387 and 8,187,530 common shares underlying options, restricted stock, restricted stock units and warrants were excluded from our computation of diluted net loss per common share for the six months ended June 30, 2008 and 2007, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

Accounting for Stock Options Issued to Employees

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, we expense the value of employee stock options and similar awards in our Consolidated Statements of Operations. We use the Black-Scholes option-pricing model to value our employee stock option grants under SFAS No. 123R. Stock-based compensation expense for all stock option awards granted to employees is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and amortized on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense for our stock options in accordance with SFAS No. 123R included in our Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30		Six Months Ended June 30
OPERATING EXPENSES:	2008	2007	2008	2007
General and administrative	$86,197	$158,897	$155,050	$291,900
Selling and marketing	124,301	39,285	213,900	143,858
Research and development	53,005	(71,375)	86,682	(14,876)

Total operating expenses	$263,503	$126,807	$455,632	$420,882

The fair value of all outstanding and unvested stock option awards granted to employees was estimated using the Black-Scholes fair value option pricing model on the date of grant, with the following weighted average assumptions for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Risk-free interest rate	3.66%	4.90%	3.56%	4.64%
Volatility	59%	54%	59%	57%
Dividend yield	0%	0%	0%	0%
Expected life	6 years	5 years	6 years	5 years

The weighted average fair value of options granted was $1.50 and $1.51 per share for the three months ended June 30, 2008 and 2007, respectively. The weighted average fair value of options granted was $1.70 and $1.65 per share for the six months ended June 30, 2008 and 2007, respectively.

For the three and six months ended June 30, 2008 and 2007, we calculated historical volatility based upon the daily closing prices of our common stock as quoted on the Nasdaq Global Market (“Nasdaq”) over a prior period having a term equal to the expected life of the stock options.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. In February 2008, the FASB issued two final staff positions (“FSP”) amending SFAS No. 157. FSP SFAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). Under this Standard, we may elect to report certain securities and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 is effective for us for the year beginning January 1, 2008. We have elected not to apply the fair value option to any of our eligible financial assets and liabilities.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of our consolidated balance sheets. For the three and six months ended June 30, 2008 and 2007, comprehensive loss was:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net loss	$(3,622,626)	$(3,170,021)	$(7,834,995)	$(6,114,389)
Total other comprehensive (loss) income	(130,592)	(56,628)	217,087	(30,953)

Comprehensive loss	$(3,753,218)	$(3,226,649)	$(7,617,908)	$(6,145,342)

3. ACCOUNTING FOR DERIVATIVE LIABILITY ASSOCIATED WITH NON-EMPLOYEE STOCK OPTIONS:

Stock options granted to non-employee consultants are accounted for under SFAS No. 123R during the service and vesting period of the options. However, once the service or vesting period terminates, these options are then accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Instruments” (“EITF No. 00-19”), from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. Historically, the common stock options we have granted to non-employee consultants as compensation for services rendered were fully vested on the date of the grant and are therefore accounted for under EITF No. 00-19. In certain circumstances, these awards may have to be settled in cash. In addition, we are required to record a fair value adjustment at the end of each quarter for the change in the fair value of our fully-vested non-employee consultant stock options outstanding.

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

During the six months ended June 30, 2008, we exchanged in a tender offer options held by non-employee consultants to purchase 131,250 shares of our common stock, with a weighted average exercise price of $3.03, for 131,250 common shares. In connection with this exchange, we incurred a non-cash charge of $170,082. The fair value of the non-employee consultant stock options was $245,835 and the value of the common stock issued was $415,917. The table below summarizes the changes in our derivative liability associated with non-employee consultant stock options for the period from December 31, 2007 through June 30, 2008.

Balance as of December 31, 2007	$352,746
Fair value of fully vested consultant stock options exchanged for common stock	(245,835)
Fair value adjustment as of June 30, 2008	(72,164)

Balance as of June 30, 2008	$34,747

The fair value of our derivative liability associated with consultant stock options was estimated using the Black-Scholes option pricing model and was based on the closing price of our stock as quoted on Nasdaq on June 30, 2008, which was $2.05 per share, and the following weighted average assumptions as of June 30, 2008:

Risk-free interest rate	2.9%
Volatility	44%
Dividend yield	0%
Life	4 years

The weighted average fair value of the consultant stock options outstanding was $0.52 per share at June 30, 2008. The volatility of 44% represents the weighted average volatility based upon the weighted average remaining term of all outstanding consultant stock options.

As of June 30, 2008, our consultants held fully-vested stock options to purchase 66,263 shares of our common stock, at a weighted average exercise price of $3.37 per share and a weighted average remaining term of approximately 4 years. We have classified this liability as non-current as management does not believe that it will need to be satisfied using current assets within the next twelve months.

4. CASH, CASH EQUIVALENTS AND INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate debt securities and asset – backed securities. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments are investment instruments purchased with an original maturity of greater than three months and less than one year. Long-term investments are investments purchased with an original maturity of greater than one year. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of June 30, 2008 and December 31, 2007, cash, cash equivalents and investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
June 30, 2008:
Cash and cash equivalents	$11,878,131	$—	$—	$11,878,131
Short-Term Investments:
Corporate debt securities	11,739,539	23,586	(7,427)	11,755,698
Government-sponsored enterprise debt	7,271,950	—	(7,789)	7,264,161
Asset-backed securities	2,644,565	8,471	—	2,653,036

	21,656,054	32,057	(15,216)	21,672,895
Long-Term Investments:
Corporate debt securities	2,524,464	—	(18,234)	2,506,230

Total	$36,058,649	$32,057	$(33,450)	$36,057,256

December 31, 2007:
Cash and cash equivalents	$10,185,775	$—	$—	$10,185,775
Short-Term Investments:
Corporate debt securities	25,357,929	41,367	(7,677)	25,391,619
Asset-backed securities	8,816,085	14,409	—	8,830,494
Auction rate securities	4,000,000	—	—	4,000,000

	38,173,914	55,776	(7,677)	38,222,113

Total	$48,359,789	$55,776	$(7,677)	$48,407,888

Amortization of discounts and premiums related to investments resulted in income of $68,770 and $231,485 for the three and six months ended June 30, 2008, respectively, as compared to income of $163,348 and $263,128 for the three and six months ended June 30, 2007.

5. INVENTORIES:

As of June 30, 2008 and December 31, 2007, inventories consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials	$4,716,161	$2,647,695
Work-in-process	3,750,236	4,393,537
Finished goods	8,598,119	8,570,537

	$17,064,516	$15,611,769

6. REVENUE INTEREST OBLIGATION:

During October 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”) and provided for the payment of revenue interest to Royalty Trust. The net proceeds from the financing were first allocated to the fair value of the common stock purchased on the date of the transaction (which was $4,777,893) as part of the financing, and the $5,222,107 remainder of the net proceeds was allocated to the revenue interest obligation in accordance with EITF Issue No. 88-18, “Sales of Future Revenues” (“EITF No. 88-18”). On March 22, 2002, we amended the original financing, which resulted in a one-time increase to the revenue interest obligation of $1,945,593, increasing the balance of the revenue interest obligation to $7,167,700. On July 30, 2007, we repurchased the revenue interest obligation from Royalty Trust. As a result, we are no longer obligated to pay royalties on our products subject to the revenue interest obligation, including VITOSS and CORTOSS. The repurchase price for the revenue interest obligation consisted of a payment of $20,000,000 in cash and 1,136,364 shares of our common stock valued at $3.32 per share, which was the market price per share on the date of the transaction. As a result of the repurchase, we recorded a charge of $16,605,029 in July 2007 to account for the difference between the repurchase price valued at $23,772,729 and the $7,167,700 carrying value of the revenue interest liability on our consolidated balance sheet as of the date of the transaction. In connection with the repurchase, Royalty Trust assigned to us all of its interest under the agreement relating to the revenue interest obligation, effectively terminating the security interest in certain of our assets and the pledge of stock of our wholly-owned subsidiary that we had granted Royalty Trust to secure our obligations under the revenue interest agreement.

Throughout the term of the Royalty Trust revenue interest agreement, we were required to make advance payments on the revenue interest obligation at the beginning of each year. In January 2006, we paid Royalty Trust the $1,750,000 advance payment for 2006. Of the $1,750,000, $1,179,466 was earned in 2006 and the balance of $570,534 was repaid to us in January 2007. As a result of our repurchase of the revenue interest from Royalty Trust on July 30, 2007, Royalty Trust returned to us $993,297 of the 2007 advance payment of $1,750,000.

The products that had been subject to the revenue interest agreement had been approved and launched at various times over the last several years or were still under development. For these reasons, as of and prior to July 29, 2007, we could not make a reasonable estimate of future revenues and payments that could have become due to Royalty Trust under this financing. Accordingly, we did not amortize any portion of the liability attributable to the revenue interest obligation, and we charged revenue interest expense in accordance with EITF No. 88-18 for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation were recognized.

Revenue interest expense of $351,865 and $671,494 was recorded for the three and six months ended June 30, 2007, respectively.

7. OTHER ACCRUED EXPENSES:

As of June 30, 2008 and December 31, 2007, other accrued expenses consisted of the following:

	June 30, 2008	December 31, 2007
Commissions payable	$1,372,288	$1,093,231
Accrued professional fees	719,820	1,179,306
Interest payable	625,000	625,000
Royalties payable	457,391	352,704
Building improvements	409,650	1,084,494
Other	801,901	511,512

Total	$4,385,050	$4,846,247

8. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of common stock outstanding and in total shareholders’ equity for the period from December 31, 2007 through June 30, 2008.

	Shares	Total Shareholders’ Equity

Balance, December 31, 2007	75,683,840	$54,529,417
Common stock purchased under the employee stock purchase plan	40,500	87,511
Exchange of consultant stock options for common stock	131,250	415,917
Stock-based employee compensation expense determined under SFAS No. 123R	—	455,632
Compensation expense related to restricted stock awards and restricted stock units	—	177,740
Changes in other comprehensive income	—	217,087
Common stock issued for services rendered	6,700	20,971
Net loss	—	(7,834,995)

Balance, June 30, 2008	75,862,290	$48,069,280

Equity Compensation Plan

We have an equity compensation plan (the “Plan”) that provides for incentive and nonqualified stock options, restricted stock awards, restricted stock units and other equity incentives to be granted to directors, employees, and consultants. The Plan has been approved by our shareholders.

Common Stock

During six months ended June 30, 2008, we issued 0 and 6,700 shares of common stock valued at $0 and $20,971, respectively, for consulting services rendered, pursuant to consultant services agreements.

During the three and six months ended June 30, 2007, we issued 2,667 and 3,791 shares of common stock valued at $7,734 and $11,410, respectively, for consulting services rendered, pursuant to consultant services agreements.

Restricted Stock and Restricted Stock Units

We did not issue any restricted common stock units to our employees during the three and six months ended June 30, 2008. During the six months ended June 30, 2007, we issued an aggregate of 318,332 restricted common stock units valued at $1,040,946 to certain employees. These units vest 50% on each of the second and fourth anniversaries of the date of issuance.

On June 26, 2007, we issued restricted common stock awards of an aggregate of 36,204 shares to our non-employee directors in consideration of their services. These shares were valued at $104,992 and vest generally on the fifth anniversary of grant or earlier upon a change of control of the Company or when a director no longer serves on our board of directors.

There was $538,177 of unrecognized cost related to unvested restricted stock and restricted stock units as of June 30, 2008 which is expected to be recognized over a weighted average period of approximately 1.25 years. The compensation expense recorded for these awards during the six months ended June 30, 2008 and 2007 was $177,740 and $141,672, respectively.

Common Stock Options

During the six months ended June 30, 2008, we issued under the Plan options to purchase 1,353,342 shares of common stock to our employees. The aggregate fair value of the grants was $2,306,299 and will be amortized over the four year vesting term.

There were no stock options exercised during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, stock options to purchase 10,000 and 74,625 shares of common stock were exercised for proceeds of $27,050 and $221,350, respectively.

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

During the three and six months ended June 30, 2008, in accordance with SFAS No. 123R, we expensed $263,503 and $455,632, respectively, for employee stock options (see Note 2). During the three and six months June 30, 2007, in accordance with SFAS No. 123R, we expensed $126,807 and $420,882, respectively, for employee stock options.

There was $3,009,796 of unrecognized compensation cost related to unvested employee stock options as of June 30, 2008 which is expected to be recognized over a weighted average period of approximately 2.6 years.

As of June 30, 2008, there were 13,850,000 shares authorized for issuance under our Plan, of which grants with respect to 6,520,197 shares are outstanding, and grants with respect to 2,923,434 shares were available for issuance.

Shares
Outstanding at December 31, 2007	5,411,740
Granted	1,353,342
Exercised	—
Cancelled and Expired	(244,885)

Outstanding at June 30, 2008	6,520,197

Additional information regarding stock options as of June 30, 2008 is as follows:

Exercise Price Range	Number of Options Outstanding
$1.65 - $1.98	11,500
2.02 - 2.49	196,000
2.56 - 2.98	1,505,407
3.00 - 3.25	1,098,690
3.26 - 3.99	1,963,217
4.00 - 4.25	136,300
4.26 - 4.50	1,214,408
4.51 - 4.99	98,000
5.00 - 5.75	255,375
5.90 - 11.25	41,300

Total	6,520,197

Employee Stock Purchase Plan

During the three and six months ended June 30, 2008, employees purchased 23,439 and 40,500 shares of common stock under the Employee Stock Purchase Plan for proceeds of $45,712 and $87,511, respectively. During the three and six months ended June 30, 2007, employees purchased 10,076 and 21,094 shares of common stock under the Employee Stock Purchase Plan for proceeds of $28,720 and $59,237, respectively.

Common Stock Purchase Warrants

Summary information regarding warrants to purchase common stock outstanding as of June 30, 2008 is as follows:

	Number of Shares Underlying Outstanding Warrants		Exercise Price	Expiration Date
	104,000		$2.80	October 2008
	1,466,276	(1)	$3.41	July 2012
Total	1,570,276

(1)	Warrants to purchase 733,138 shares of common stock are currently exercisable. See Note 11 and 14.

No warrants were exercised during the six months ended June 30, 2008. Warrants to purchase 996,787 shares of common stock at an exercise price of $3.61 per share expired during the six months ended June 30, 2008. During the six months ended June 30, 2007, warrants to purchase 10,000 shares of common stock were exercised for gross proceeds of $17,500.

9. PRODUCT SALES:

For the three and six months ended June 30, 2008 and 2007, product sales by geographic market were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
PRODUCT SALES
United States	$17,672,312	$13,749,083	$32,726,279	$25,965,319
Outside the United States	1,668,402	1,102,860	2,778,717	2,037,310

Total	$19,340,714	$14,851,943	$35,504,996	$28,002,629

Approximately 60% of our product sales during each of the three and six months ended June 30, 2008 were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 10), as compared to 60% and 61% for the same respective periods in 2007. VITAGEL accounted for approximately 25% of product sales during the three and six months ended June 30, 2008, as compared to approximately 19% and 20% of product sales during each of the three and six months ended June 30, 2007, respectively.

There were no VITASURE product sales during the periods reported. We launched VITASURE Absorbable Hemostat in July 2008.

10.	COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease office space under non-cancelable operating leases. In July 2008 we extended the term of our existing office space leases by a term of 60 months, until July 31, 2017. As of June 30, 2008, future minimum rental payments under operating leases are as follows:

Remainder of 2008	$396,654
2009	812,104
2010	838,278
2011	864,465
2012	901,244
2013 and thereafter	4,320,309

$8,133,054

Agreement with Kensey

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize certain biomaterials-based products based upon our VITOSS platform. The new products that may be developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any approved or cleared jointly developed product under the agreement, and we will market and sell the product worldwide. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product and make royalty payments to Kensey based on the net sales of such product. These rights and obligations extend until at least February 2024 for our VITOSS Bioactive Foam product, and until February 2014 for our other products under the VITOSS FOAM product platform.

During the six months ended June 30, 2008 and 2007, we purchased $3,859,988 and $4,206,758, respectively, of product inventory manufactured by Kensey on our behalf. As of June 30, 2008 and December 31, 2007, we owed Kensey $2,137,436 and $2,569,004, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the consolidated balance sheets. All product royalty expense payable to Kensey is included in cost of sales on our Consolidated Statements of Operations as we recognize product sales revenue from our customers.

In addition, we pay royalties to Kensey on our VITOSS Bone Graft Substitute product sales, based on a royalty arrangement that Kensey purchased from the product’s co-inventor effective April 2004. Of the $5,000,000 in maximum aggregate royalties payable under the royalty arrangement, we have paid approximately $2,300,000 from inception of the arrangement through June 30, 2008.

Agreement with Allergan

In November 2007, we entered into a supply and license agreement to acquire raw material, equipment and a technology license from Allergan, Inc. and its affiliate Allergan Sales, LLC for an aggregate purchase price of approximately $6,600,000 in cash. We expect to close the transaction and make the purchase price payment in a lump sum during the second half of 2008. The raw material, equipment and license to be acquired from Allergan relate primarily to the production of our VITAGEL Surgical Hemostat product. Under the agreement, Allergan is obligated to manufacture and supply us with specified quantities of collagen, sell us certain collagen production and test equipment and grant us a non-exclusive, perpetual, royalty-free, irrevocable license to certain collagen production process technology and know how. Allergan has delivered the collagen raw material, know-how and equipment in part and we expect delivery to be completed during the fourth quarter of 2008. As of June 30, 2008, we have received approximately $746,000 of raw material and $466,000 of equipment relating to this agreement. Accordingly, these amounts are included in inventory, equipment, and accounts payable on our consolidated balance sheet as of June 30, 2008.

Agreement with Medafor

In April 2008, we obtained certain non-exclusive rights in the United States and in certain limited territories outside of the United States to distribute VITASURE™ Absorbable Hemostat pursuant to an agreement with Medafor. Under the agreement, if certain conditions are met, we must purchase at least $1,000,000 of VITASURE product from Medafor during each of the twelve month periods commencing in the third quarters of 2008 and 2009. We launched the VITASURE product in the third quarter of 2008.

11.	SENIOR SECURED NOTE PURCHASE FACILITY

On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We initially issued $25,000,000 of our 10% senior secured notes due July 30, 2012 under the facility. The majority of the proceeds from the initial $25,000,000 principal amount note issuance was used to (i) pay to Royalty Trust the $20,000,000 cash portion of the revenue interest obligation repurchase price (see Note 6); and (ii) pay off approximately $2,000,000 of outstanding indebtedness under capital lease obligations and notes payable. As of June 30, 2008, we had the option through January 30, 2010 to issue under the debt facility up to an additional $20,000,000 aggregate principal amount of 10% senior secured notes due July 30, 2012 to fund working capital and other general business purposes, including product acquisitions, sales force expansion and product development, if certain conditions are met, including: (1) our consolidated net revenues for the most recently ended four consecutive quarterly periods are at least $45,000,000 and (2) we have not exercised our option to prepay any of the notes outstanding under the facility. See Note 14 (Subsequent Event) below for information regarding the issuance of an additional note under the facility during the third quarter of 2008.

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

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of June 30, 2008, we must maintain a minimum cash balance of $6,250,000. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of favor of the note holders a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of June 30, 2008, we must maintain a minimum balance of $10,000,000 in order to avoid obtaining a letter of credit, and we are not currently required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions, make investments and pay dividends.

Outstanding principal amounts under the notes bear annual interest at 10%, provided that interest shall accrue at the rate of 12% per year during the continuance of any event of default and shall be payable on demand.

In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share, of which warrants to purchase 733,138 shares were exercisable as of June 30, 2008. The unexercisable warrants shall become exercisable ratably upon future issuances of the 10% senior secured notes under the facility. The fair value of $1,206,460 of the warrants exercisable as of June 30, 2008 was determined using the Black-Scholes option-pricing model and was recorded on our consolidated balance sheet at inception as a discount to the initial loan amount of $25,000,000 and is being amortized into interest expense over the five-year term of the facility. At June 30, 2008 and December 31, 2007, the unamortized debt discount to the loan amount related to the warrants totaled $983,979 and $1,104,624, respectively. The carrying value of the note on our consolidated balance sheet was $24,016,022 and $23,895,376 as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, we had $25,000,000 outstanding under the facility, and had accrued approximately $625,000 in interest thereon.

12. AGREEMENTS WITH ANGIOTECH

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

On December 29, 2006, pursuant to a Royalty Sale Agreement with Angiotech, we purchased the profit-sharing royalty rights for VITAGEL and CELLPAKER products under the License Agreement for $9,000,000 in cash. Concurrently with such purchase, we entered into an Amended and Restated License Agreement with Angiotech that amended the original License Agreement to eliminate our obligations to meet minimum sales requirements, extend the term of the license from December 31, 2014 through July 31, 2017, and eliminate certain termination rights in favor of Angiotech. Under the Amended and Restated License Agreement, we have exclusive rights to manufacture and sell VITAGEL products throughout the world for orthopedic indications, and non-exclusive rights to manufacture and sell CELLPAKER products throughout the world for all indications. Under the Amended and Restated License Agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture and sell an Angiotech-branded VITAGEL product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. Prior to the amendment and restatement of the License Agreement on December 29, 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of VITAGEL and CELLPAKER products that we manufactured. The $9,000,000 payment has been recorded as a License Right Intangible on the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007. This amount is being amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is July 31, 2017. For the three and six months ended June 30, 2008 and 2007, this amount was amortized on a straight-line basis. Amortization expense of $212,598 and $425,196 was recorded in Cost of Sales on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2008 and 2007, respectively.

13. SALE OF PRODUCT LINE AND RELATED ASSETS:

On February 15, 2007, we sold our assets associated with the ENDOSKELETON TA Vertebral Body Replacement structural device product line for $458,480, of which we recorded $372,375 as a gain on sale of assets during the six months ended June 30, 2007. As a result of the sale, we no longer manufacture or sell ENDOSKELETON products. We had no revenues related to the ENDOSKELETON products during the six months ended June 30, 2008 and 2007.

14. SUBSEQUENT EVENT

On July 31, 2008, we issued an additional 10% senior secured note in the principal amount of $10,000,000 under our debt facility with LB I Group Inc. We plan to apply the proceeds of this note toward payment of (i) the $6,600,000 purchase price for the collagen raw material, equipment and technology license to be acquired under our supply and license agreement with Allergan; and (ii) costs to expand our manufacturing capacity for VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER. As a result of our issuance of the $10,000,000 note on July 31, 2008, warrants to purchase 366,569 shares of our common stock at an exercise price of $3.41 per share became exercisable. The fair value of the warrants that become exercisable as of July 31, 2008 is approximately $416,000 and was determined using the Black-Scholes option-pricing model. This discount will be amortized into interest expense over the remaining four-year term of the facility. These warrants were previously issued upon entering into the debt facility with LB I Group Inc. in July 2007. See Note 11 for additional information regarding the terms of our debt facility and notes issued thereunder.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, regulatory approval, demand and market acceptance of our products; results of our CORTOSS pivotal clinical trial in the U.S.; the amount and sufficiency of data that the FDA will require for our CORTOSS 510(k) application; the cost to expand our manufacturing and operating facilities; our need to borrow under our debt facility; the development of our sales network; capital expenditures; future liquidity; uses of cash; sales product mix and related margins; our ability to manage our manufacturing facilities and requirements; availability of raw materials; inventory levels; development costs for existing and new products; our ability to successfully launch the VITOSS Bioactive FOAM and VITASURE Absorbable Hemostat products; equity compensation expense; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Product sales for the three and six months ended June 30, 2008 increased 30% and 27% to $19,340,714 and $35,504,996, respectively, as compared to $14,851,943 and $28,002,629 for the same periods in 2007. Increased product sales principally reflect increased sales of our VITOSS® FOAM and VITAGEL® products in the U.S. We anticipate our product sales for the foreseeable future will remain insufficient to support our operations at expected spending levels. We expect to continue to incur significant operating losses for the foreseeable future as we plan to continue to expand our sales and marketing activities, pursue product development efforts, further develop our manufacturing capabilities and attempt to increase manufacturing efficiencies.

The following summarizes our principal cash and operating commitments at June 30, 2008 and as of the date of this report:

•

Agreement with Kensey. Approximately 60% of our product sales during each of the three and six months ended June 30, 2008 were from products based upon our VITOSS FOAM platform co-developed with Kensey, as compared to 60% and 61% for the same periods in 2007. As of June 30, 2008, we owed Kensey $2,137,436 for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on the consolidated balance sheets. See Note 10 to our consolidated interim financial statements included in this report for additional information.

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

•

Allergan Agreement – In November 2007, we entered into a supply and license agreement to acquire collagen raw material, equipment and a technology license from Allergan, Inc. and its affiliate Allergan Sales, LLC for an aggregate purchase price of approximately $6,600,000 in cash. We expect to complete the acquisition of these assets and make the purchase price payment in a lump sum in the second half of 2008 from cash, cash equivalents, and investments and proceeds from the $10,000,000 note we issued in July 2008 under our debt facility with LB I Group Inc. See Notes 11 and 14 to our consolidated interim financial statements included in this report for additional information regarding the terms of our debt facility and borrowings thereunder.

•

Expansion of manufacturing capacity – We expect to spend approximately $7,000,000, with commitments outstanding for $6,200,000 as of June 30, 2008, for plant expansion and equipment during the remainder of 2008 to expand our capacity to manufacture VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER, at sites we currently lease. We plan to finance the expansion and equipment through cash, cash equivalents and investments and proceeds from the $10,000,000 note we issued under our debt facility with LB I Group Inc in July 2008.

•

CORTOSS clinical study and 510(k) application - We expect to incur approximately $1,400,000 in external costs during the remainder of 2008 and into 2009 for the CORTOSS pivotal clinical study in the U.S. Since the completion of patient enrollment for the study in February 2007 and the filing of our CORTOSS 510(k) application with the FDA in January 2008, we have been monitoring and will continue to monitor the patients in the study in order to collect, consolidate and analyze clinical data to support our CORTOSS 510(k) filing. In response to comments received by the FDA during the end of the first quarter of 2008 to our 510(k) submission for CORTOSS, we expect to submit to the FDA in the third quarter of 2008 additional clinical and pre-clinical data, which will include further two-year follow-up patient data. We may also be required to submit additional two-year follow-up patient data and other data thereafter.

•

Medafor Agreement- We expect to spend $1,000,000 during each of the twelve month periods commencing in the third quarter of 2008 and 2009 to purchase VITASURE Absorbable Hemostat product inventory under our distribution agreement with Medafor. See Note 10 to our consolidated interim financial statements included in this report for additional information.

•

Debt service obligation. We expect to pay approximately $792,000 and $875,000 in quarterly interest payments during the third and fourth quarters of 2008, respectively, under the $35,000,000 aggregate principal amount of notes issued under our debt facility with LB I Group Inc.

Our existing cash, cash equivalents, and investments as of June 30, 2008 were $36,057,256. We believe our current cash, cash equivalents, and investments, together with the remaining amounts available to us under our debt facility, will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. In addition, we received $10,000,000 in proceeds from the issuance of a note in July 2008 under our debt facility and, if certain conditions are met, we have the capacity to borrow up to an additional $10,000,000 under the terms of the facility. See Notes 11 and 14 to our consolidated interim financial statements included in this report for additional information regarding the terms of our debt facility.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With the exception of the Texas Margin Credit described below, management believes it is more likely than not that we will not realize the deferred tax assets in excess of deferred tax liabilities. A valuation allowance is maintained against the net deferred tax assets in excess of the Texas Margin Credit.

On May 18, 2006, the Governor of the State of Texas signed into law a Texas margin tax which restructures the state business tax by replacing the taxable capital components of the current franchise tax with a new “taxable margin” component. The Texas margin tax was effective for taxable years ended on or after January 1, 2007. As a result of the Texas margin tax we recognized current state income tax expense of $28,700 for the six months ended June 30, 2008. Under the Texas Margin Tax enacted statute, we have the right to claim a temporary credit against our Texas Margin Tax liability over a 20 year period. As a result, we have reduced the deferred tax asset from $302,980 as of December 31, 2007 to $299,493 on our consolidated balance sheet as of June 30, 2008.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our stock. Cash, cash equivalents and investments were $36,057,256 and $48,407,888 at June 30, 2008 and December 31, 2007, respectively. We believe our current cash, cash equivalents, and investments, together with the remaining amounts available to us under our debt facility, will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. In addition, we received $10,000,000 in proceeds from the issuance of a note in July 2008 under our debt facility and, if certain conditions are met, we have the capacity to borrow up to an additional $10,000,000 under the terms of the facility. See Notes 11 and 14 to our consolidated interim financial statements included in this report for additional information regarding the terms of our debt facility.

Discussion of Cash Flows

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2008 was $10,463,612, as compared to $8,782,011 for the same period in 2007. Our operating cash outflows for the six months ended June 30, 2008 primarily were used to fund our operations and include $1,451,588 for an increase in accounts receivable related to increased sales, $1,452,747 used to fund increases in inventories as well as funding for the expansion of our field sales team and sales commissions on our growing product sales. In addition, decreases in accounts payable of $721,143 and accrued expenses of $877,208 were a use of operating cash flows in the six months ended June 30, 2008.

We expect to continue to focus our efforts on sales growth under our VITOSS and VITAGEL product platforms in 2008, and launched VITOSS Bioactive FOAM in the first quarter of 2008. We may continue to add direct sales representatives to our organization for those territories in the U.S. where either we do not currently have independent distributor coverage or the territory is underserved in an effort to increase sales of our VITOSS and VITAGEL product lines and to plan ahead for the possible clearance of CORTOSS in the United States. Also, we intend to fund studies to collect and publish post-clinical data relating to the performance of VITOSS to support our marketing and sales efforts.

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

We expect our primary use of cash for external research and development costs in 2008 to be directed to CORTOSS. During 2008 and 2009, we expect to incur approximately $1,400,000 in external costs to complete our pivotal clinical study in the U.S. for CORTOSS. The overall level of our research and development expense in future periods will depend upon the development status and cost of products currently in our pipeline and any new products that we may determine to pursue in the future. We may also incur additional expenses to support the U.S. launch of CORTOSS if it receives FDA clearance.

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

We also expect to use cash, cash equivalents and investments to purchase at least $1,000,000 of VITASURE product during each of the twelve month periods commencing in the third quarters of 2008 and 2009 in accordance with our distribution agreement with Medafor. We launched the VITASURE product in the third quarter of 2008.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $11,811,737 for the six months ended June 30, 2008 compared to $1,411,852 for the six months ended June 30, 2007. The increase in cash provided by investing activities for the six months ended June 30, 2008 primarily reflects the proceeds from the sale and maturity of investments of $34,974,053, partially offset by the purchases of new investments of $20,749,070, to fund our operating activities. In addition, we spent $2,413,246, including $211,889 in capitalized interest, during the six months ended June 30, 2008 to purchase equipment and leasehold improvements to support further expansion of our product development and manufacturing capabilities for VITAGEL and VITOSS, as compared to $484,258 spent during the six months ended June 30, 2007 for equipment and leasehold improvements.

We invest our excess cash in highly liquid investment-grade marketable securities, including corporate debt securities and asset – backed securities.

We expect to spend approximately $7,000,000 during 2008 to expand our manufacturing facility and for related leasehold improvements and capital equipment. In addition, we are committed contractually to spend approximately $6,600,000, expected to be incurred in 2008, to acquire a technology license related to collagen processing for our VITAGEL product and to purchase related equipment from Allergan. See Note 10 to our consolidated interim financial statements included in this report. We plan to fund these amounts through the use of cash equivalents and investments and from the proceeds of our issuance in July 2008 of an additional $10,000,000 note under our debt facility with LB I Group Inc.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2008 was $87,511 compared to net cash used of $149,506 for the six months ended June 30, 2007.

We do not expect sales to generate cash flows in excess of operating expenses for the foreseeable future, if ever. Until we achieve sales levels to enable us to fund operating expenses, we expect to continue to use cash, cash equivalents and investment proceeds to fund operating and investing activities. As of June 30, 2008, we had cash, cash equivalents and investments of $36,057,256, and we had up to $20,000,000 available for additional borrowing under our debt facility with LB I Group Inc. We believe our existing cash, cash equivalents and investments, together with $10,000,000 borrowed in July 2008 and the remaining $10,000,000 available to us under our debt facility, will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon future trading prices for our common stock and the expiration dates of these instruments.

Contractual Obligation and Commercial Commitments

See the “Overview” section under MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We lease office space and equipment under non-cancelable operating leases. We entered into two leases in January 2008 for space located in the Great Valley Corporate Center in Malvern, Pennsylvania. One lease is for approximately 30,900 square feet of unfinished space for a new warehouse. The initial term of this lease is 55 months commencing January 1, 2008, and the initial annual base rent under the lease is approximately $216,125. The other lease is for approximately 4,800 square feet of additional office and laboratory space. The initial term of this lease is 55 months commencing January 1, 2008, and the initial annual base rent under the lease is approximately $43,593. We completed renovations for both the warehouse and the office/laboratory space in April 2008. In July 2008 we extended the term of our existing office space leases by a term of 60 months, until July 31, 2017. As of June 30, 2008, future minimum rental payments under operating leases, which include the additional office space leases described above, are as follows:

Remainder of 2008	396,654
2009	812,104
2010	838,278
2011	864,465
2012	901,244
2013 and thereafter	4,320,309

$8,133,054

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the foreseeable future as we continue our product development and sales efforts.

Product Sales. Product sales for each of the three and six months ended June 30, 2008 increased 30% and 27% to $19,340,714 and $35,504,996, respectively, as compared to $14,851,943 and $28,002,629 for the same periods in 2007. Sales growth was primarily attributable to increased sales of VITOSS FOAM and VITAGEL product portfolios in the U.S. as we further develop our U.S. field sales network. Approximately 60% of our product sales during the three and six months ended June 30, 2008 were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 10 to our consolidated interim financial statements included in this report for additional information), as compared to 60% and 61% for the same periods in 2007. VITAGEL accounted for approximately 25% of product sales for the three and six months ended June 30, 2008 as compared to 19% and 20% for the same periods in 2007. For the three and six months ended June 30, 2008, 91% and 92% of product sales, respectively, were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBE, as compared to 93% for each of the same periods in 2007. The remaining sales, during both periods in 2008 and 2007, were primarily the result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S.

Gross Profit. The gross profit for the three and six months ended June 30, 2008 was $12,984,807 and $23,336,880, respectively, as compared to $9,778,830 and $18,220,427 for the same periods in 2007. As a percentage of sales, gross profit was 67% and 66% for the three and six months ended June 30, 2008, respectively, as compared to 66% and 65% for the same periods in 2007. The increase in the gross profit margin for the three and six months ended June 30, 2008, as compared to the gross profit margins for the corresponding periods in 2007, reflects improved manufacturing efficiencies and lower VITAGEL royalty expense as a percentage of product sales. Our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for the three months ended June 30, 2008 and 2007 were $16,275,624 and $12,787,589, respectively, which represents a 27% increase in operating expenses as compared to a 30% increase in product sales and a 33% increase in gross profit for the quarter. Operating expenses for the six months ended June 30, 2008 and 2007 were $30,646,013 and $24,446,454, respectively, which represents a 25% increase in operating expenses as compared to a 27% increase in product sales and a 28% increase in gross profit for the six month period. For the three months ended June 30, 2008, operating expenses were reduced by a non-cash fair value adjustment of $19,301, and increased by net non-cash charge of $111,895 for the six months ended June 30, 2008 for the exchange of non-employee consultant stock options for shares of our common stock pursuant to a tender offer, net of fair value adjustments for our fully-vested non-employee consultant stock options. For the three and six months ended June 30, 2007, operating expenses were reduced by non-cash fair value adjustments of $155,428 and $647,953, respectively, for our fully-vested non-employee consultant stock options outstanding.

General & administrative expenses for the three months ended June 30, 2008 increased 8% to $3,072,327 from $2,836,696 for the same period of 2007. General & administrative expenses for the six months ended June 30, 2008 increased 4% to $5,530,732 from $5,308,103 for the same period of 2007. The increase in general & administrative expenses for the three and six months ended June 30, 2008, as compared to the corresponding period in 2007, was primarily due to legal and consulting costs. General & administrative expenses were equivalent to 16% of product sales for each of the three and six month periods ended June 30, 2008 and 19% of product sales for the same periods in 2007.

Selling & marketing expenses were $11,070,617 and $21,278,992 for the three and six months ended June 30, 2008, respectively, a 33% and 35% increase from $8,312,483 and $15,726,623 for the three and six months ended June 30, 2007. The increase for the three and six months ended June 30, 2008 was primarily due to higher salary and benefit costs incurred by expanding our field sales team in order to support the growth of U.S product sales, as well as higher commissions paid in the U.S. as a result of increased product sales in the three and six months ended June 30, 2008. The number of our direct sales representatives increased from 80 at June 30, 2007 to 92 at June 30, 2008. Selling & marketing expenses for the three months ended June 30, 2008 were reduced by a non-cash fair value adjustment of $19,301 and increased by net non-cash charge of $97,917 for the six months ended June 30, 2008 for the exchange of non-employee consultant stock options for shares of our common stock pursuant to a tender offer, net of fair value adjustments for our fully-vested non-employee consultant stock options. Selling & marketing expenses for the three and six months ended June 30, 2007 were reduced by non-cash fair value adjustments of $154,582 and $647,107, respectively, for our fully-vested non-employee consultant stock options outstanding. Amounts for selling & marketing expenses were equivalent to 57% and 56% of product sales for the three months ended June 30, 2008 and 2007, respectively. Amounts for selling & marketing expenses were equivalent to 60% and 56% of product sales for the six months ended June 30, 2008 and 2007, respectively.

Research & development expenses increased to $2,132,680 and $3,836,289 for the three and six months ended June 30, 2008, respectively, from $1,638,410 and $3,411,728 for the same periods in 2007. The increase for each of the three and six months ended June 30, 2008 is primarily due to increased product development activity and higher costs associated with the CORTOSS 510(k) application in the U.S. Research & development expenses were equivalent to 11% of product sales for the three months ended June 30, 2008 and 2007. Research & development expenses were equivalent to 11% and 12% of product sales for the six months ended June 30, 2008 and 2007, respectively.

Net other income (expense). Net other income (expense) included interest income, interest expense, and loss on asset disposals. We recorded $317,459 and $497,162 of net other expense for the three and six months ended June 30, 2008. Net other expense was $161,262 and net other income was $111,638 for the three and six months ended June 30, 2007 and included a gain on a sale of a product line, interest income, interest expense and revenue interest expense. The increase in net other expense for the three and six month periods is primarily a result of increased interest expense incurred under our debt facility in 2008, partially offset by a gain on sale of product line that occurred in February 2007.

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

As of June 30, 2008 and December 31, 2007, our total exposure to foreign currency risk in U.S. dollar terms was approximately $5,500,000, and $3,630,000, or 6.7% and 4% of our total assets, respectively. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $550,000 at June 30, 2008 and $363,000 at December 31, 2007.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of June 30, 2008 and December 31, 2007, our investments consisted of highly liquid investment-grade marketable securities including corporate debt securities and asset – backed securities. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Withdrawal of Complaint: On June 24, 2008, Mo-Sci Corporation (Mo-Sci) withdrew without prejudice the complaint it had filed against us on March 4, 2008 in the United States District Court for the Eastern District of Pennsylvania. We had reported the filing of the complaint in our Annual Report on Form 10-K for the year ended December 31, 2007. We have asserted counterclaims and third-party claims against Mo-Sci and Dr. Erik Erbe, an individual we believe had served as a consultant to Mo-Sci and who is our former employee. With these counterclaims and third-party claims, we are seeking compensatory, special and punitive damages, attorneys’ fees and costs. In the counterclaim, we allege abuse of process, promissory estoppel, tortious interference with contract and fraud by Mo-Sci. In the third-party claim, we allege tortious interference with prospective contractual relations by Dr. Erbe. In addition, we charge Mo-Sci and Dr. Erbe with conspiracy.

ITEM 6.	EXHIBITS

Exhibit 10.1	Employee Stock Purchase Plan of the Company

Exhibit 31.1	Certifications of the Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certifications of the Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a – 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a – 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

August 8, 2008	By:	/s/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President
(Principal executive officer)

August 8, 2008	By:	/s/ ALBERT J. PAVUCEK, JR.
Albert J. Pavucek, Jr.
Chief Financial Officer
(Principal financial and accounting officer)