Form 10-Q
period 2008-09-30
ORTHOVITA INC
filed 2008-11-10
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008.

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

Class

Outstanding as of October 31, 2008

Common Stock, par value $.01

75,914,848 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,180,543	$10,185,775
Short-term investments	23,200,254	38,222,113
Accounts receivable, net of allowance for doubtful accounts of $289,290 and $217,717, respectively	10,393,766	8,437,917
Inventories	18,503,133	15,611,769
Other current assets	561,895	633,058

Total current assets	63,839,591	73,090,632

Long-term investments	2,489,003	—
Property and equipment, net	11,653,730	8,252,394
License & technology intangible assets, net	12,713,814	8,149,608
Other assets	690,026	724,504

Total assets	$91,386,164	$90,217,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,343,291	$4,151,145
Accrued compensation and related expenses	2,284,697	2,284,191
Other accrued expenses	5,322,525	4,846,247

Total current liabilities	10,950,513	11,281,583

LONG-TERM LIABILITIES:
Notes payable, net of debt discount of $1,191,820 and $1,104,624, respectively	33,808,180	23,895,376
Other long-term liabilities	206,778	158,016
Derivative liability associated with non-employee stock options	55,060	352,746

Total long-term liabilities	34,070,018	24,406,138

Total liabilities	45,020,531	35,687,721

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 75,914,848 and 75,683,840 shares issued and outstanding, respectively	759,148	756,838
Additional paid-in capital	221,298,138	219,444,149
Accumulated deficit	(175,449,042)	(165,919,937)
Accumulated other comprehensive (loss) income	(242,611)	248,367

Total shareholders’ equity	46,365,633	54,529,417

Total liabilities and shareholders’ equity	$91,386,164	$90,217,138

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
PRODUCT SALES	$20,563,081	$14,467,687	$56,068,078	$42,470,316
COST OF SALES	6,682,197	4,848,347	18,850,313	14,630,549

GROSS PROFIT	13,880,884	9,619,340	37,217,765	27,839,767

OPERATING EXPENSES:
General and administrative	2,671,559	2,850,379	8,202,293	8,158,482
Selling and marketing	10,957,284	7,906,123	32,236,273	23,632,746
Research and development	1,456,380	1,127,365	5,292,670	4,539,093

Total operating expenses	15,085,223	11,883,867	45,731,236	36,330,321

OPERATING LOSS	(1,204,339)	(2,264,527)	(8,513,471)	(8,490,554)

GAIN/(LOSS) ON SALE OR DISPOSAL OF ASSETS	74,074	—	(71,909)	372,375
CHARGE FOR REPURCHASE OF REVENUE INTEREST OBLIGATION	—	(16,605,029)	—	(16,605,029)
INTEREST EXPENSE	(814,013)	(507,100)	(1,976,195)	(634,649)
REVENUE INTEREST EXPENSE	—	(85,209)	—	(756,703)
INTEREST INCOME	264,517	544,292	1,075,520	1,082,598

LOSS BEFORE INCOME TAX	(1,679,761)	(18,917,573)	(9,486,055)	(25,031,962)
INCOME TAX EXPENSE	(14,350)	—	(43,050)	—

NET LOSS	$(1,694,111)	$(18,917,573)	$(9,529,105)	$(25,031,962)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.27)	$(0.13)	$(0.39)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	75,820,540	70,728,955	75,790,134	64,507,337

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(9,529,105)	$(25,031,962)
Adjustments to reconcile net loss to net cash used in operating activities -
Charge for repurchase of revenue interest obligation	—	16,605,029
Depreciation and amortization	1,009,067	658,849
Amortization of license right intangible	637,794	637,794
Amortization on debt discount	197,511	41,513
Compensation expense related to restricted stock awards and restricted stock units	272,512	340,501
Common stock issued for services rendered	20,971	11,410
Compensation expense related to employee stock options	715,246	770,340
Charge related to exchange of consultant stock options for common stock	170,082	98,972
Fair market value adjustment related to derivative liability associated with non-employee stock options	(51,851)	(760,213)
Provision for doubtful accounts	71,573	152,005
(Gain)/Loss on sale or disposal of assets	71,909	(372,375)
(Increase) decrease, net of effect of business acquisition, in -
Accounts receivable	(2,027,422)	157,467
Inventories	(1,910,964)	(4,867,392)
Prepaid revenue interest expense	—	570,534
Other current assets	71,163	(538,422)
Other assets	(116,965)	80,970
Increase (decrease), net of effect of business acquisition, in -
Accounts payable	(1,223,216)	2,486,421
Accrued compensation and related expenses	506	293,139
Other accrued expenses	(164,846)	(642,556)
Other long-term liabilities	48,762	(12,750)

Net cash used in operating activities	(11,737,273)	(9,320,726)

INVESTING ACTIVITIES:
Purchases of investments	(30,123,311)	(43,058,464)
Proceeds from sale and maturity of investments	42,874,054	19,300,000
Proceeds from sale of property and equipment	200,000	—
Proceeds from sale of product line	—	458,480
Acquisition of business	(6,552,000)
Purchases of property and equipment	(3,418,033)	(2,002,140)

Net cash provided by (used in) investing activities	2,980,710	(25,302,124)

FINANCING ACTIVITIES:
Proceeds from notes payable	10,000,000	25,000,000
Repayment of notes payable	—	(2,033,176)
Repayments of capital lease obligations	—	(391,622)
Repayment of revenue interest obligation	—	(20,000,000)
Proceeds associated with sale of common stock, net	—	32,182,820
Costs associated with sale of common stock	—	(44,996)
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	146,948	338,923

Net cash provided by financing activities	10,146,948	35,051,949

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(395,617)	34,114

NET INCREASE IN CASH AND CASH EQUIVALENTS	994,768	463,213
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,185,775	16,402,379

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,180,543	$16,865,592

Supplemental Cash Flow Information
Cash paid for interest expense	$1,875,000	$634,650
Capital lease obligations incurred	$—	$12,610
Issuance of warrants	$284,707	$1,206,460

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

Our near-term commercial business is based on our VITOSS® Bone Graft Substitute technology platforms, which are designed to address the non-structural bone graft market by offering synthetic alternatives to the use of autograft or cadaver-derived bone material, VITAGEL® Surgical Hemostat, which is an adherent matrix and an impermeable barrier to blood flow, and VITASURE ™ Absorbable Hemostat. Our longer-term U.S. clinical development program is focused on our internally developed CORTOSS® Bone Augmentation Material technology platform, which is designed for injections into osteoporotic spines to treat vertebral compression fractures (“VCFs”).

In addition, we employ in-house research and development in support of biomaterial and biologic technology platforms. We work jointly with Kensey Nash Corporation (“Kensey”) to develop and commercialize synthetic-based biomaterial products, we market VITAGEL and the CELLPAKER® Plasma Collection System under a license with Angiotech Pharmaceuticals (U.S.) Inc. (“Angiotech”), and we market VITASURE under a distribution agreement with Medafor, Inc. (“Medafor”). We continue to pursue similar relationships.

In the U.S., we have assembled a field sales network of direct sales representatives and independent sales agencies in order to market VITOSS, VITAGEL, VITASURE, the IMBIBE® Bone Marrow Aspiration System and CELLPAKER. Outside of the U.S., we primarily utilize a network of independent stocking distributors to market VITOSS, CORTOSS, and the ALIQUOT® Delivery System, VITAGEL and CELLPAKER.

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

An aggregate of 8,814,444 and 8,817,189 shares of common stock underlying options, restricted stock, restricted stock units and warrants were excluded from our computation of diluted net loss per common share for the nine months ended September 30, 2008 and 2007, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

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

The following table sets forth the total stock-based compensation expense for our stock options in accordance with SFAS No. 123R included in our Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30		Nine months Ended September 30
	2008	2007	2008	2007
OPERATING EXPENSES:
General and administrative	$90,824	$234,596	$245,874	$526,496
Selling and marketing	114,290	79,237	328,190	223,095
Research and development	54,500	35,625	141,182	20,749

Total operating expenses	$259,614	$349,458	$715,246	$770,340

The fair value of all stock option awards granted to employees was estimated using the Black-Scholes fair value option pricing model on the date of grant, with the following weighted average assumptions for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine months Ended September 30
	2008	2007	2008	2007
Risk-free interest rate	4.02%	4.80%	3.59%	4.68%
Volatility	57%	49%	59%	55%
Dividend yield	0%	0%	0%	0%
Expected life	6 years	5 years	6 years	5 years

The weighted average fair value of options granted was $1.39 and $1.53 per share for the three months ended September 30, 2008 and 2007, respectively. The weighted average fair value of options granted was $1.68 and $1.62 per share for the nine months ended September 30, 2008 and 2007, respectively.

For the three and nine months ended September 30, 2008 and 2007, we calculated historical volatility based upon the daily closing prices of our common stock as quoted on the Nasdaq Global Market (“Nasdaq”) over a prior period having a term equal to the expected life of the stock options.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, addresses the accounting of and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of such as property, equipment, and intangibles. In accordance with SFAS No. 144, we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

We did not recognize any impairment charges related to property and equipment or intangible assets subject to amortization during the three and nine months ended September 30, 2008 and 2007, as their carrying amounts were not impaired.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS No. 160”), SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any impact on our consolidated financial position and results of operations.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of our consolidated balance sheets. For the three and nine months ended September 30, 2008 and 2007, comprehensive loss was:

	Three Months Ended September 30		Nine months Ended September 30
	2008	2007	2008	2007
Net loss	$(1,694,111)	$(18,917,573)	$(9,529,105)	$(25,031,962)
Total other comprehensive (loss) income	(708,065)	133,409	(490,978)	102,456

Comprehensive loss	$(2,402,176)	$(18,784,164)	$(10,020,083)	$(24,929,506)

3. BUSINESS ACQUISITION

In September 2008, we purchased collagen raw materials, equipment and a technology license from Allergan, Inc. and its affiliate Allergan Sales, LLC under a supply and license agreement dated November 2007 for an aggregate purchase price of $6,552,000 in cash, which was funded through our senior secured note purchase facility (see Note 13). We accounted for the purchase under the guidance of SFAS No. 141, “Accounting for Business Combinations”, which requires us to record the acquisition at fair value allocated among the assets purchased. The raw materials, equipment and license acquired from Allergan relate primarily to the production of our VITAGEL Surgical Hemostat product. The purchase price of $6,552,000 was allocated to the fair value of the assets purchased as follows: $980,400 of raw materials in inventory, $369,600 of equipment, and $5,202,000 of acquired technology. The purchase price allocation was based upon a third party independent valuation. The acquired technology will be amortized over approximately nine years, which is the remaining life of the relevant VITAGEL patent. There were no liabilities assumed in the transaction.

4. ACCOUNTING FOR DERIVATIVE LIABILITY ASSOCIATED WITH NON-EMPLOYEE STOCK OPTIONS:

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

During the nine months ended September 30, 2008, we exchanged in a tender offer options held by non-employee consultants to purchase 131,250 shares of our common stock with a weighted average exercise price of $3.03, for 131,250 shares of common stock. In connection with this exchange, we incurred a non-cash charge of $170,082 based on the fair value of the non-employee consultant stock options of $245,835 and the fair value of the common stock issued of $415,917 at the date of the exchange. The table below summarizes the changes in our derivative liability associated with non-employee consultant stock options for the period from December 31, 2007 through September 30, 2008.

Balance as of December 31, 2007	$352,746
Fair value of fully vested consultant stock options exchanged for common stock	(245,835)
Fair value adjustment as of September 30, 2008	(51,851)

Balance as of September 30, 2008	$55,060

The fair value of our derivative liability associated with consultant stock options was estimated using the Black-Scholes option pricing model and was based on the closing price of our common stock as quoted on Nasdaq on September 30, 2008, which was $2.60 per share, and the following weighted average assumptions as of September 30, 2008:

Risk-free interest rate	2.3%
Volatility	47%
Dividend yield	0%
Life	4 years

The weighted average fair value of the consultant stock options outstanding was $0.83 per share at September 30, 2008. The volatility of 47% represents the weighted average volatility based upon the weighted average remaining term of all outstanding consultant stock options.

As of September 30, 2008, our consultants held fully-vested stock options to purchase 66,623 shares of our common stock, at a weighted average exercise price of $3.37 per share and a weighted average remaining term of approximately 4 years. We have classified this liability as non-current as management does not believe that it will need to be satisfied using current assets within the next twelve months.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate debt securities and government-sponsored enterprise debt. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments are investment instruments purchased with an original maturity of greater than three months and less than one year. Long-term investments are investments purchased with an original maturity of greater than one year. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of September 30, 2008 and December 31, 2007, cash, cash equivalents, and investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
September 30, 2008:
Cash and cash equivalents	$11,180,543	$—	$—	$11,180,543
Short-Term Investments:
Corporate debt securities	11,910,409	31,372	(28,560)	11,913,221
Government-sponsored enterprise debt	11,296,391	564	(9,922)	11,287,033

	23,206,800	31,936	(38,482)	23,200,254
Long-Term Investments:
Corporate debt securities	1,510,809	—	(22,747)	1,488,062
Government-sponsored enterprise debt	1,001,536	—	(595)	1,000,941

	2,512,345	—	(23,342)	2,489,003

Total	$36,899,688	$31,936	$(61,824)	$36,869,800

December 31, 2007:
Cash and cash equivalents	$10,185,775	$—	$—	$10,185,775
Short-Term Investments:
Corporate debt securities	25,357,929	41,367	(7,677)	25,391,619
Asset-backed securities	8,816,085	14,409	—	8,830,494
Auction rate securities	4,000,000	—	—	4,000,000

	38,174,014	55,776	(7,677)	38,222,113

Total	$48,359,789	$55,776	$(7,677)	$48,407,888

Amortization of discounts and premiums related to investments resulted in income of $62,408 and $295,772 for the three and nine months ended September 30, 2008, respectively, as compared to income of $425,227 and $688,355 for the three and nine months ended September 30, 2007.

6. INVENTORIES:

As of September 30, 2008 and December 31, 2007, inventories consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials	$4,475,502	$2,647,695
Work-in-process	5,400,292	4,393,537
Finished goods	8,627,339	8,570,537

	$18,503,133	$15,611,769

7. PROPERTY AND EQUIPMENT:

As of September 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	September 30,	December 31
	2008	2007
Machinery and equipment	$8,020,368	$7,137,781
Furniture and computer, sales, marketing and office equipment	4,820,600	4,520,273
Leasehold improvements	11,381,696	7,853,113

	24,222,664	19,511,167
Less – Accumulated depreciation and amortization	(12,568,934)	(11,258,773)

	$11,653,730	$8,252,394

We capitalized interest cost incurred on borrowed funds used to expand our manufacturing facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $52,945 and $267,242 for the three and nine months ended September 30, 2008. We did not capitalize interest for the three and nine months ended September 30, 2007.

8. REVENUE INTEREST OBLIGATION:

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

We recorded revenue interest expense of $85,209 and $756,703 for the three and nine months ended September 30, 2007, respectively.

9. OTHER ACCRUED EXPENSES:

As of September 30, 2008 and December 31, 2007, other accrued expenses consisted of the following:

	September 30, 2008	December 31, 2007
Commissions payable	$1,704,833	$1,093,231
Accrued professional fees	695,730	1,179,306
Interest Payable	791,667	625,000
Royalties payable	486,395	352,704
Building improvements	641,124	1,084,494
Other	1,002,776	511,512

Total	$5,322,525	$4,846,247

10. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of common stock outstanding and in total shareholders’ equity for the period from December 31, 2007 through September 30, 2008.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2007	75,683,840	$54,529,417
Common stock purchased under the employee stock purchase plan	59,857	135,342
Exercise of common stock options	5,001	11,604
Common stock warrants issued as debt discount		284,707
Exchange of consultant stock options for common stock	131,250	415,917
Stock-based employee compensation expense determined under SFAS No. 123R	—	715,246
Compensation expense related to restricted stock awards and restricted stock units	28,200	272,512
Changes in other comprehensive income (loss)	—	(490,978)
Common stock issued for services rendered	6,700	20,971
Net loss	—	(9,529,105)

Balance, September 30, 2008	75,914,848	$46,365,633

Equity Compensation Plan

We have an equity compensation plan (the “Plan”) that provides for incentive and nonqualified stock options, restricted stock awards, restricted stock units and other equity incentives to be granted to directors, employees, and consultants. The Plan has been approved by our shareholders.

As of September 30, 2008, of the 13,850,000 aggregate shares authorized for issuance under our Plan, option grants, performance-based equity awards, restricted stock awards and restricted stock unit awards with respect to 7,244,168 shares were outstanding, 2,507,376 shares were available for issuance for future grants, and 4,098,456 shares had been issued upon the exercise or vesting of previous grants.

Common Stock

During the three and nine months ended September 30, 2008, we issued under our Plan 0 and 6,700 shares of common stock valued at $0 and $20,971, respectively, for consulting services rendered, pursuant to consultant services agreements.

During the three and nine months ended September 30, 2007, we (i) sold 12,317,066 shares of our common stock in a private placement transaction for net proceeds of $32,182,820; and (ii) issued 1,136,364 shares of our common stock as partial consideration for the repurchase of our revenue interest obligation to Royalty Trust (See Note 8). During the nine months ended September 30, 2007, we incurred costs of $44,996 associated with prior sales of our common stock. Additionally, we issued 0 and 3,791 shares of common stock valued at $0 and $11,410, respectively for consulting services for the three and nine months ended September 30, 2007.

Performance-based Equity Awards

On September 17, 2008, we issued grants of performance-based equity awards under our Plan to certain executive officers under which up to an aggregate 421,200 shares of our common stock, valued at $2.68 per share, may be issued.

The number of shares of common stock payable under each award is dependent upon our achievement of certain revenue amounts from U.S. sales of CORTOSS ® Bone Augmentation Material and related delivery systems during the twelve-month period commencing with the first calendar month immediately following the date on which the U.S. Food and Drug Administration grants 510(k) clearance for the use of CORTOSS in vertebral augmentation. The performance-based equity awards were valued on the date of grant and will be recognized as compensation expense based on the most probable achievement of revenue amounts after we receive the above-mentioned 510(k) clearance. The performance-based equity awards are not valid if the 501(k) clearance is not received. Because the performance-based equity awards also require ongoing future service, we will recognize compensation over a future 2 year period subsequent to the 510(k) clearance date. These shares will vest 50% on the first anniversary date of 501(k) clearance and 50% on the second anniversary date.

Restricted Stock and Restricted Stock Units

We did not issue any restricted common stock units to our employees during the three and nine months ended September 30, 2008. During the nine months ended September 30, 2007, we issued an aggregate of 318,332 restricted common stock units valued at $1,040,946 to certain employees. These units vest 50% on each of the second and fourth anniversaries of the date of issuance.

On July 17, 2008 and June 26, 2007, we issued restricted common stock awards for an aggregate of 28,200 and 36,204 shares, respectively, to our non-employee directors in consideration of their services. These shares were valued at $66,270 and $104,992, respectively. With respect to the shares granted on July 17, 2008, the shares vest 33% annually at the anniversary date over three years, or earlier upon a change of control of the Company or when a director no longer serves on our board of directors. The shares granted on June 26, 2007 vest on the five year anniversary date, or earlier upon a change of control of the Company or when a director no longer serves on our board of directors.

There was $509,676 of unrecognized cost related to unvested restricted stock and restricted stock units as of September 30, 2008 which is expected to be recognized over a weighted average period of approximately 3.3 years. The compensation expense recorded for these awards during the nine months ended September 30, 2008 and 2007 was $272,512 and $340,501, respectively.

Common Stock Options

During the nine months ended September 30, 2008, we issued under the Plan options to purchase 1,470,542 shares of common stock to our employees. The aggregate fair value of the grants was $2,464,993 and will be amortized over the four year vesting term.

During the three and nine months ended September 30, 2008, stock options to purchase 5,001 shares of common stock were exercised for proceeds of $11,604. During the three and nine months ended September 30, 2007, stock options to purchase 86,000 and 160,625 shares of common stock were exercised for proceeds of $233,850 and $455,200, respectively.

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

During the three and nine months September 30, 2008, in accordance with SFAS No. 123R, we expensed $259,614 and $715,246, respectively, for employee stock options (see Note 2). During the three and nine months September 30, 2007, in accordance with SFAS No. 123R, we expensed $349,458 and $770,340, respectively, for employee stock options.

There was $2,801,731 of unrecognized compensation cost related to unvested employee stock options as of September 30, 2008 which is expected to be recognized over a weighted average period of approximately 3.0 years.

As of September 30, 2008, we had outstanding options to purchase an aggregate 6,481,854 shares of common stock. The table below shows changes in the number of outstanding options during the first nine months of 2008:

Shares
Outstanding at December 31, 2007	5,411,740
Granted	1,470,542
Exercised	(5,001)
Cancelled and Expired	(395,427)

Outstanding at September 30, 2008	6,481,854

Additional information regarding stock options as of September 30, 2008 is as follows:

Number of Options Outstanding
Exercise Price Range
$1.65 - $1.98	11,500
2.02 - 2.49	288,400
2.56 - 2.98	1,479,007
3.00 - 3.25	1,040,990
3.26 - 3.99	1,940,749
4.00 - 4.25	127,375
4.26 - 4.50	1,203,158
4.51 - 4.99	98,000
5.00 - 5.75	255,375
5.90 - 11.25	37,300

Total	6,481,854

Employee Stock Purchase Plan

During the three and nine months September 30, 2008, employees purchased 19,357 and 59,857 shares of common stock under the Employee Stock Purchase Plan for proceeds of $47,833 and $135,342, respectively. During the three and nine months September 30, 2007, employees purchased 10,968 and 32,062 shares of common stock under the Employee Stock Purchase Plan for proceeds of $31,586 and $90,823, respectively.

Common Stock Purchase Warrants

Summary information regarding warrants to purchase common stock as of September 30, 2008 is as follows:

	Number of Shares Underlying Outstanding Warrants		Exercise Price	Expiration Date
	104,000		$2.80	October 2008

	1,466,276	(1)	$3.41	July 2012

Total	1,570,276

(1)	Warrants to purchase 1,099,707 shares of common stock are currently exercisable. See Note 13.

No warrants were exercised during the nine months ended September 30, 2008. Warrants to purchase 996,787 shares of common stock at an exercise price of $3.61 per share expired during the nine months ended September 30, 2008. Warrants to purchase 104,000 shares of common stock at an exercise price of $2.80 per share expired during the month of October 2008. During the nine months ended September 30, 2007, warrants to purchase 10,000 shares of common stock were exercised for gross proceeds of $17,500.

11. PRODUCT SALES:

For the three and nine months ended September 30, 2008 and 2007, product sales by geographic market were as follows:

	Three Months Ended September 30		Nine months Ended September 30
	2008	2007	2008	2007
PRODUCT SALES
United States	$19,373,251	$13,527,699	$52,099,509	$39,493,017
Outside the United States	1,189,830	939,988	3,968,569	2,977,299

	$20,563,081	$14,467,687	$56,068,078	$42,470,316

Approximately 65% and 62% of our product sales during the three and nine months ended September 30, 2008, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 12), as compared to 62% and 61% for the same respective periods in 2007. VITAGEL accounted for approximately 23% and 24% of product sales during the three and nine months ended September 30, 2008, respectively, as compared to approximately 20% of product sales during the three and nine months ended September 30, 2007.

12.	COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease office space under non-cancelable operating leases. As of September 30, 2008, future minimum rental payments under operating leases are as follows:

Remainder of 2008	$198,198
2009	808,249
2010	834,345
2011	860,454
2012	897,152
2013 and thereafter	4,320,309

$7,918,707

Agreement with Kensey

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize certain biomaterials-based products based upon our VITOSS platform. The products developed or expected to be developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any approved or cleared jointly developed product under the agreement, and we will market and sell the product worldwide. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product and make royalty payments to Kensey based on the net sales of such product. These rights and obligations extend until at least February 2024 for our VITOSS Bioactive Foam product, and until February 2014 for our other products under the VITOSS FOAM product platform.

During the nine months ended September 30, 2008 and 2007, we purchased $5,083,693 and $5,401,349, respectively, of product inventory manufactured by Kensey on our behalf. As of September 30, 2008 and December 31, 2007, we owed Kensey $2,553,154 and $2,569,004, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on the consolidated balance sheets. All product royalty expense payable to Kensey is included in cost of sales on our consolidated statements of operations as we recognize product sales revenue from our customers.

In addition, we pay royalties to Kensey on our VITOSS Bone Graft Substitute product sales, based on a royalty arrangement that Kensey purchased from the product’s co-inventor effective April 2004. Of the $5,000,000 in maximum aggregate royalties payable under the royalty arrangement, we have paid approximately $2,500,000 from inception of the arrangement through September 30, 2008.

Agreement with Medafor

In April 2008, we obtained certain non-exclusive rights in the United States and in certain limited territories outside of the United States to distribute VITASURE pursuant to an agreement with Medafor. We purchased $500,190 of VITASURE product inventory from Medafor and launched the VITASURE product during the third quarter of 2008. Under the agreement, if certain conditions are met, we are required to purchase at least $1,000,000 of additional VITASURE product from Medafor during the twelve month period commencing in the third quarter of 2009.

13. SENIOR SECURED NOTE PURCHASE FACILITY

On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We initially issued $25,000,000 of our 10% senior secured notes due July 30, 2012 under the facility. The majority of the proceeds from the initial $25,000,000 principal amount note issuance was used to (i) pay to Royalty Trust the $20,000,000 cash portion of the revenue interest obligation repurchase price (see Note 8); and (ii) pay off approximately $2,000,000 of outstanding indebtedness under capital lease obligations and notes payable. On July 31, 2008, we issued an additional 10% senior secured note in the original principal amount of $10,000,000 under the facility. We applied the proceeds of this note toward payment of (i) the $6,552,000 purchase price for the collagen raw material, equipment and technology license acquired under our supply and license agreement with Allergan during the third quarter of 2008; and (ii) costs to expand our manufacturing capacity for VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER. As a result of our issuance of the $10,000,000 note on July 31, 2008, previously issued warrants to purchase 366,569 shares of our common stock at an exercise price of $3.41 per share became exercisable. The fair value of the warrants that became exercisable as of July 31, 2008 was $284,707 and was determined using the Black-Scholes option-pricing model. This fair value has been recorded as a debt discount against the carrying value of the notes and will be amortized into interest expense over the remaining four-year term of the facility. These warrants were previously issued upon entering into the debt facility with LB I Group Inc. in July 2007. As of September 30, 2008, we had the option through January 30, 2010 to issue, under the debt facility, up to an additional $10,000,000 aggregate principal amount of 10% senior secured notes due July 30, 2012 to fund working capital and other general business purposes, including product acquisitions, sales force expansion and product development, if certain conditions are met, including:

(1) our consolidated net revenues for the most recently ended four consecutive quarterly periods are at least $45,000,000 and (2) we have not exercised our option to prepay any of the notes outstanding under the facility. However, on September 14, 2008, Lehman Brothers Holding Inc., an affiliate of LB I Group, filed for bankruptcy relief under Chapter 11 of Title 11 in the U.S. Bankruptcy Court. Accordingly, as an affiliate of Lehman Brothers Holding Inc., LB I Group may not be able to advance any additional funds under the debt facility.

Borrowings under the facility are guaranteed by us and one of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to CORTOSS and ALIQUOT. We are required to make quarterly interest only payments to the note holder. Upon the occurrence of various events, including our receipt of (i) proceeds in excess of 5% of our total assets for certain asset dispositions; (ii) more than $1,000,000 in aggregate cash insurance proceeds for damaged or destroyed property that is not applied to the repair or replacement of the property within one year; or (iii) more than $7,500,000 in gross cash proceeds from judgment awards or settlements, the note holders are entitled to prepayment of the outstanding principal amount of the notes to the extent of the net cash proceeds that we receive. We may prepay at any time any part of the outstanding balance under the notes, in a minimum amount of $2,000,000 and in increments of at least $1,000,000 in excess of such minimum, together with interest accrued thereon. Both mandatory and optional prepayments are subject to a prepayment premium of up to 16% of the principal balance of the notes then outstanding, depending on the timing of the prepayment. The unpaid principal amount under the notes and accrued interest and all other obligations shall become due and payable immediately if we are insolvent, are in bankruptcy proceedings or have a custodian or receiver appointed for any substantial part of our property. If an event of default not described in the preceding sentence occurs and is continuing (including a change of control of the Company), then the holders of at least two-thirds in principal amount of notes then outstanding may declare the unpaid principal amount of the notes, accrued interest and all other obligations due and payable immediately. In addition, if the notes become due and payable, whether automatically or by declaration, by reason of any of the following events of default, then we must pay a prepayment premium of up to 16% of the principal balance of the notes then outstanding, depending on the timing of the prepayment:

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

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of September 30, 2008, we must maintain a minimum cash, cash equivalents, and investments of $8,750,000. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of favor of the note holders a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of September 30, 2008, we must maintain a minimum balance of $14,000,000 in our cash, cash equivalents, and investments in order to avoid obtaining a letter of credit, and currently we are not required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions as defined in the facility terms, make investments and pay dividends.

Outstanding principal amounts under the notes bear annual interest at 10%, provided that interest shall accrue at the rate of 12% per year during the continuance of any event of default and shall be payable on demand.

In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share, of which warrants to purchase 1,099,707 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of the 10% senior secured notes under the facility. The fair value of the exercisable warrants of $1,491,167 was determined using the Black-Scholes option-pricing model. Of this amount, $1,206,460 was recorded on our consolidated balance sheet at inception as a discount to the initial loan amount of $25,000,000 and is being amortized into interest expense over the five-year term of the facility and $284,707 was recorded on our consolidated balance sheet on July 31, 2008 as a discount to the $10,000,000 borrowed on July 31, 2008 and is being amortized into interest expense over the remaining four year term of the facility. At September 30, 2008, the unamortized debt discount to the loan amount related to the warrants totaled $1,191,820. The carrying value of the note on our consolidated balance sheet was $33,808,180 and $23,895,376 as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, we had $35,000,000 outstanding under the facility, and had accrued $791,667 in interest thereon.

14. AGREEMENTS WITH ANGIOTECH:

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

On December 29, 2006, pursuant to a Royalty Sale Agreement with Angiotech, we purchased the profit-sharing royalty rights for VITAGEL and CELLPAKER products under the License Agreement for $9,000,000 in cash. Concurrently with such purchase, we entered into an Amended and Restated License Agreement with Angiotech that amended the original License Agreement to eliminate our obligations to meet minimum sales requirements, extend the term of the license from December 31, 2014 through July 31, 2017, and eliminate certain termination rights in favor of Angiotech. Under the Amended and Restated License Agreement, we have exclusive rights to manufacture and sell VITAGEL products throughout the world for orthopedic indications, and non-exclusive rights to manufacture and sell CELLPAKER products throughout the world for all indications. Under the Amended and Restated License Agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture and sell an Angiotech-branded VITAGEL product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture and sell VITAGEL outside of the orthopedic field throughout the world. Prior to the amendment and restatement of the License Agreement on December 29, 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of VITAGEL and CELLPAKER products that we manufactured. The $9,000,000 payment has been recorded as a License Right Intangible on the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007. This amount is being amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is July 31, 2017. For the three and nine months ended September 30, 2008 and 2007, this amount was amortized on a straight-line basis. Amortization expense of $212,598 and $637,794 was recorded in cost of sales on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, respectively.

15. SALE OF PRODUCT LINE AND RELATED ASSETS:

On February 15, 2007, we sold our assets associated with the ENDOSKELETON TA Vertebral Body Replacement structural device product line for $458,480, of which we recorded $372,375 as a gain on sale of assets during the nine months ended September 30, 2007. As a result of the sale, we no longer manufacture or sell ENDOSKELETON products. We had no revenues related to the ENDOSKELETON products during the nine months ended September 30, 2008 and 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, regulatory approval, demand and market acceptance of our products; results of our CORTOSS pivotal clinical trial in the U.S.; the amount and sufficiency of data that the FDA will require for our CORTOSS 510(k) application; the cost to expand our manufacturing and operating facilities; the development of our sales network; capital expenditures; future liquidity; uses of cash; sales product mix and related margins; our ability to manage our manufacturing facilities and requirements; availability of raw materials; inventory levels; development costs for existing and new products; equity compensation expense; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in this report and in ITEM 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Product sales for the three and nine months ended September 30, 2008 increased 42% and 32% to $20,563,081 and $56,068,078, respectively, as compared to $14,467,687 and $42,470,316 for the same periods in 2007. Increased product sales principally reflect increased sales of our VITOSS® FOAM and VITAGEL® products in the U.S. We anticipate our product sales for the foreseeable future will remain insufficient to support our operations at expected spending levels. We expect to continue to incur significant operating losses for the foreseeable future as we plan to continue to expand our sales and marketing activities, pursue product development efforts, further develop our manufacturing capabilities and attempt to increase manufacturing efficiencies.

The following summarizes our principal cash and operating activities at September 30, 2008 and as of the date of this report:

•

Operations – We expect to use cash, cash equivalents and investments to fund our operations until we generate sufficient cash to support our operations, if ever. See Note 12 to our consolidated interim financial statements included in this report for additional information on future minimum rental payments under operating leases. In addition, we may hire additional direct sales representatives to support not only the growth of our existing products, but to plan ahead for the possible clearance and commercial launch of CORTOSS in the U.S. While we believe that our investment in our sales force may also bring opportunities to in-license or distribute additional products, we expect to continue spending for research and development for new products.

•

Agreement with Kensey. Approximately 65% and 62% of our product sales during the three and nine months ended September 30, 2008, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey, as compared to 62% and 61% for the same periods in 2007. As of September 30, 2008, we owed Kensey $2,553,154 for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on our consolidated balance sheet. See Note 12 to our consolidated interim financial statements included in this report for additional information.

•

Expansion of manufacturing capacity –As of September 30, 2008, we have approximately $5,000,000 in commitments outstanding for plant expansion and equipment to increase our capacity at sites we currently lease to manufacture VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER. Of this amount, we expect to spend approximately $3,300,000 during the fourth quarter of 2008, and the remainder in 2009. We plan to finance the expansion and equipment through cash on hand and with amounts borrowed during the third quarter of 2008 under our debt facility with LB I Group Inc. See Note 13 to our consolidated interim financial statements included in this report for additional information.

•

CORTOSS clinical study and 510(k) application—We expect to incur approximately $1,200,000 in external costs during the remainder of 2008 and into 2009 for the CORTOSS pivotal clinical study in the U.S. Since the completion of patient enrollment for the study in February 2007 and the filing of our CORTOSS 510(k) application with the FDA in January 2008, we have been monitoring and will continue to monitor the patients in the study in order to collect, consolidate and analyze clinical data to support our CORTOSS 510(k) filing. In response to comments received by the FDA during the end of the first quarter of 2008 to our 510(k) submission for CORTOSS, we submitted to the FDA in the third quarter of 2008 additional clinical and pre-clinical data, which included further two-year follow-up patient data. We will submit additional two-year follow-up patient data and other data to the FDA during the first quarter of 2009 in accordance with the FDA’s response to the additional information we submitted in the third quarter of 2008. We expect our primary use of cash, cash equivalents and investments for research & development activities during the remainder of 2008 and into 2009 will relate to costs associated with the CORTOSS pivotal clinical study and associated 510(k) application in the U.S.

•

Debt service obligation. We expect to pay approximately $875,000 in quarterly interest payments during the fourth quarter of 2008 and during 2009 under the $35,000,000 aggregate principal amount of notes issued under our debt facility with LB I Group Inc.

•

Medafor Agreement- We are required to spend at least $1,000,000 during the twelve month period commencing in the third quarter of 2009 to purchase additional VITASURE product inventory under our distribution agreement with Medafor. See Note 12 to our consolidated interim financial statements included in this report for additional information.

Our existing cash, cash equivalents, and investments as of September 30, 2008 were $36,869,800. We believe our current cash, cash equivalents, and investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With the exception of the Texas margin tax credit described below, management believes it is more likely than not that we will not realize the deferred tax assets in excess of deferred tax liabilities. A valuation allowance is maintained against the net deferred tax assets in excess of the Texas margin tax credit.

On May 18, 2006, Texas enacted a state margin tax which restructures the state business tax by replacing the taxable capital components of the current franchise tax with a new “taxable margin” component. The Texas margin tax is effective for taxable years ended on or after January 1, 2007. As a result of the Texas margin tax, we recognized current state income tax expense of $43,050 for the nine months ended September 30, 2008. Under the Texas margin tax statute, we have the right to claim a temporary credit against our Texas margin tax liability over a 20 year period. As a result, we have reduced the deferred tax asset related to the Texas margin tax credit from $302,980 as of December 31, 2007 to $297,750, which amount is included in other assets on our consolidated balance sheet as of September 30, 2008.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our stock. Cash, cash equivalents and investments were $36,869,800 and $48,407,888 at September 30, 2008 and December 31, 2007, respectively.

We believe our current cash, cash equivalents, and investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. In addition, although we do not anticipate additional borrowings at this time, we may have the ability under the terms of our debt facility with LB I Group to borrow up to an additional $10,000,000 if we meet certain conditions. However, on September 14, 2008, Lehman Brothers Holding Inc., an affiliate of LB I Group, filed for bankruptcy relief under Chapter 11 of Title 11 in the U.S. Bankruptcy Court. Accordingly, as an affiliate of Lehman Brothers Holding Inc., LB I Group may not be able to advance any additional funds under the debt facility. See Note 13 to our consolidated interim financial statements included in this report for additional information regarding the terms of our debt facility.

Discussion of Cash Flows

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2008 was $11,737,273, as compared to $9,320,726 for the same period in 2007. Our operating cash outflows for the nine months ended September 30, 2008 included an increase in accounts receivable as well as funding for the expansion of our field sales team and sales commissions on our growing product sales.

We expect to continue to focus our efforts on sales growth under our VITOSS, VITAGEL, and VITASURE product platforms in 2008. We launched VITOSS Bioactive FOAM Strips in the first quarter of 2008, and both VITASURE Absorbable Hemostat and VITOSS Bioactive FOAM Pack in the third quarter of 2008. We may continue to add direct sales representatives to our organization for those territories in the U.S. where either we do not currently have independent distributor coverage or the territory is underserved in an effort to increase sales of our VITOSS and VITAGEL product lines and to plan ahead for the possible clearance of CORTOSS in the United States. Also, we intend to fund studies to collect and publish post-clinical data relating to the performance of our products to support our marketing and sales efforts.

We expect to continue to use cash, cash equivalents, and investments to fund our operations until we are profitable, if ever. We anticipate that our product sales for the foreseeable future will remain insufficient to support our present operations at expected spending levels. As a result, we expect to continue to incur significant operating losses for the foreseeable future as we continue to expand our sales and marketing activities, pursue product development efforts and further develop our manufacturing capabilities.

We expect our primary use of cash for research and development activities for the remainder of 2008 and into 2009 to be directed to CORTOSS. During the remainder of 2008 and into 2009, we expect to incur approximately $1,200,000 in external costs to complete our pivotal clinical study in the U.S. for CORTOSS. The overall level of our research and development expense in future periods will depend upon the development status and cost of products currently in our pipeline and any new products that we may determine to pursue in the future. We may also incur additional expenses to support the U.S. launch of CORTOSS if it receives FDA clearance.

Our operating cash requirements are dependent heavily upon: (i) the timing of receipt of regulatory clearance for new products, (ii) the rates at which we add new direct sales representatives and our field sales network generates sales, (iii) our product sales mix as relative increases in sales of our lower margin products result in lower gross profit, which tends to increase our cash needs, (iv) the amount of inventory, including raw materials and work-in-process, that we maintain to support product sales and anticipated product launches, and (v) the timing of subsequent product launches and market acceptance of our new products. Accordingly, for the foreseeable future, our operating cash requirements will continue to be subject to quarterly volatility.

We are required to use cash, cash equivalents and investments to purchase at least $1,000,000 of VITASURE product during the twelve month period commencing in the third quarter of 2009 in accordance with our distribution agreement with Medafor. We launched the VITASURE product in the third quarter of 2008.

Cash Flows Provided by (Used In) Investing Activities

Net cash provided by investing activities was $2,980,710 for the nine months ended September 30, 2008 compared to net cash used in investing activities of $25,302,124 for the nine months ended September 30, 2007. The increase in cash provided by investing activities for the nine months ended September 30, 2008 primarily reflects the proceeds from the sale and maturity of investments of $42,874,054, partially offset by the purchases of new investments of $30,123,311. We spent $3,418,033 during the nine months ended September 30, 2008 to purchase equipment and leasehold improvements to support further expansion of our product development and manufacturing capabilities for VITAGEL and VITOSS, as compared to $2,002,140 spent during the nine months ended September 30, 2007 for equipment and leasehold improvements. Additionally, we spent $6,552,000 during the nine months ended September 30, 2008 for the acquisition of Allergan raw materials, equipment, and technology as further discussed in Note 3 to our consolidated interim financial statements included in this report.

We invest our excess cash in highly liquid investment-grade marketable securities, including corporate debt securities and government-sponsored enterprise debt.

We expect to spend approximately $3,300,000 during the remainder of 2008 and approximately $1,700,000 in 2009 to expand our manufacturing facility and for related leasehold improvements and capital equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 was $10,146,948 compared to $35,051,949 for the nine months ended September 30, 2007. Cash provided by financing activities for the nine months ended September 30, 2008 was primarily from the $10,000,000 in proceeds borrowed under our debt facility (see Note 13). We applied the proceeds of this note toward payment of (i) the $6,552,000 purchase price for the collagen raw materials, equipment and technology license acquired under our supply and license agreement with Allergan during the third quarter of 2008 (see Note 3); and (ii) costs to expand our manufacturing capacity for VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER. Cash provided by financing activities for the nine months ended September 30, 2007 included $25,000,000 in proceeds from amounts borrowed under our debt facility (see Note 13). The majority of the proceeds from the initial $25,000,000 principal amount note issuance was used to (i) pay to Royalty Trust the $20,000,000 cash portion of the revenue interest obligation repurchase price (see Note 8); and (ii) pay off approximately $2,000,000 of outstanding indebtedness under capital lease obligations and notes payable. In addition, cash provided by financing activities for the nine months ended September 30, 2007 included the proceeds from the sale of 12,317,066 shares of our common stock in a private placement transaction for net proceeds of $32,182,820.

We do not expect sales to generate cash flows in excess of operating expenses for the foreseeable future, if ever. Until we achieve sales levels to enable us to fund operating expenses, we expect to continue to use cash, cash equivalents and investments to fund operating and investing activities. As of September 30, 2008, we had cash, cash equivalents and investments of $36,869,800. We believe our existing cash, cash equivalents and investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future.

Contractual Obligation and Commercial Commitments

Operating Leases

We have contractual obligations and commercial obligations noted in this section, as well as those described under the “Overview” section, above, of MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We lease office space under non-cancelable operating leases. As of September 30, 2008, future minimum rental payments under operating leases are as follows:

Remainder of 2008	$198,198
2009	808,249
2010	834,345
2011	860,454
2012	897,152
2013 and thereafter	4,320,309

$7,918,707

Agreement with Medafor

In April 2008, we obtained certain non-exclusive rights in the United States and in certain limited territories outside of the United States to distribute VITASURE pursuant to an agreement with Medafor. Under the agreement, if certain conditions are met, we are required to purchase at least $1,000,000 of additional VITASURE product from Medafor during the twelve month period commencing in the third quarter of 2009.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the foreseeable future as we continue our product development and sales efforts.

Product Sales. Product sales for the three and nine months ended September 30, 2008 increased 42% and 32% to $20,563,081 and $56,068,078, respectively, as compared to $14,467,687 and $42,470,316 for the same periods in 2007. Sales growth was primarily attributable to increased sales of VITOSS FOAM and VITAGEL product portfolios in the U.S. as we further develop our U.S. field sales network. Approximately 65% and 62% of our product sales during the three and nine months ended September 30, 2008, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 12 to our consolidated interim financial statements included in this report for additional information), as compared to 62% and 61% for the same respective periods in 2007. VITAGEL accounted for approximately 23% and 24% of product sales, respectively, for the three and nine months ended September 30, 2008 as compared to 20% for the same periods in 2007. Of the 65% of product sales contributed by VITOSS FOAM products during the third quarter of 2008, approximately 20% was from sales of the VITOSS Bioactive FOAM strip product that was fully launched in the second quarter of 2008. For the three and nine months ended September 30, 2008, 94% and 93% of product sales, respectively, were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBE, as compared to 94% and 93% for each of the same periods in 2007. The remaining sales, during both periods in 2008 and 2007, were a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. The gross profit for the three and nine months ended September 30, 2008 was $13,880,884 and $37,217,765, respectively, as compared to $9,619,340 and $27,839,767 for the same periods in 2007. As a percentage of sales, gross profit was 68% and 66% for the three and nine months ended September 30, 2008, respectively, as compared to 66% for the same periods in

2007. The increase in the gross profit margin for the three and nine months ended September 30, 2008, as compared to the gross profit margins for the corresponding periods in 2007, primarily reflects more favorable product mix and lower VITAGEL royalty expense as a percentage of product sales. Our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for the three months ended September 30, 2008 and 2007 were $15,085,223 and $11,883,867, respectively, representing a 27% increase in operating expenses as compared to a 42% increase in product sales and a 44% increase in gross profit for the quarter. Operating expenses for the nine months ended September 30, 2008 and 2007 were $45,731,236 and $36,330,321, respectively, representing a 26% increase in operating expenses as compared to a 32% increase in product sales and a 34% increase in gross profit for the nine month period. For the three months ended September 30, 2008 operating expenses were increased by a non-cash fair value adjustment of $20,313 for our fully-vested non-employee consultant stock options then outstanding, and increased by net non-cash charge of $132,208 for the nine months ended September 30, 2008 for the exchange of non-employee consultant stock options for shares of our common stock pursuant to a tender offer, net of fair value adjustments for our fully-vested non-employee consultant stock options. For the three and nine months ended September 30, 2007, operating expenses were reduced by non-cash fair value adjustments of $112,260 and $760,213, respectively, for our fully-vested non-employee consultant stock options then outstanding.

General & administrative expenses for the three months ended September 30, 2008 decreased 6% to $2,671,559 from $2,850,379 for the same period of 2007. General & administrative expenses for the nine months ended September 30, 2008 increased 1% to $8,202,293 from $8,158,482 for the same period of 2007. The decrease in general & administrative expenses for the three months ended September 30, 2008, as compared to the corresponding period in 2007, was primarily due to lower personnel costs in finance and IT. The increase in general & administrative expenses for the nine months ended September 30, 2008, as compared to the corresponding period in 2007, was primarily due to consulting costs. General & administrative expenses were equivalent to 13% and 15% of product sales, respectively, for each of the three and nine month periods ended September 30, 2008 and 20% and 19% of product sales, respectively, for the same periods in 2007.

Selling & marketing expenses were $10,957,284 and $32,236,273 for the three and nine months ended September 30, 2008, respectively, a 39% and 36% increase from $7,906,123 and $23,632,746 for the three and nine months ended September 30, 2007. The increase for the three and nine months ended September 30, 2008 was primarily due to higher salary and benefit costs incurred by expanding our field sales team in order to support the growth of U.S product sales, as well as higher commissions paid in the U.S. as a result of increased product sales in the three and nine months ended September 30, 2008. The number of our direct sales representatives increased from 82 at September 30, 2007 to 89 at September 30, 2008. Selling & marketing expenses for the three months ended September 30, 2008 were increased by a non-cash fair value adjustment of $20,313 for our fully-vested non-employee consultant stock options then outstanding, and increased by a net non-cash charge of $118,230 for the nine months ended September 30, 2008 for the exchange of non-employee consultant stock options for shares of our common stock pursuant to a tender offer, net of fair value adjustments for our fully-vested non-employee consultant stock options. For the three and nine months ended September 30, 2007, selling & marketing expenses were reduced by non-cash fair value adjustments of $110,730 and $758,683, respectively, for our fully-vested non-employee consultant stock options then outstanding. Amounts for selling & marketing expenses were equivalent to 53% and 55% of product sales for the three months ended September 30, 2008 and 2007, respectively. Amounts for selling & marketing expenses were equivalent to 57% and 56% of product sales for the nine months ended September 30, 2008 and 2007, respectively.

Research & development expenses increased to $1,456,380 and $5,292,670 for the three and nine months ended September 30, 2008, respectively, from $1,127,365 and $4,539,093 for the same periods in 2007. The 29% and 17% increase are primarily due to increased product development activity and higher costs associated with our U.S. CORTOSS 510(k) application. Research & development expenses were equivalent to 7% and 8%, respectively, of product sales for the three months ended September 30, 2008 and 2007. Research & development expenses were equivalent to 9% and 11% of product sales for the nine months ended September 30, 2008 and 2007, respectively.

Net other income (expense). Net other income (expense) included interest income, interest expense, and gain or loss on asset disposals. We recorded $475,422 and $972,584 of net other expense for the three and nine months ended September 30, 2008, respectively. Net other expense was $16,653,046 and $16,541,408 for the three and nine months ended September 30, 2007 and included a one time charge for repurchase of revenue interest obligation, a gain on a sale of a product line, interest income, interest expense and revenue interest expense. The decrease in net other expense for the three and nine month periods in 2008 is primarily a result the termination of the revenue interest obligation in July 2007, partially offset by increased interest expense incurred under our debt facility (see Note 13) in 2008.

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

As of September 30, 2008 and December 31, 2007, our total exposure to foreign currency risk in U.S. dollar terms was approximately $1,906,000, and $3,630,000, or 2% and 4% of our total assets, respectively. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $190,000 at September 30, 2008 and $363,000 at December 31, 2007.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of September 30, 2008, our investments consisted of highly liquid investment-grade marketable securities including corporate debt securities and government sponsored enterprise debt. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Settlement of Lawsuit: As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, Mo-Sci Corporation (“Mo-Sci”) filed a complaint against us on March 4, 2008 in the United States District Court for the Eastern District of Pennsylvania (the “Court”). As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, we asserted counterclaims and third-party claims against Mo-Sci and Dr. Erik Erbe, an individual we believe had served as a consultant to Mo-Sci and who is our former employee. On October 28, 2008, Mo-Sci entered into a settlement agreement with us. Pursuant to the agreement, (i) Mo-Sci has dismissed with prejudice its claims against us, and we have dismissed with prejudice our counterclaims against Mo-Sci, that were filed in the lawsuit; (ii) Mo-Sci reimbursed us for part of the legal fees that we incurred defending the litigation; and (iii) Mo-Sci entered into a supply agreement with us under which it agreed to supply us with certain glass components for our products. The third party claims against Dr. Erbe have not been dismissed.

ITEM 1A.	RISK FACTORS

We are dependent on a limited number of specialty suppliers of certain raw materials, and our business and financial results could be harmed if a specialty supplier no longer provides materials to us.

Our ability to manufacture VITOSS, VITAGEL and CORTOSS and to have VITOSS FOAM and VITOSS Bioactive FOAM manufactured by and for us is dependent on a limited number of specialty suppliers of certain raw materials. We have several single source suppliers for raw materials used in our products. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Although we believe that we maintain good relationships with our suppliers, we cannot assure that such supplies and services will continue to be available with respect to our current and future commercialized products.

Allergan, our former supplier of collagen for VITAGEL, notified us in 2007 of its intent to shut down its collagen-processing facility and cease supplying us with this collagen raw material under our then-existing supply agreement. In November 2007, we entered into a new supply and license agreement under which Allergan agreed to sell us additional lots of collagen in 2008 before its facility closed. We received this strategic collagen reserve supply in September 2008 and we believe it will be sufficient to meet our needs for VITAGEL through at least the first half of 2010. Our acquisition of the strategic collagen reserve and plan to manufacture additional VITAGEL inventory reserve from this collagen may result in excess inventory. If we cannot successfully sell the VITAGEL inventory, we may be required to write off any expired inventory that remains unsold.

In addition, we are renovating sites we currently lease to establish a facility to process collagen raw materials that we plan to obtain after exhausting the strategic collagen reserve acquired from Allergan. We are exploring suppliers of collagen raw materials for VITAGEL. The occurrence of any of the following could have a material adverse effect on our ability to manufacture and sell VITAGEL and CELLPAKER, which is approved for use only in conjunction with VITAGEL:

•	our inability to establish our collagen processing facility in a timely manner before our strategic reserve is exhausted, if at all;

•	delays caused by the need to secure regulatory approval of the collagen raw material processing facility currently under construction; or

•	our inability to secure an adequate supply of collagen raw materials meeting our pricing, quality and regulatory requirements.

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

We are required annually, or on an interim basis as needed, to review the carrying value of our intangible assets for impairment. If sales of our VITAGEL product decline because of, for example, competition or an inability to manufacture sufficient supply of product, the intangible asset value of any declining product could become impaired.

As of September 30, 2008, we had approximately $12,700,000 of net license and technology intangible assets for the then-remaining balance of our original $9,000,000 prepayment of the profit-sharing license royalties on VITAGEL and CELLPAKER, and the $5,202,000 originally recorded for the value of the collagen-processing technology license acquired from Allergan in the third quarter of 2008. If a change in circumstances causes us to lower our future sales forecast for VITAGEL, we may be required to write off a portion of the net book value of the intangible assets associated with that product. Intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset against the estimated undiscounted future cash flows expected to be generated by this asset. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. An impairment charge to our net intangible assets, depending on the size, could result in a material adverse effect on our business, financial condition and results of operations.

Negative changes in economic conditions may adversely affect our sales, business or the profitability of our products.

The current economic conditions and recent financial crisis affecting the banking system and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. The impact of these conditions could result in a number of follow-on adverse effects on our business, liquidity and results of operations, including but not limited to:

•

the inability of one or more of our key suppliers to obtain credit to finance their operations or the insolvency of one or more of our key suppliers, which could adversely affect our product supply and reduce our sales;

•	the inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies, which could reduce our sales, profitability and collectability of our receivables;

•	an unwillingness or inability of our current or potential business partners to continue existing collaborations or enter into transactions with us;

•	a negative impact our current investment portfolio; and

•

our inability to raise funds through equity or debt financings, including through additional borrowings under our current debt facility with LB I Group, that may be necessary in the future for various purposes, including acquisitions of products, technologies or other companies.

Our stock price may be volatile for many reasons, including fluctuations in our results of operations due to factors out of our control.

VITOSS, VITOSS FOAM, VITOSS Bioactive FOAM, VITAGEL, CELLPAKER, IMBIBE, CORTOSS, ALIQUOT and VITASURE are currently our only products that have received regulatory clearances or approvals for sale. VITOSS, IMBIBE syringes, VITOSS FOAM, VITAGEL, CELLPAKER and VITASURE are cleared or approved for sale in the U.S. and the European Union. VITOSS Bioactive FOAM and IMBIBE needles are cleared for sale in the U.S. CORTOSS and ALIQUOT are approved for sale in the European Union. We launched VITAGEL and CELLPAKER in 2005 after initially receiving rights to sell these products under a distribution agreement in 2004. We currently sell VITAGEL and CELLPAKER under a license agreement, the termination of which would have a material adverse effect on our sales revenues. We launched VITASURE in July 2008 under a distribution agreement. Future levels of our product sales and the timing of regulatory clearances and product introductions are difficult to predict, and product sales to date may not be indicative of future sales levels. Sales levels in Europe may fluctuate due to seasonality of elective surgeries and the timing of any distributor stocking orders, and sales levels may fluctuate in the U.S. due to seasonality of elective surgeries and the timing of orders from hospitals. Our results of operations may fluctuate significantly in the future as a result of a number of additional factors, many of which are outside of our control. These factors include, but are not limited to:

•	the timing of governmental approvals or clearances for our products and our competitors’ products;

•	the timing of product introductions by us or our competitors;

•	unanticipated events associated with clinical and pre-clinical trials of our products;

•	the medical community’s acceptance of our products;

•	issues in establishing adequate commercial-scale manufacturing capabilities;

•	disruptions with the manufacturing of our products, including with respect to our third-party manufacturers and suppliers of raw materials;

•	difficulties in establishing and expanding our sales and distribution channels;

•	product recalls;

•	the timing in obtaining adequate third-party reimbursement of our products;

•	the success of competitive products;

•	our ability to enter into strategic alliances with other companies;

•	expenses associated with development and protection of intellectual property matters;

•	events affecting logistics and elective surgery trends;

•	the timing of expenses related to commercialization of new products;

•	competitive disruptions to our sales and distribution channels;

•	the adequate training of a sufficient number of surgeons in the use of our products; and

•	the timing of governmental approvals or clearances for us to manufacture the products we sell.

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

In general, equity markets, including Nasdaq, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations, including the following factors, may adversely affect the market price of our common stock:

•	changes in the financial guidance we provide to the investment community;

•	changes in stock market analyst recommendations regarding our stock;

•	sales by existing holders of significant numbers of shares of our stock into the market, including sales by the four institutional investors that, as of June 30, 2008, held approximately one-third of our outstanding shares;

•	FDA and international regulatory actions regarding us or our competitors;

•	determinations by governments and insurance companies regarding reimbursement for medical procedures using our or our competitors’ products;

•	product sales growth rates;

•	developments with respect to patents or proprietary rights;

•	public concern as to the safety of products developed by us or by others;

•	changes in health care policy in the United States and internationally;

•	acquisitions or strategic alliances by us or our competitors;

•	business conditions affecting other medical device companies or the medical device industry generally;

•	general market conditions, particularly for companies with small market capitalizations; and

•	pending or threatened offers to acquire us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2008 Annual Meeting of Shareholders held on July 17, 2008, the shareholders voted on the following:

(a) To elect eight directors to serve on the Board of Directors of the Company until the next Annual Meeting of Shareholders or until their respective successors have been properly elected or appointed, as follows:

Director	Votes For	Authority Withheld
R. Scott Barry	50,908,466	1,767,958
Morris Cheston, Jr.	50,907,809	1,768,615
David Fitzgerald	50,877,908	1,798,516
Antony Koblish	50,846,737	1,829,687
Mary E. Paetzold	50,907,826	1,768,598
Paul G. Thomas	50,880,491	1,796,933
William E. Tidmore, Jr.	46,764,234	1,772,253
Paul Touhey	50,904,171	1,772,253

		Voted For	Voted Against	Abstain	Broker Non-Votes
(b)	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.	52,385,430	188,532	102,464	N/A

ITEM 6.	EXHIBITS

Exhibit 10.1	Form of Performance Share Award Agreement (incorporated by reference from the Company’s Current Report on Form 8-K dated September 16, 2008) (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2 and separately filed with the Commission)

Exhibit 31.1	Certifications of the Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certifications of the Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a – 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a – 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

November 10, 2008	By:	/s/ ANTONY KOBLISH
President and Chief Executive Officer (Principal executive officer)

November 10, 2008	By:	/s/ ALBERT J. PAVUCEK, JR.
Chief Financial Officer (Principal financial and accounting officer)