Form 10-K
period 2008-12-31
ORTHOVITA INC
filed 2009-03-16
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008

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

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $135,829,728 as of June 30, 2008 (For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2008, (b) all directors of the registrant as of June 30, 2008 and (c) each shareholder that informed the registrant that as of June 30, 2008 it was the beneficial owner of 10% or more of the outstanding common stock of the registrant).

As of March 6, 2009, there were 76,054,635 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Orthovita, Inc.’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders (to be filed within 120 days after the end of the year covered by this annual report on Form 10-K) are incorporated into Part III of this annual report on Form 10-K by reference.

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

GENERAL DEVELOPMENT OF OUR BUSINESS

We are an orthobiologics and biosurgery company which develops and markets novel medical devices. The orthobiologics platform offers products for the fusion, regeneration, and fixation of human bone. The biosurgery platform offers products for controlling intra-operative bleeding, also known as hemostasis. Our current fusion and regeneration products are based on our proprietary VITOSS® Bone Graft Substitute technology and address the non-structural bone graft market with synthetic, bioactive alternatives to patient- and cadaver-derived bone tissue. Our proprietary CORTOSS® Bone Augmentation Material, an injectable, polymer composite which mimics the structural characteristics of human bone, provides the basis for our fixation portfolio. CORTOSS Bone Augmentation Material is approved for certain uses in certain countries outside the U.S. and is under review for regulatory clearance in the U.S. for vertebral augmentation. Our hemostasis portfolio includes VITAGEL® Surgical Hemostat, a proprietary, collagen-based matrix that controls bleeding and facilitates healing, and VITASURE™ Absorbable Hemostat, a proprietary plant-based product that can be deployed quickly throughout surgery. We also market accessories and delivery products which complement our orthobiologics and biosurgery platforms.

We seek to expand our product portfolio through internal product development efforts, co-development efforts with strategic partners and acquisition opportunities. We employ in-house research and development personnel in support of our technology platforms. We internally developed our VITOSS and CORTOSS materials and maintain an ongoing internal research and development program. In addition, we work jointly with Kensey Nash Corporation (Kensey) to develop and commercialize certain orthobiologics products, and we have acquired rights from third parties to market VITAGEL and VITASURE. We continue to pursue in-licensing, co-development and other opportunities to acquire complementary products and technologies to broaden our product offerings and further leverage our sales force.

Other Sales and Corporate Information

We market and sell our VITOSS products, the IMBIBE® Bone Marrow Aspiration and Delivery Devices (used with VITOSS), VITAGEL, CELLPAKER and VITASURE products through a U.S. field sales network of direct sales representatives and independent distributors. As of December 31, 2008, we had approximately 87 direct sales representatives and arrangements with approximately 30 independent distributors that we utilize to market and sell our products in the U.S. We continue to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent distributor coverage or the territories are underserved. Outside the U.S., we primarily utilize a network of independent stocking distributors to market VITOSS, CORTOSS, the ALIQUOT® Delivery System (a system designed to facilitate effective delivery of our CORTOSS product), VITAGEL, CELLPAKER and VITASURE products.

Information regarding our product sales by geographic markets for 2008, 2007 and 2006 is included in Note 13 (Product Sales) to the consolidated financial statements included in this report.

We market our products for only the indication(s) or use(s) that have received regulatory approval or clearance.

We incorporated in Pennsylvania in 1992 and maintain a branch operation in Belgium, as well as wholly-owned subsidiaries in the United Kingdom and Pennsylvania for various non-U.S. sales activities, and a wholly-owned subsidiary incorporated in Delaware to hold certain intangible properties.

Our principal executive offices are located at 77 Great Valley Parkway, Malvern, Pennsylvania 19355, and our telephone number is (610) 640-1775. We maintain a website at www.orthovita.com and make available free of charge on this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the U.S. Securities and Exchange Commission. The reference to our website is intended to be an inactive textual reference only.

OUR PRODUCTS AND PRODUCT CANDIDATES

As further discussed below under the caption “GOVERNMENT REGULATION,” our products and product candidates are subject to extensive regulation as medical devices by the U.S. Food and Drug Administration (FDA), regulatory authorities in Europe and regulatory authorities in other jurisdictions. In the European Union (EU), we have selected KEMA as our notified body (Notified Body) under the Medical Devices Directive (“MDD”). Product approval or clearance applications for our products must be supported by valid scientific evidence, and may require clinical trial data, to demonstrate the safety and effectiveness of the products.

VITOSS Bone Graft Substitute

VITOSS Blocks and Morsels	FDA 510(k) cleared December 2000 Approved in European Union July 2000

VITOSS Micro and Macro Morsels	FDA 510(k) cleared December 2000 Approved in European Union July 2003

VITOSS Standard and Micro Canisters	FDA 510(k) cleared November 2003 Approved in European Union July 2003

VITOSS FOAM Product Platform, including:	FDA 510(k) cleared December 2003 Approved in European Union May 2005

VITOSS FOAM Strips and Cylinders VITOSS FOAM Flow VITOSS FOAM Shapes VITOSS FOAM Pack

VITOSS Bioactive FOAM Strips	FDA 510(k) cleared September 2007
VITOSS Bioactive FOAM Pack	FDA 510(k) cleared June 2008

VITOSS is an ultra-porous resorbable beta-tricalcium phosphate bone void filler used to help the body guide the three-dimensional regeneration of the patient’s own bone. We launched VITOSS in the U.S. and the EU in 2001 and have sold approximately 275,000 units through December 31, 2008. VITOSS’s ultra-porosity allows it to soak and hold its own volume in blood and bone marrow aspirate and has been shown to perform well in an array of applications in the spine, extremities and pelvis, such as spinal grafting and the treatment of bone defects due to trauma, degenerative disease and tumors, including posterolateral spine fusion procedures. VITOSS integrates well into existing bone and allows for bone in-growth and maturation. VITOSS, the VITOSS FOAM products and the VITOSS Bioactive FOAM products are covered by issued and pending U.S. and non-U.S. patents.

Since the initial U.S. regulatory clearance and subsequent product launch in mid-2001, we have developed and are developing a number of new VITOSS-based products and related delivery devices that are designed to expand the market for our VITOSS products by broadening the range of surgical indications and by addressing additional surgeon preferences and needs. In 2003, we entered into a development, manufacturing and supply agreement with Kensey, leading to the development and launch of the VITOSS FOAM product platform. The VITOSS FOAM products combine our base VITOSS technology with Kensey’s proprietary resorbable biomaterials to produce a wide array of pliant, flexible, flowable and compression resistant bone graft materials. The VITOSS FOAM products have the ability to soak and hold their own volume in blood and bone marrow aspirate while retaining these biological fluids in pliable and compression resistant forms. These forms can be designed into specific shapes and material characteristics to meet a surgeon’s need for handling and delivery in a variety of surgical approaches and applications. We launched our VITOSS Bioactive FOAM strip product as part of a controlled rollout in the first quarter of 2008, and fully launched the product during the second quarter of 2008. We launched our VITOSS Bioactive FOAM pack product during the end of the third quarter of 2008. In addition to our proprietary VITOSS beta-tricalcium phosphate bone graft substitute and Kensey’s proprietary resorbable biomaterials, VITOSS Bioactive FOAM products also contain our proprietary combeite bioactive glass.

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

Spinal Fusion and Grafting. Many patients affected by severe back pain due to degeneration of one or more discs are often treated with spinal surgical procedures. We estimate that each year approximately 500,000 spinal fusion procedures are performed in the United States. In cases where the patient has advanced disc degeneration or spinal instability, a fusion procedure can involve a surgical incision in the patient’s back or abdomen to access and remove the affected disc material. To provide initial stability and support of the surrounding vertebrae, the resulting defect is filled with a structural implant made of either titanium, shaped bone derived from a human cadaver, or a synthetic material known as polyetheretherketone (“PEEK”). Adjunctively, these procedures may require the use of bone grafting material repair defects and facilitate the fusion of two bony elements. We believe the use of VITOSS provides a clinically proven alternative to patient- or cadaver-derived tissues and may be preferable for both patients and their surgeons for its efficacy and safety.

Trauma. Physical trauma such as falls and accidents can result in bone fracture or damage. Fractures of broken bones are often realigned with hardware, such as plates, rods and screws. Once the hardware has been used to recreate the skeletal anatomy and to provide the stability of the bony structure, there are often defects or voids in the bone which remain. Those voids may require the use of bone graft material. The goal of bone grafting in trauma applications is to rapidly heal the damaged bone. Approximately 250,000 trauma related bone graft repairs are performed annually on a worldwide basis. Autograft, cadaver allograft, as well as synthetic scaffolds like VITOSS, are used for trauma related bone graft repairs. VITOSS has been used as a bone graft substitute in a variety of trauma applications, including those of the extremities, spine and pelvis.

Dental, Periodontal, Oral and Cranio-Maxillofacial. In August 2002, we entered into a supply agreement with BioMimetic Therapeutics, Inc. for our proprietary VITOMATRIX™ particulate synthetic scaffold biomaterial, which we produce in the same process used to manufacture VITOSS. In January 2008, in connection with the sale of its dental business to Luitpold Pharmaceuticals, Inc., BioMimetic assigned its rights and obligations under the supply agreement to Luitpold. Under the agreement, we supply our proprietary beta tricalcium phosphate biomaterial to Luitpold for its clinical and commercial use in combination with rhPDGF. Luitpold markets the combined product in the dental, periodontal, oral and cranio-maxillofacial bone grafting markets through its Osteohealth Company division.

Bone Marrow Aspiration System with IMBIBE Needles, Syringes and IMBIBE Disposable Delivery Instrumentation, used with VITOSS

Bone Marrow Aspiration Needle	FDA 510(k) cleared June 2005

Bone Marrow Aspiration Syringe	FDA 510(k)s cleared September 2001 and March 2003 Approved in European Union September 2004

Disposable Delivery Funnel	Class I exempt device (see GOVERNMENT REGULATION below) Approved in European Union September 2004

Disposable Delivery Tube	Class I exempt device (see GOVERNMENT REGULATION below) Approved in European Union January 2005

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

VITAGEL is an FDA-approved, CE-marked composite liquid hemostat that combines the biomaterials bovine thrombin and bovine collagen with the patient’s autologous plasma. When applied to the surgical site, VITAGEL creates a safe adherent matrix and an impermeable barrier to blood flow. VITAGEL has been marketed to general surgeons and is applicable in the spine, hip and knee replacement surgery markets, where bleeding is a significant complication for many routine surgeries. After obtaining the right to sell CoStasis from Angiotech, we rebranded CoStasis as VITAGEL Surgical Hemostat in January 2005 with CELLPAKER accessories, and relaunched the product in the U.S. within our existing orthopedics and spine-based sales channel, utilizing the same marketing strategy that we use for all of our VITOSS-related products. This strategy provides our sales network additional functional biomaterial products to offer to customers. During the first half of 2006, we launched the VITAGEL Spray Set in the U.S. We obtained the CE Mark for VITAGEL, CELLPAKER and related accessories in July 2007 and launched these products in the European Union in the first quarter of 2008. VITAGEL and CELLPAKER are covered by U.S. and non-U.S. issued patents owned by Angiotech.

VITASURE Absorbable Hemostat

VITASURE Absorbable Hemostat	PMA approved, distribution rights initially obtained April 2008 Approved in European Union September 2002 (See GOVERNMENT REGULATION below)

VITASURE is an FDA-approved, CE-marked, plant-based hemostat product that can be deployed quickly throughout surgery. Through proprietary microporous polysaccharide hemosphere technology, VITASURE acts as a molecular sieve to quickly extract fluids from blood, creating an osmotic action that causes the VITASURE particles to swell and concentrates serum proteins, platelets, and other elements on the surface. The VITASURE particles and their coating of compacted cells then create a matrix for the formation of a tenacious fibrin clot. We obtained the right to distribute VITASURE in the U.S. and certain other territories for orthopedic and spine applications in 2008 from Medafor, Inc. We launched the VITASURE product in the U.S. in 2008 and in certain non-U.S. territories in January 2009. VITASURE is covered by U.S. and non-U.S. issued patents owned by Medafor and its licensor.

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

CORTOSS Bone Augmentation Material

CORTOSS is a self-setting glass ceramic polymeric composite engineered specifically to mimic the characteristics of human bone and to provide fixation for vertebral compression fractures (“VCFs”). Laboratory tests demonstrate that CORTOSS exhibits compressive strength similar to human bone. For patients with poor bone healing, as seen in osteoporotic patients, CORTOSS may be used in a variety of surgical procedures to quickly provide structural stability and reinforcement of the bones after surgery. The surgeon’s goal is to repair the patient’s bone and enhance the patient’s mobility as quickly as possible since prolonged bed rest or inactivity may result in decreased overall health for older or osteoporotic patients.

CORTOSS’s simple mix-on-demand delivery system design allows for minimum waste and maximum ease of use and flexibility for the surgeon. CORTOSS is an injectable material that is delivered through a pre-filled, unit dose, disposable cartridge. Delivery of CORTOSS to the surgical site may be started and stopped for a prolonged period of time throughout the surgical procedure as polymerization is initiated only when CORTOSS is expressed through its static mix-tip. The polymerization is a self-setting reaction that causes CORTOSS to harden within minutes. CORTOSS provides two stages of fixation: immediate mechanical interlock into porous bone, followed by intimate bone apposition over time along the contours of its surface. CORTOSS is covered by several U.S. issued patents and other U.S. and non-U.S. patent applications are pending.

We received CE Certification for CORTOSS for use in screw augmentation procedures in October 2001 in the EU and regulatory approval in March 2001 in Australia, which enables us to sell CORTOSS in these territories as well as in other countries that have adopted the EU’s regulatory standards. Screw augmentation is a procedure for securing the fixation of bone screws used in patients with weak bone caused by osteoporosis. We initiated a limited launch of CORTOSS in Europe in December 2001. We successfully completed post-marketing human clinical studies in Europe for the use of CORTOSS in hip compression screw augmentation. In addition, during January 2003, we received CE Certification in the EU to market CORTOSS for vertebral augmentation of VCFs of the spine. Vertebral augmentation of VCFs is a procedure for repairing fractured vertebrae that can be performed on an outpatient or short-stay basis. We have sold approximately 12,000 units of CORTOSS through December 31, 2008. In 2007, we completed two FDA-approved IDE pilot clinical studies in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the vertebroplasty and kyphoplasty surgical techniques, respectively. Both surgical techniques involve the injection of a self-setting material into the vertebral body to provide internal fixation of the VCF. Upon FDA review of the vertebroplasty pilot clinical data, we received approval from the FDA to begin patient enrollment in a prospective, randomized controlled pivotal phase of that clinical study. See “GOVERNMENT REGULATION—CORTOSS” below for more information about the design of the pivotal study. The pivotal study was fully enrolled in February 2007 with 162 CORTOSS patients and 94 polymethylmethacrylate (“PMMA”) control group patients. All 24-month post-procedure follow up for patients was completed in the first quarter of 2009. Our 510(k) application for the use of CORTOSS in vertebral augmentation is under review by the FDA (see GOVERNMENT REGULATION below). FDA clearance of CORTOSS would permit us to market and sell the material in the United States.

Vertebral Augmentation of VCFs. We estimate there are approximately 700,000 patients in the U.S. with VCFs caused by osteoporotic bone or bone cancer resulting in severe pain and immobility. Of these, we believe approximately 225,000 fractures are treated annually using vertebroplasty or kyphoplasty techniques. The traditional treatments, e.g., bed rest, bracing, narcotics or anesthetic injections, do not address the underlying fracture. Vertebral augmentation of VCFs has been reported to provide early pain relief in up to 90% of osteoporotic patients. Early relief of pain provided by vertebral augmentation of VCFs enables patients to maintain better functional capacity. Functional capacity, in turn, is believed to be directly related to the ability to live independently and unassisted. We are not aware of any product that has received FDA approval or CE Certification for use in this procedure on the basis of prospective, controlled clinical data. However, since 2004, several versions of PMMA bone cement have been 510(k) cleared by the FDA. We believe CORTOSS may have several advantages over PMMA in vertebral augmentation of VCFs, such as its lower temperature setting that reduces the risk of tissue necrosis associated with PMMA, its higher compression strength and its ability to be mixed on demand. In addition, unlike PMMA, CORTOSS does not release volatile free unreacted methylmethacrylate monomer into the patient’s body. Although documented complications of monomer released from PMMA may be rare, they are severe adverse events when they occur.

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

ALIQUOT Delivery System

Our ALIQUOT Delivery System facilitates delivery of materials to bony sites, including delivery of our CORTOSS product directly to the surgical site. A coaxial system of catheter and syringe dispenser is designed to assure effective delivery of material in vertebral augmentation of VCFs and screw augmentation procedures. During the second quarter of 2002, we received CE Certification from our Notified Body for certain ALIQUOT kit configurations. The ALIQUOT system was used as part of our European multi-center prospective clinical study for CORTOSS in vertebral augmentation of VCFs and was used in the U.S. clinical studies for CORTOSS in vertebral augmentation of VCFs. ALIQUOT is exempt from 510(k) clearance. ALIQUOT is covered by issued and pending U.S. and non-U.S. patents.

STRATEGIC PARTNERSHIPS

Kensey Agreement

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize certain orthobiologics products based upon our VITOSS platform. The new products developed under this agreement are based on our internally developed, proprietary VITOSS bone graft substitute material in combination with proprietary resorbable Kensey biomaterials. To date, the products covered by the Kensey agreement for which we have received 510(k) clearance from the FDA are our VITOSS FOAM and VITOSS Bioactive FOAM products.

Kensey has the exclusive right to manufacture any approved or cleared jointly developed products under the agreement, and we market and sell these products worldwide. Following the regulatory approval or clearance of each new product, we have obligations under the agreement to pay Kensey for manufacturing the product and make royalty payments to Kensey based on the net sales of the product. These rights and obligations extend until at least February 2024 for our VITOSS Bioactive FOAM product, and until February 2014 for our other products under the VITOSS FOAM product platform.

Approximately 63% of our product sales during 2008 was from products based upon our VITOSS FOAM platform which are covered by the agreement, including VITOSS Bioactive FOAM.

Angiotech Agreements

In June 2004, we entered into a distribution agreement with Angiotech Pharmaceuticals (U.S.), Inc. (collectively with its affiliates and parent company Angiotech Pharmaceuticals, Inc., “Angiotech”), to distribute to surgical customers throughout North America Angiotech’s CoStasis® composite liquid hemostat (which we re-branded as VITAGEL Surgical Hemostat) and the CELLPAKER® plasma collection system used in conjunction with VITAGEL. Under the distribution agreement, we purchased the products from Angiotech and paid royalties based on the net sales of such products. During the third quarter of 2005, the distribution agreement was amended to provide for the transition of product and accessory manufacturing responsibility from Angiotech to us, and we purchased all available existing VITAGEL and CELLPAKER products, accessories and work-in-process from Angiotech for $1,800,000. Effective January 1, 2006, we entered into a license agreement with Angiotech pursuant to which Angiotech licensed VITAGEL products and the CELLPAKER plasma collection system to us and we assumed manufacturing responsibility for these products. In the second half of 2006, we obtained pre-market approval (“PMA”) from the FDA to sell VITAGEL manufactured at our Malvern, Pennsylvania facility (the “VITAGEL PMA”) and started to market and sell VITAGEL manufactured by us. In January 2007, we obtained approval from the FDA for a PMA supplement which enables us to market and sell CELLPAKER manufactured at our subcontractor’s facility. In accordance with its terms, the distribution agreement terminated in the first quarter of 2007 upon completion of the sale of all VITAGEL and CELLPAKER inventory products that we purchased from Angiotech in the third quarter of 2005. Until December 29, 2006, we paid royalties on sales of the VITAGEL and CELLPAKER inventory that we purchased from Angiotech in the third quarter of 2005 in accordance with the terms of the distribution agreement.

On December 29, 2006, pursuant to a royalty sale agreement with Angiotech, we purchased the profit-sharing royalty rights for VITAGEL and CELLPAKER products under the license agreement for $9,000,000 in cash. We recorded non-cash amortization expense related to this license right intangible of $850,352 in each of 2007 and 2008, and anticipate that we will record an annual non-cash amortization expense of at least $850,352 in each year thereafter through July 31, 2017. Concurrently with this purchase, we amended and restated our license agreement with Angiotech to eliminate our obligations to meet minimum sales requirements, extend the term of the license from December 31, 2014 through July 31, 2017, and eliminate certain termination rights in favor of Angiotech. Under the amended and restated license agreement, we have exclusive rights to manufacture, market and sell VITAGEL products throughout the world for orthopedic indications, and non-exclusive rights to manufacture, market, and sell CELLPAKER products throughout the world for all indications. Under the amended and restated license agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture, market and sell an Angiotech-branded VITAGEL product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture, market and sell VITAGEL outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture, market, and sell VITAGEL outside of the orthopedic field throughout the world. Prior to the amendment and restatement of the license agreement on December 29, 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of VITAGEL and CELLPAKER products that we manufactured.

VITASURE Distribution Agreement

In April 2008, we obtained from Medafor, Inc. certain non-exclusive rights to distribute VITASURE Absorbable Hemostat pursuant to a distribution agreement. Our territory under the agreement currently consists of the United States, Australia, Belgium, Germany, Ireland, South Africa, Spain and the United Kingdom. We satisfied our minimum purchase obligation under the agreement for 2008 by purchasing $1,000,000 of VITASURE in the third quarter of 2008. We have no outstanding minimum purchase or sale requirements under the agreement, other than the obligation to purchase and pay for at least $1,000,000 of product from Medafor in the third quarter of 2009. The initial term of the agreement is scheduled to expire in December 2013 and we have the right to renew the agreement for an additional three year period if we meet certain purchase obligations during the fifth year of the agreement.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of this report for a discussion of significant contractual arrangements relating to (i) our leases, (ii) our joint product development and commercialization arrangement with Kensey, (iii) our senior secured note facility with LB I Group Inc., (iv) our contractual obligation to purchase minimum VITASURE product inventory in 2009, (v) expansion of manufacturing capacity and other facility renovations, and (vi) product development milestone and related payments.

OUR RESEARCH & DEVELOPMENT

We employ the disciplines of composites engineering, polymer science, biologics processing, solution chemistry and nanoparticulate ceramic glass science to create our orthobiologics and biosurgery materials technology platforms. We then utilize technologies developed, co-developed or licensed by us to commercialize orthobiologic and biosurgery products for orthopedic and surgical applications. Patents have been issued and additional patent applications have been filed to protect our key developments. See “Patents and Proprietary Intellectual Property” below for additional information. We incurred approximately $6,711,000, $6,435,000, and $8,472,000 in research and development expenses in 2008, 2007 and 2006, respectively.

PATENTS AND PROPRIETARY INTELLECTUAL PROPERTY

Our strategy is to seek protection for our product technologies and manufacturing methods through the use of U.S. and non-U.S. patents. We have filed or intend to file applications as appropriate for patents covering our technologies, products and processes. As of February 20, 2009, certain of the products that we have developed or market are covered by one or more of our 20 issued U.S. patents, 19 pending U.S. patent applications and numerous counterparts of certain of these patents and pending patent applications outside the U.S., including Canada, Europe, Mexico and Japan. Our issued patents are set to expire between 2015 and 2025. The key patents covering the VITAGEL product that we market are set to expire in 2017, and the patent covering VITASURE is set to expire in 2019.

MANUFACTURING AND PRODUCT SUPPLY

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with current FDA Quality System Regulations, EU Medical Devices Directive, International Organization for Standardization (“ISO”) 9000 Series standards, ISO 13485/European Norm (“EN”) 13485 and equivalent requirements.

In-House Manufacturing. Our 24,800-square foot VITOSS, VITAGEL and CORTOSS manufacturing facilities that produce our commercial products are leased through July 2017 and are certified as meeting the requirements of ISO 9000: 2000 and EN 13485 for the period July 1, 2006 through July 1, 2009, and we expect to receive renewal of this certification by the second quarter of 2009 for an additional three-year period. These facilities are subject to inspection by the FDA for compliance with FDA device manufacture requirements. We believe our existing manufacturing facilities have the capacity to meet our commercial needs through at least 2012, assuming that, with respect to VITAGEL only, we obtain the requisite regulatory approval for our VITAGEL collagen processing facility as described in the following paragraph in the second half of 2010. In 2008, we completed renovations at our leased space to expand our capacity to manufacture VITAGEL and received approval from the FDA in January 2009 for this expanded portion of our VITAGEL manufacturing facility. We are also in the process of further expanding our VITAGEL manufacturing capacity and expect to submit a PMA supplement for this additional production line in the second quarter of 2009.

In the first quarter of 2008, we commenced renovating another leased space to establish a 10,700-square foot facility to process collagen used as a raw material in the manufacture of VITAGEL. This facility is leased through 2017. We expect to complete these renovations and submit a PMA supplement with the FDA for this facility in the third quarter of 2009. We believe that we have sufficient inventory of processed collagen acquired from a third party to meet our commercial needs for VITAGEL into the second half of 2010 (see—Raw Materials Supply below). We plan to fully transition the processing of collagen for VITAGEL in-house by early 2010. However, we cannot market commercial VITAGEL product containing collagen processed at our processing facility until the requisite PMA supplement for this facility has been approved by the FDA (see “GOVERNMENT REGULATION” below), which we do not expect will occur prior to 2010. As part of the establishment of our collagen processing facility, we acquired collagen production equipment and a non-exclusive, perpetual, royalty-free, irrevocable license to certain collagen production process technology and know-how from Allergan in September 2008. The license rights are limited to certain uses, including those related to the processing and production of collagen for surgical hemostats such as VITAGEL.

In 2008, we completed renovations at our leased space to expand our capacity to manufacture ALIQUOT, IMBIBE and CELLPAKER. We plan to submit an application to the FDA in the third quarter of 2009 for the manufacture of CELLPAKER at this renovated facility. We are not required to obtain regulatory approval to manufacture ALIQUOT and IMBIBE at this facility.

Third Party Manufacturers. We are manufacturing CELLPAKER, IMBIBE and ALIQUOT through outside third-party contract manufacturers. Our VITOSS is converted to VITOSS FOAM and VITOSS Bioactive FOAM by Kensey, our development partner under a long-term supply agreement. We purchase VITASURE from Medafor, which uses third-party manufacturers to make this product. Our and Medafor’s third-party manufacturers are regulated by government agencies and are required to be ISO 9001/EN 13485 certified or otherwise meet our quality system requirements (See “GOVERNMENT REGULATION” below).

Raw Materials Supply. Our ability to manufacture our products is dependent on a limited number of specialty suppliers of certain raw materials.

A key raw material for manufacturing VITAGEL is processed collagen that is derived from bovine hides. In September 2008, we acquired a strategic amount of processed collagen raw material from Allergan for use in the manufacture of VITAGEL after Allergan informed us of its intention to close its collagen processing plant and terminate a collagen supply agreement with us. We believe the strategic collagen reserve acquired from Allergan in 2008 will be sufficient to meet our commercial needs for VITAGEL into the second half of 2010. While we believe that bovine hides are available from various sources, the type of collagen necessary for VITAGEL in processed form is difficult to obtain. For this reason, we are establishing a facility to process collagen for VITAGEL, and expect to commence our in-house processing of collagen for VITAGEL by the third quarter of 2009. However, we must receive the requisite regulatory approvals for a collagen processing facility before we may sell VITAGEL containing collagen processed at a new facility. We do not expect to receive any such approval prior to 2010. We are also in the process of negotiating agreements for the supply of bovine hides.

We have various supply agreements with third parties for raw materials used in products we manufacture, and we have a supply agreement with Kensey for bovine collagen used in our VITOSS FOAM and VITOSS Bioactive FOAM product lines. However, we do not have supply agreements for all raw materials. The failure of any supplier to continue to provide us with materials at a price or quality acceptable to us, or at all, or our inability to find an alternative supplier with acceptable prices and quality, would have a material adverse effect on our ability to manufacture our products.

SALES AND MARKETING

We have a U.S. field sales network of direct sales representatives and independent non-stocking distributors who market VITOSS, VITAGEL, CELLPAKER, IMBIBE and VITASURE products. We continually seek to strengthen our field sales network through the addition of direct sales representatives in those U.S. sales territories where either we do not have independent distributor coverage or the territories are underserved. Outside the U.S., we primarily utilize a network of independent stocking distributors to market VITOSS, CORTOSS, ALIQUOT, VITAGEL, CELLPAKER and VITASURE products.

COMPETITION

Extensive research efforts and rapid technological change characterize the market for products in the orthopedic, orthobiologics and biosurgery markets. We face intense competition from medical device and biomedical technology companies. Our products could be rendered noncompetitive or obsolete by competitors’ technological advances. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. These competitors may also be in the process of seeking FDA or other regulatory approvals, or patent protection, for new products. Our competitors could, therefore, commercialize new competing products in advance of our products. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

We believe VITOSS faces competition from numerous synthetic products, bone morphogenic proteins (BMPs), stem cell-based products and cadaver-based products, such as demineralized bone matrix (DBM) products, currently on the market that may be used for the same indications as our products as well as other products and technologies that may enter the market in the future. In 2004, lumbar total disc replacement (TDR) devices were introduced in the spinal market as a treatment alternative for degenerative disc disease designed to preserve the motion of the vertebrae of the spine. However, we believe that several factors may mitigate against the broad use of lumbar TDR devices, including the need for surgeon training, the high level of surgeon technical skills required, surgeon concern regarding the challenges of TDR revision surgery should that become necessary due to loosening or subsidence of the device over time, and procedure reimbursement. In 2007, cervical TDR devices were introduced in the spine market. As they may require a lower level of surgical technical skill than lumbar TDR devices, cervical TDR devices could become more widely adopted than lumbar TDR devices. TDR devices, particularly cervical TDR devices, could negatively impact the spinal fusion market which could in turn adversely impact the use of VITOSS in spine grafting procedures. It is too early to estimate the rate at which the market will ultimately adopt this or comparable technology as a treatment alternative or its resulting impact on our products.

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

VITASURE competes with several thrombin products and surgical hemostats on the basis of its safety profile and pricing.

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

GOVERNMENT REGULATION

In order to market our products, we must apply for, be granted and maintain all necessary regulatory approvals, clearances and certifications. In addition, we must comply with all regulatory requirements in each applicable jurisdiction. We have received 510(k) regulatory clearance in the U.S. from the FDA in December 2000, and CE Certification in the EU from our Notified Body in July 2000 for VITOSS. We also received regulatory approval to sell VITOSS in Australia and Canada in March 2001 and June 2004, respectively. The CE Certification permits us to sell our approved products in all of the countries of the EU as well as in other countries, such as Switzerland and Turkey that have mutual recognition agreements with the EU or have adopted the EU’s regulatory standards. We received 510(k) regulatory clearance for VITOSS Canisters and VITOSS FOAM in November and December 2003, respectively, in the U.S. from the FDA. We received 510(k) regulatory clearance for VITOSS Bioactive FOAM and VITOSS Bioactive FOAM in September 2007 and September 2008,

respectively. In September 2001 and June 2005, we received 510(k) regulatory clearance in the U.S. from the FDA to market our IMBIBE product for use as a bone marrow aspiration syringe and needle, respectively. In July 2007, we received CE Certification for VITAGEL and CELLPAKER, which products are covered by PMA approvals from the FDA obtained by our licensor of such products. VITASURE is covered by a PMA and CE Certification obtained by the entity that granted us distribution rights for the product.

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

We have completed two FDA-approved IDE pilot clinical studies in the U.S. for the use of CORTOSS in vertebral augmentation of VCFs using the vertebroplasty and kyphoplasty surgical techniques, respectively. Both surgical techniques involve the injection of a self-setting material into the vertebral body to provide internal fixation of the VCF. Upon FDA review of the vertebroplasty pilot clinical data, we received approval from the FDA to begin patient enrollment in a prospective, randomized controlled pivotal phase of that clinical study. The study design was subsequently amended and approved by the FDA in August 2004 to allow the comparison of CORTOSS to a treatment arm using PMMA bone cement instead of a non-treatment arm consisting of conservative care and pain management. In February 2007, we completed enrollment of the pivotal CORTOSS study, which was conducted under an FDA Investigational Device Exemption (IDE). A total of 256 patients were enrolled in the pivotal study with a randomization of approximately 2:1 (162 patients treated using CORTOSS and 94 patients treated using a PMMA bone cement) at 22 sites. Patients were followed at predetermined intervals and annually until February 2009, the 24-month post-procedure period for the last-enrolled patient. In January 2008, we submitted to the FDA a 510(k) application for the use of CORTOSS in vertebral augmentation; this application remains pending after supplemental supportive materials were filed during 2008. Submission of additional information, including completed 24-month results of the pivotal IDE study, is anticipated in April 2009. FDA clearance of CORTOSS would permit Orthovita to market and sell the material in the United States.

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

Before we can introduce a new device into the market, we must generally obtain market clearance through a 510(k) notification or premarket approval through a premarket approval (“PMA”) application. A 510(k)

clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not required a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies be performed to establish the device’s “substantial equivalence.”

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

We must file a PMA if our proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III pre-amendment device (on the market since prior to May 28, 1976) for which FDA has called for PMAs. A PMA must be supported by valid scientific evidence that typically includes extensive data, including pre-clinical and clinical trial data, to demonstrate the safety and effectiveness of the device, as well as extensive manufacturing information.

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

Europe

In order to sell our products within the EU, we are required to achieve compliance with the requirements of the MDD and affix a CE Mark on our products to attest such compliance. To achieve this, our products must meet the “essential requirements” defined under the MDD relating to safety and performance and we must successfully undergo a verification of our regulatory compliance (“conformity assessment”) by an independent Notified Body. We have selected KEMA as our “Notified Body.” The nature of the conformity assessment will depend on the regulatory class of our products. Under European law, our products, other than IMBIBE and ALIQUOT (which are Class I—sterile and Class II-A, respectively), are likely to be in Class III. In the case of Class III products, we must (as a result of the regulatory structure which we have elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD and demonstrated by compliance with EN 13485:2003. We are certified as meeting the requirements of ISO 9001: 2000 and EN 13485 for the period July 1, 2006 through July 1, 2009 and expect to receive renewal of this certification by the second quarter of 2009 for an additional three-year period. Our Notified Body has audited our quality system and determined that it meets the requirements of the MDD. In addition, the Notified Body must certify the specific design of each device in Class III, IIa and IIb. As part of the design certification process, the Notified Body must also verify that the products comply with the essential requirements of the MDD. In order to comply with these requirements, we must, among other things, complete a risk analysis and may be required to present clinical data. The clinical data presented by us must provide evidence that the products meet the performance specifications claimed by us, provide sufficient evidence of adequate assessment of unwanted side effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. We are subject to continued surveillance by the Notified Body and are required to report any serious adverse incidents to the appropriate authorities of the European Union member states. The certification of the Notified Body is valid for a maximum of five years but may be extended by application for additional five year periods. We also are required to comply with additional national requirements that are outside of the scope of the MDD. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

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

Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services, through local fiscal intermediaries and carriers, that administer coverage and reimbursement for certain health care items and services furnished to the elderly and disabled. Medicaid is an insurance program for the poor that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern their individual program.

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

The European Union has not established a uniform process to govern the pricing and reimbursement of medical devices. Consequently, the individual EU member states operate various combinations of centrally financed health care systems and private health insurance systems. The relative importance of government and private systems varies from country to country. The choice of devices is subject to constraints imposed by the availability of funds within the purchasing institution and by hospital and authority priorities and procedures. Medical devices are most commonly sold to hospitals or health care facilities at a price set by negotiation between the buyer and the seller. A contract to purchase products may result from an individual initiative or as a result of a competitive bidding process. In either case, the purchaser pays the supplier, and payment terms vary widely throughout the EU. Failure to obtain favorable negotiated prices with hospitals or health care facilities could adversely affect sales of our products.

HEALTH CARE FRAUD AND ABUSE LAWS

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and false claims laws. Similar regulations have been adopted by EU member states. Violations of these laws are punishable by criminal, civil and/or administrative sanctions, including, in some instances, fines, imprisonment, and exclusion from participation in federal, state and national health care programs, including Medicare, Medicaid and veterans’ health programs. Because of the far-reaching nature of these laws, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition and results of operations.

Anti-Kickback Laws. Our operations are subject to federal and state anti-kickback laws. The federal anti-kickback law prohibits entities such as us from knowingly and willfully offering, paying, soliciting or receiving any form of remuneration (including any kickback, bribe or rebate) in return for the referral of items or services for which payment may be made under a federal health care program, or in return for the recommendation, arrangement, purchase, lease or order of items or services for which payment may be made under a federal health care program. The definition of remuneration has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal healthcare programs, the statute has been violated. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment for up to five years or both. In addition, the Department of Health and Human Services may impose civil penalties and exclude violators from participation in federal health care programs such as Medicare and Medicaid Exclusion of a manufacturer would preclude any federal healthcare program from paying for its products. In addition, enforcement officials have argued (and some courts have agreed) that kickback arrangements can provide the basis for an action under the Federal False Claims Act, which is discussed below.

Government officials have focused recent enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal pleas.

Many states have adopted similar prohibitions against payments intended to induce referrals of products or services paid by Medicaid or other third party payors.

False Claims. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. Violations of the federal False Claims Act may result in penalties equal to three times the damages which the government sustained, an assessment of between $5,500 and $11,000 per claim, civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.

The federal False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against an individual or entity for violations of the False Claims Act. In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary litigant. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff’s counsel will have primary control over the case (although the government must be kept apprised of the progress of the lawsuit). In return for bringing the suit on the government’s behalf, the statute provides that the private plaintiff is entitled to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful plus reasonable expenses and attorneys fees. Recently, the number of qui tam suits brought against entities in the health care industry has increased dramatically. In addition, a number of states have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained from the state.

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

EMPLOYEES

As of December 31, 2008, we had 234 full-time employees, with 119 employees at our Malvern, Pennsylvania headquarters, 104 employees in other parts of the U.S. and 11 employees in Europe. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

We have organized the risk factors set forth below that may affect us or our securities into the following four categories: (i) risks related to our business and industry; (ii) risks related to our financial results and financing; (iii) risks related to our intellectual property and litigation; and (iv) risks related to investing in our stock and equity markets.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If our current products are not commercially successful, or if we do not increase our product portfolio and successfully commercialize new products, our operating results will be impaired and our viability will be jeopardized.

We are highly dependent on successfully selling our products that have received regulatory approval or clearance. To date, VITOSS, VITAGEL, VITASURE, CELLPAKER and IMBIBE are approved or cleared for specified uses in the United States. VITOSS, CORTOSS, ALIQUOT, VITAGEL, CELLPAKER and VITASURE are cleared or approved for specified uses in the European Union and countries adhering to the regulatory standards of the European Union. VITOSS, CORTOSS and ALIQUOT are also cleared for specified uses in Australia. Revenues generated from sales of our approved or cleared products in their approved territories have not been and in the future may not be sufficient to fund operations. There is no assurance that we can increase our product portfolio or that any additional products will be commercially successful and generate revenues sufficient to enable us to fund operations. In particular, if our CORTOSS product is not cleared for marketing in the United States or does not become commercially successful, our long-term viability may be jeopardized. While our 510(k) application for the use of CORTOSS in vertebral augmentation is currently pending with the FDA, we cannot guarantee if or when we will receive FDA clearance of CORTOSS. FDA clearance of CORTOSS would permit us to market and sell the material in the United States.

Certain factors that may also limit our ability to increase sales include:

•	the ability of our direct sales representatives to develop and retain a customer base and compete effectively with larger sales forces offering more extensive product portfolios;

•	our dependence in certain geographical areas on the efforts of independent agents and distributors over which we have limited control to promote the use of our products;

•	the introduction of new products based upon competing technologies into the market by competing orthopedic, biomedical and other companies;

•	our dependence on the continued publication of independent pre-clinical and clinical data to support the use of our products;

•	our need to educate and train a sufficient number of surgeons to create demand for our products; and

•	the need for payors to authorize insurance reimbursement for procedures using our products.

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

The data from our pivotal CORTOSS trial may not be sufficient or sufficiently supportive, which may delay or preclude FDA clearance for commercial distribution of this product in the United States.

After receiving approval from the FDA in 2003 to conduct a pivotal trial for the use of our CORTOSS material in vertebral augmentation, we completed the trial in 2009 and have a 510(k) application for the use of CORTOSS in vertebral augmentation pending before the FDA. In response to comments that we received in 2008 from the FDA on this application, we plan to submit additional data and a clinical report to the FDA in April 2009 with all 24-month follow-up patient data from the pivotal trial. Any clearance of CORTOSS by the FDA may be delayed or precluded due to insufficient or insufficiently supportive data from our pivotal trial and submission package for the CORTOSS application. In addition, the completion of our pivotal trial and submission package for CORTOSS may be delayed or terminated for other various reasons, including, but not limited to:

•	patients in the trial experience an unacceptable rate or severity of adverse side effects;

•

any failure by third party clinical investigators to perform our pivotal trial in accordance with the clinical trial protocol, Good Clinical Practice and regulatory requirements, or other third party organizations do not perform data collection and analysis in a timely or accurate manner;

•

inspections of our clinical trial sites by the FDA or Institutional Review Boards, or IRBs, find regulatory violations that require us to undertake corrective action or prohibit us from using some or all of the data in support of our FDA submission;

•	FDA may require an advisory panel to review the submission;

•

changes in laws, governmental regulations, administrative actions, or the general regulatory climate affecting either all medical devices or those designed for the spine industry, force us to modify the conduct of our trial or otherwise create unexpected burdens; or

•	the FDA requests additional pre-clinical data in 2009 in support of our application.

If one or more of the foregoing events occur, it may delay or prevent us from obtaining clearance of the CORTOSS product in the United States.

If we are unable to operate an effective sales and distribution network, our ability to generate sales and become profitable will be impaired.

We have assembled a field sales network of direct sales representatives and independent non-stocking distributors in the U.S. to market VITOSS, VITAGEL, CELLPAKER, VITASURE and IMBIBE. Outside of the U.S., we utilize a network of independent stocking distributors to market VITOSS, CORTOSS, ALIQUOT, VITAGEL, CELLPAKER and VITASURE. We are dependent upon our direct sales representatives and distributors for the sale of our products. Any failure to maintain and effectively manage our distribution network will impair our ability to generate additional sales and become profitable.

In an effort to further grow our sales, we continue to build our sales management team and add direct sales representatives to our organization for certain open or underserved territories in the U.S. We also added four direct sales representatives in the United Kingdom in the fourth quarter of 2008. The addition of direct sales representatives will increase our operating expenses. Furthermore, there is no assurance that adding direct sales representatives will improve sales or that our direct sales representatives will be successful in generating sufficient sales to cover the cost of supporting their sales activities. There is no assurance that we will be able to attract and retain qualified personnel to market or sell our products or that we will successfully manage this type of sales and distribution method.

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

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with the FDA Quality System Regulation (the “QSR”), and EU Medical Device Directives requirements, ISO 9000 Series standards, ISO/European Norm (“EN”) 13485 and equivalent requirements.

We manufacture our commercial VITOSS, VITAGEL and CORTOSS products at our 24,800-square foot FDA-registered manufacturing facilities located in Malvern, Pennsylvania. These facilities are leased through July 2017 and are certified as meeting the requirements of ISO 9000: 2000 and EN 13485 through July 1, 2009, and we expect to renew this certification by the second quarter of 2009 for an additional three-year period. We are currently required to demonstrate and maintain compliance with the QSR, which is complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. We assumed full responsibility for manufacturing VITAGEL in 2006 and CELLPAKER in 2007 after receiving the requisite approvals from the FDA. There can be no assurance that we will be able to comply with FDA requirements to continue to manufacture VITOSS, VITAGEL, CORTOSS or CELLPAKER, which could result in delay or inability to manufacture and sell the products. We believe our existing manufacturing facilities have the capacity to meet our commercial needs through at least 2012 and plan to transition processing of collagen for VITAGEL in-house after completion of renovations and obtaining regulatory approval for such processing facility, which we do not expect to occur before 2010. If we do not receive regulatory approval for our collagen processing facility in 2010 or earlier, we may not be able to manufacture VITAGEL to adequately meet commercial demand, if at all.

Our third-party manufacturers are also regulated by governmental agencies and are required to be ISO 9001/EN 13485-certified or otherwise meet our quality system requirements. We manufacture CELLPAKER, IMBIBE and ALIQUOT through outside third-party contract manufacturers. Our VITOSS is converted to VITOSS FOAM and VITOSS Bioactive FOAM by Kensey, and we purchase VITASURE finished product from Medafor, which uses third party manufacturers to make the product.

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

Our ability to manufacture VITOSS, VITAGEL and CORTOSS and to have VITOSS FOAM and VITOSS Bioactive FOAM manufactured by and for us is dependent on a limited number of specialty suppliers of certain raw materials. We have several single-source suppliers for raw materials used in our products. The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would have a material adverse effect on our ability to manufacture these products. Although we believe that we maintain good relationships with our suppliers, we cannot assure that such supplies and services will continue to be available with respect to our current and future commercialized products.

Allergan, our former supplier of processed collagen for VITAGEL, notified us in 2007 of its intention to shut down its collagen-processing facility and cease supplying us with this collagen raw material under our then-existing supply agreement. In November 2007, we entered into a new supply and license agreement under which Allergan agreed to sell us additional lots of processed collagen in 2008 before its facility closed. We received this strategic collagen reserve supply in September 2008 and we believe it will be sufficient to meet our needs for VITAGEL into the second half of 2010. Our acquisition of the strategic collagen reserve and plan to manufacture additional VITAGEL inventory reserve from this collagen may result in excess inventory. If we cannot successfully sell the VITAGEL inventory, we may be required to write off any expired inventory that remains unsold. Conversely, if our collagen inventory is insufficient or inadequate to support demand for VITAGEL, our sales could be adversely affected.

In addition, we are renovating sites we currently lease to establish a facility to process collagen raw materials that we plan to obtain after exhausting the strategic processed collagen reserve acquired from Allergan. We are in the process of negotiating supply agreements for collagen raw materials for VITAGEL. The occurrence of any of the following could have a material adverse effect on our ability to manufacture and sell VITAGEL and CELLPAKER, which is approved for use only in conjunction with VITAGEL:

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

We are dependent upon Kensey and other third party manufacturers for the supply of certain products. Approximately 63% of our product sales during 2008 were from products based upon our VITOSS FOAM platform co-developed with Kensey, including VITOSS Bioactive FOAM. Our VITOSS is converted to VITOSS FOAM and VITOSS Bioactive FOAM by Kensey, our development partner. We also manufacture certain delivery accessory products through third party specialty suppliers. There is no assurance that these manufacturers will continue to supply our requirements. If they fail to do so, we cannot guarantee that we will be able to engage another supplier for these products on a timely basis and on acceptable terms. A delay in our ability to obtain adequate supplies of these products may negatively impact our product sales.

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

United States

Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. To date, we have received 510(k) clearance from the FDA to market our VITOSS, VITOSS FOAM, VITOSS Bioactive FOAM and IMBIBE labels. We have a 510(k) application for the use of CORTOSS in vertebral augmentation pending before the FDA. We cannot guarantee if or when we will obtain FDA clearance to market CORTOSS for the designated use.

We market VITOSS, VITAGEL, CELLPAKER, IMBIBE and VITASURE in the U.S., and we market VITOSS, CORTOSS, ALIQUOT, VITAGEL, CELLPAKER and VITASURE outside the U.S. We manufacture VITOSS, VITAGEL, CELLPAKER and CORTOSS in the U.S, and we manufacture IMBIBE and ALIQUOT in the U.S. through outside third-party contract manufacturers. In addition, under our agreement with Kensey, Kensey has the exclusive right to manufacture any approved or cleared jointly developed products under the agreement. This right extends until February 2014 for the VITOSS FOAM product platform and at least until 2024 for the VITOSS Bioactive FOAM product platform. We purchase VITASURE from Medafor, which utilizes third-party manufacturers to produce this product. Under our distribution agreement with Medafor, Medafor is responsible for maintaining regulatory approval and ensuring compliance with manufacturing requirements for VITASURE.

VITOSS, VITAGEL and VITASURE, as well as any other products that we manufacture or distribute following their approval or clearance by the FDA, will be subject to extensive regulation by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may impose severe limitations on the use of the product. Moreover, modifications to the approved or cleared product may require the submission of a new 510(k) notification or premarket approval application or premarket application supplement. We or our partners may not be successful in obtaining approval to market the modified product in a timely manner, if at all. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

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

European Union and Other International Markets

General. International sales of medical devices are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our products in markets outside the United States will be subject to regulatory approvals or clearances in those jurisdictions. The regulatory review process varies from country to country. Many countries also impose product standards, packaging, labeling and language requirements and import restrictions on medical devices. In addition, the EU and each country outside of the EU has its own tariff regulations, duties and tax requirements. The approval or clearance by foreign government authorities is uncertain and can be expensive. Our ability to market our products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

Requirement of CE Certification in the European Union. To market a product in the European Union, we must be entitled to affix a CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE mark, preceded by the relevant certification process, enables us to market a product in all of the countries of the European Union, as well as in other countries, such as Switzerland and Turkey, that have mutual recognition agreements with the EU or have adopted the European Union’s regulatory standards. To date, we have received CE Mark approval for the use of VITOSS as a bone void filler, for the use of CORTOSS in screw augmentation and vertebral augmentation procedures, for VITAGEL as a surgical hemostat and for certain delivery accessories for VITOSS, CORTOSS and VITAGEL. There can be no assurance that we will receive CE Mark approval for CORTOSS for any other indications for use or that we will receive CE Mark approval for other products. VITASURE has CE Mark approval for use as a surgical hemostat.

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

Extensive research efforts and rapid technological change characterize the market for products in the orthopedic and biomaterials markets. We anticipate that we will face intense competition from medical device, medical products and pharmaceutical companies. There are many products that are competitive to our VITOSS platform products. For instance, the use of bone morphogenic proteins, or BMPs, in orthopedic surgery has increased significantly in the past five years and competitive stem cell products have recently entered the market, a trend we expect to continue. The spinal bone grafting market also saw the introduction of lumbar total disk replacement (TDR) devices in 2004 and cervical TDR devices in 2007 as treatment alternatives for degenerative disc disease designed to preserve the motion of the vertebrae of the spine. With respect to CORTOSS, several PMMA bone cements have received 510(k) clearance since 2004 for vertebral augmentation of VCFs. Further, recombinant human thrombin was approved by the FDA in 2008 and may be positioned as a better alternative to bovine-derived collagen, a raw material in our VITAGEL product. Our products could be rendered uncompetitive or obsolete by these and other competitors’ new technologies. We may be unable to respond to technological advances by others through the development and introduction of new products or the modification of existing products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. These competitors may be in the process of seeking FDA or other regulatory approvals or clearances, or patent protection, for competitive products. Our competitors could, therefore, commercialize competing products in advance of our products. They may also enjoy substantial advantages over us in terms of:

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

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and false claims laws. Violations of these laws are punishable by criminal, civil, and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and veterans’ health programs. Although we seek to structure our business practices to be in compliance with applicable requirements, these laws are broadly written and broadly interpreted, and it is often difficult to determine precisely how these laws will be applied in specific circumstances.

Health care fraud and abuse regulations are complex, and even minor, inadvertent irregularities can potentially give rise to claims that the law has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. Any state or federal review of us, regardless of the outcome, could be costly and time consuming.

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

We may acquire technologies, products or businesses in the future, and these acquisitions could result in disruption of our business, increased costs and dilution to our shareholders.

An acquisition of assets, products or another business entails risks, uncertainties and potential disruptions to our business, and could divert management attention. We also could fail to assimilate the acquired business or company, which could lead to higher operating expenses. In addition, certain acquired technology could require significant additional development work and efforts to obtain regulatory clearance or approval, which could cause us to incur significant expense or to expend significant amounts of cash. Further, any acquired product may not provide the intended complementary fit with our existing product portfolio. Our shareholders could also be diluted if we issue shares of our stock to acquire another company, business or technology.

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

•

In addition, U.S. unemployment levels have been increasing. If patients become unemployed and lose health insurance previously obtained through their employers’ plans, we could see a decrease in elective surgeries that use our products, which would adversely affect our sales and could result in excess inventory.

RISKS RELATED TO OUR FINANCIAL RESULTS AND FINANCING

If our losses continue in the long term, they could limit our growth in the orthopedic industry and jeopardize our viability.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our securities. In November and December 2006, we raised approximately $26,600,000 in net proceeds from the sale of 8,819,128 shares of our common stock to institutional investors. In July 2007, we sold 12,317,066 shares of our common stock for net proceeds of approximately $32,200,000. In addition, in July 2007, we entered into a senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc., under which we have issued $35,000,000 of our 10% senior secured notes due July 30, 2012. We believe our existing cash, cash equivalents, and short-term investments of $32,290,503 as of December 31, 2008 will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. To date, we have not been profitable. We have incurred substantial operating losses since our inception and at December 31, 2008, had an accumulated deficit of $176,672,323. These losses have resulted principally from:

•	the development and patenting of our technologies;

•	pre-clinical and clinical studies;

•	preparation of submissions to the FDA and foreign regulatory bodies;

•	the development of manufacturing, sales and marketing capabilities; and

•	the repurchase of a revenue interest from Royalty Securitization Trust I in July 2007.

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

On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We initially issued $25,000,000 principal amount of our 10% senior secured notes under the facility and used most of the proceeds to repurchase a revenue interest obligation. On July 31, 2008 we issued an additional $10,000,000 principal amount of notes under the facility primarily to fund our acquisition of the collagen raw material, equipment and technology license from Allergan. Under our senior secured note purchase facility, we currently have the option through January 30, 2010 to issue up to an additional $10,000,000 aggregate principal amount of 10% senior secured notes due July 30, 2012 to fund working capital and other general business purposes, including product acquisitions, sales force expansion and product development, if certain conditions are met. In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share, of which warrants to purchase 1,099,707 shares are currently exercisable. The unexercisable warrants become exercisable ratably upon future issuances of the 10% senior secured notes under the facility. If we borrow additional funds under our senior secured note purchase facility, our debt service obligation would increase and some or all of the currently unexercisable warrants would vest. As of December 31, 2008, we had $10,000,000 available for additional borrowing under the facility. However, in September 2008, Lehman Brothers Holding Inc., an affiliate of LB I Group, filed for bankruptcy relief under Chapter 11 of Title 11 in the U.S. Bankruptcy Court. Accordingly, as an affiliate of Lehman Brothers Holding Inc., LB I Group may not be able to advance any additional funds under the debt facility.

Borrowings under the facility are guaranteed by us and one of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to CORTOSS and ALIQUOT. We are required to make quarterly interest only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, provided that interest would accrue at 12% per year during the continuance of any event of default and would be payable on demand. Based on the amount outstanding under the facility as of December 31, 2008, we will incur quarterly interest expense of $875,000 during 2009. The unpaid principal amount under the notes and accrued interest and all other obligations would become due and payable immediately if we are insolvent, are in bankruptcy proceedings or have a custodian or receiver appointed for any substantial part of our property. If an event of default not described in the preceding sentence occurs and is continuing (including a change of control of the Company), then the holders of at least two-thirds in principal amount of notes then outstanding may declare the unpaid principal amount of the notes, accrued interest and all other obligations due and payable immediately. In addition, if the notes become due and payable, whether automatically or by declaration, by reason of any of the following events of default, then we must pay a prepayment premium of up to 16% of the outstanding principal balance of the notes then outstanding, depending on the timing of the prepayment:

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

Under the facility, we must comply with various financial and non-financial covenants. For example, we are required to maintain a minimum cash balance equal to at least 25% of the then outstanding principal amount under the notes in a separate account that is pledged as collateral for the loan. As of December 31, 2008, we must maintain a minimum cash balance of $8,750,000. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions, make investments and pay dividends.

As of December 31, 2008, we had $35,000,000 outstanding under the facility, had accrued approximately $875,000 in interest thereon, and were in compliance with all covenants under the facility. Based on our current operating plans, we expect to be in compliance with the covenants under the facility within the next twelve months from the date of filing of this report. However, if we default under the facility and cannot repay amounts then due, the note holders could foreclose on the pledged assets, we could be forced into bankruptcy and we could be otherwise harmed.

We may seek to obtain additional funds through additional borrowings, other debt financings, or strategic alliances with third parties either alone or in combination with equity or debt financing investments, which could adversely affect our financial condition and cause dilution to our existing shareholders.

There are factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds including, without limitation:

•	delays in the timing of receipt of required regulatory approvals or clearances to make or sell products;

•	unforeseen difficulties in operating an effective direct sales and distribution network;

•	unanticipated expenditures in research and product development or manufacturing activities;

•	delayed, insufficient or lack of market acceptance of our products;

•	unforeseen developments during our pre-clinical and clinical trials;

•	unanticipated expenditures in the acquisition, enforcement and defense of intellectual property rights;

•	unforeseen changes in healthcare reimbursement for procedures using our products;

•	inability to increase sales of our approved or cleared products;

•	inability to train a sufficient number of surgeons to create demand for our products;

•	lack of financial resources to adequately support our operations;

•	difficulties in maintaining commercial scale manufacturing capacity and capability;

•	unforeseen problems with our third-party manufacturers and service providers or with our specialty suppliers of certain raw materials;

•	unanticipated difficulties in operating in international markets;

•	the need to respond to technological changes and increased competition;

•	unforeseen problems in attracting and retaining qualified personnel to market our products;

•	enactment of new legislation or administrative regulation or changes in the regulatory climate affecting our products or the markets in which we compete;

•	the application to our business of new court decisions and regulatory interpretations;

•	claims that might be brought in excess of our insurance coverage;

•	any imposition of penalties for failure to comply with regulatory guidelines; or

•	management’s perception that uncertainties relating to these factors may be increasing.

In addition, we may seek to expand our operations and product line through acquisitions or joint ventures. Any such acquisitions or joint ventures may increase our capital requirements.

We cannot be certain that funding will be available on terms acceptable to us, if at all, particularly in light of current economic conditions. Any public or private financings may involve issuances of debt or common stock or other classes of our equity, which could further dilute existing shareholders’ percentage ownership. If we are unable to obtain funding to support operations, we may be forced to curtail our operations or be unable to develop products.

We are required annually, or on an interim basis as needed, to review the carrying value of our intangible assets for impairment. If sales of our VITAGEL product decline because of, for example, competition or an inability to manufacture sufficient supply of product, the intangible asset value of any declining product could become impaired.

As of December 31, 2008, we had approximately $12,354,000 of license and technology intangible assets, net of accumulated amortization, consisting of (i) $7,299,000 for our prepayment in December 2006 of the profit-sharing license royalties on VITAGEL and CELLPAKER and (ii) $5,055,000 recorded for the value of the collagen-processing technology license acquired from Allergan in the third quarter of 2008. If a change in circumstances causes us to lower our future sales forecast for VITAGEL, we may be required to write off a portion or all of the net book value of the intangible assets associated with that product. Intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset against the estimated undiscounted future cash flows expected to be generated by this asset. If the sum of the expected future net cash flows are less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. An impairment charge to our net intangible assets, depending on the size, could result in a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND LITIGATION

Our business will be damaged if we are unable to protect our proprietary rights to our products, and we may be subject to intellectual property infringement claims by others.

We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these measures afford only limited protection and may not adequately protect our rights. For example, our patents may be challenged, invalidated or circumvented by third parties. As of February 20, 2009, we own or control 20 issued U.S. patents and 19 pending patent applications in the U.S., and counterparts of certain of these patents and pending patent applications worldwide, including Canada, Europe, Mexico and Japan. There can be no assurance that patents will issue from any of the pending patent applications. Moreover, we cannot be certain that we were the first creator of inventions covered by pending patent applications or we were the first to file patent applications for the relevant inventions for the following reasons:

•	patent applications filed prior to December 2000 in the U.S. are maintained in secrecy until issued;

•	patent applications filed after November 2000 in the U.S. are maintained in secrecy until eighteen months from the date of filing; and

•	the publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries.

If we do receive a patent, it may not be broad enough to protect our proprietary position in the technology or to be commercially useful to us. In addition, if we lose certain key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Even if our intellectual property rights are adequately protected, litigation or other proceedings may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and divert management attention. If our intellectual property is not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and compete more directly with us, which could damage our business.

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

We distribute VITASURE, which we purchase from Medafor and is manufactured by third parties on behalf of Medafor. Medafor and these third parties have patents, licenses, and proprietary technologies related to VITASURE. We cannot be certain that no one will challenge the validity or enforceability of any patent that they own. We cannot be certain that if anyone does make such a challenge, that these third parties will be able to successfully defend that challenge, with or without our assistance. In addition, others may infringe these third parties’ patents or use their proprietary rights inappropriately. If others infringe patents owned or licensed by these third parties and related to VITASURE, we may choose to assist in bringing an infringement action and may incur substantial costs in any efforts to uphold the validity and prevent infringement of a patent or to protect proprietary technologies and methods. Furthermore, we cannot be certain that competitors will not independently develop similar technologies, duplicate technologies, design around the patented aspects of such technologies, or attempt to duplicate their proprietary technologies that have no patent protection. In addition, we cannot be sure that these third parties’ technologies will not infringe patents or other rights owned by others.

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

RISKS RELATED TO INVESTING IN OUR STOCK AND EQUITY MARKETS

Our stock price may be volatile for many reasons, including fluctuations in our results of operations due to factors out of our control.

The market price of our common stock may fluctuate substantially, which could adversely affect the value of an investment in our common stock or shareholders’ ability to sell our shares. Our stock price may fluctuate due to fluctuations in our results of operations or for other reasons. Future levels of our product sales and the timing of regulatory clearances and product introductions are difficult to predict, and product sales to date may not be indicative of future sales levels. We currently sell VITAGEL and CELLPAKER under a license agreement, the termination of which would have a material adverse effect on our sales revenues. Our results of operations may fluctuate significantly in the future as a result of a number of additional factors, many of which are outside of our control. These factors include, but are not limited to:

•	the timing of governmental approvals or clearances for our products and our competitors’ products;

•	the timing of product introductions by us or our competitors;

•	unanticipated events associated with clinical and pre-clinical trials of our products;

•	the medical community’s acceptance of our products;

•	issues in establishing adequate commercial-scale manufacturing capabilities;

•	disruptions with the manufacturing of our products, including with respect to our third-party manufacturers and suppliers of raw materials;

•	difficulties in establishing and expanding our sales and distribution channels;

•	the mix of our products as profit margins differ between our products;

•	product recalls;

•	the timing in obtaining adequate third-party reimbursement of our products;

•	the success of competitive products;

•	our ability to enter into strategic alliances with other companies;

•	expenses associated with development and protection of intellectual property matters;

•	events affecting logistics and elective surgery trends;

•	the timing of expenses related to commercialization of new products;

•	competitive disruptions to our sales and distribution channels;

•	fluctuations in sales levels, which may be caused by seasonality of elective surgeries, the timing of orders from hospitals or distributor stocking orders, and other factors;

•	news concerning economic or market conditions in the general economy or within our industry, or the movement of capital into or out of our industry;

•	changes in U.S. or foreign government regulations impacting our industry;

•	the adequate training of a sufficient number of surgeons in the use of our products; and

•	the timing of governmental approvals or clearances for us to manufacture the products we sell.

The results of our operations may fluctuate significantly from quarter to quarter and may not meet expectations of securities analysts and investors. This may also cause our stock price to be volatile.

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

•

sales by existing holders of significant numbers of shares of our stock into the market, including sales by the three institutional investors that, as of December 31, 2008, held approximately one-quarter of our outstanding shares;

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

As of December 31, 2008, we had outstanding options to purchase 6,675,326 shares of our common stock at a weighted average exercise price of $3.55 per share and 341,114 shares underlying restricted share and restricted stock unit grants issued to employees, directors and consultants pursuant to our 2007 Omnibus Equity Compensation Plan, 421,200 performance-based equity awards, and outstanding warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our equity compensation plan. The sale, or the availability for sale, of substantial amounts of common stock by our existing shareholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our headquarters are located at the Great Valley Corporate Center in Malvern, Pennsylvania, which is a suburb of Philadelphia. We lease several buildings within the Great Valley Corporate Center as follows:

Purpose	Approximate Square Feet	Lease Expiration
Executive offices	13,700	July 2017
Manufacturing	24,800	July 2017
Processing facility for VITAGEL collagen(*)	10,700	July 2017
Warehouse, logistics and quality assurance	30,900	July 2017
Offices and research and development laboratories	4,800	July 2017

(*)	Currently under renovation

We believe our existing manufacturing facilities have the capacity to meet our commercial needs through at least 2012. We are also expanding our manufacturing capability for VITAGEL at sites we currently lease (see—MANUFACTURING AND PRODUCT SUPPLY—Raw Materials Supply under Item 1. BUSINESS, above). Based on our current commercial needs and estimated requirements for the possible U.S. launch of CORTOSS, we do not anticipate the need in the foreseeable future for additional capacity for CORTOSS.

We conduct our international sales and marketing activities through administrative office space in Leuven, Belgium, which we have leased through May 2009.

ITEM 3.	LEGAL PROCEEDINGS

Settlement of Lawsuit: As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, Mo-Sci Corporation (“Mo-Sci”) filed a complaint against us on March 4, 2008 in the United States District Court for the Eastern District of Pennsylvania (the “Court”). As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, we asserted counterclaims and third-party claims against Mo-Sci and Dr. Erik Erbe, an individual we believe had served as a consultant to Mo-Sci and who is our former employee. On October 28, 2008, Mo-Sci entered into a settlement agreement with us. Pursuant to the agreement, (i) Mo-Sci has dismissed with prejudice its claims against us, and we have dismissed with prejudice our counterclaims against Mo-Sci, that were filed in the lawsuit; (ii) Mo-Sci reimbursed us for part of the legal fees that we incurred defending the litigation; and (iii) Mo-Sci entered into a supply agreement with us under which it agreed to supply us with certain glass components for our products. We did not make any payment to Mo-Sci to settle the litigation. Our third party claims against Dr. Erbe have not been dismissed.

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

	NASDAQ
	High	Low
2008:
First Quarter	$3.40	$2.21
Second Quarter	2.60	1.99
Third Quarter	3.16	1.96
Fourth Quarter	3.61	2.12

2007:
First Quarter	$3.55	$2.74
Second Quarter	3.13	2.75
Third Quarter	3.35	2.48
Fourth Quarter	3.72	2.88

As of March 6, 2009 there were 220 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders. On March 6, 2009, the last sale price of our common stock as reported by NASDAQ was $2.88 per share. We have never declared or paid cash dividends on shares of our common stock and do not intend to pay any cash dividends in the foreseeable future on shares of our common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected historical consolidated financial data derived from the consolidated financial statements of Orthovita, Inc. and subsidiaries as of and for each of the five years in the period ended December 31, 2008. This data should be read in conjunction with our consolidated financial statements, including notes thereto, and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION,” included in this report.

	Year ended December 31
	2008	2007	2006	2005	2004
Statement of Operations Data:
Product sales	$76,914,983	$58,045,676	$46,828,047	$34,679,298	$24,661,382
Cost of sales	25,928,638	20,543,363	17,782,575	12,651,578	7,758,892

Gross profit	50,986,345	37,502,313	29,045,472	22,027,720	16,902,490
Operating expense	60,169,878	51,080,283	46,005,939	34,955,082	29,439,511

Operating loss	(9,183,533)	(13,577,970)	(16,960,467)	(12,927,362)	(12,537,021)
(Loss) gain on sale of product line and related assets	(71,909)	372,375	—	—	—
Charge for repurchase of revenue interest obligation	—	(16,605,029)	—	—	—
Interest expense, net of interest income	(1,506,584)	(339,519)	(503,172)	(435,979)	(661,003)
Income tax benefit	9,640	267,980	—	—	—

Net loss	$(10,752,386)	$(29,882,163)	$(17,463,639)	$(13,363,341)	$(13,198,024)

Net loss per share, basic and diluted	$(0.14)	$(0.44)	$(0.33)	$(0.28)	$(0.29)

Shares used in computing basic and diluted net loss per share	75,803,566	67,181,349	53,353,539	48,106,705	44,752,353

	As of December 31
	2008	2007	2006	2005	2004
Condensed Balance Sheet Data:
Cash, cash equivalents and short-term investments	$32,290,503	$48,407,888	$28,338,522	$24,665,441	$25,665,096
Accounts receivable, net	10,880,623	8,437,917	8,755,068	6,224,064	4,498,049
Inventories	19,757,268	15,611,769	9,444,483	11,923,351	8,998,361
Property and equipment, net	14,437,926	8,252,394	5,294,880	5,031,659	4,606,287
License and technology intangible assets, net	12,353,783	8,149,608	9,000,000	—	—
Long-term investments	—	—	—	3,006,780	3,039,485
Total assets	91,170,525	90,217,138	62,215,311	52,336,029	48,011,961
Current liabilities	11,410,382	11,281,583	8,164,375	9,122,692	5,662,799
Notes payable, net of debt discount	33,808,606	23,895,376	1,338,073	1,403,282	459,783
Long-term liabilities	309,852	510,762	9,451,341	7,434,399	7,365,497
Total shareholders’ equity	$45,641,685	$54,529,417	$43,261,522	$34,375,656	$34,523,882

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-K may turn out to be incorrect. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, regulatory approval, demand and market acceptance of our products; the amount of data that the FDA will require for our CORTOSS® 510(k) application and whether any data will be sufficient to support approval; the cost to expand our manufacturing and operating facilities; the development of our sales network; capital expenditures; future liquidity; uses of cash; the achievement of product development goals and the amount and timing of related milestone and other payments; sales product mix and related margins; our ability to manage our manufacturing facilities and requirements; cost and availability of raw materials; inventory levels; development costs for existing and new products; equity compensation expense; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “RISK FACTORS” in this report.

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

OVERVIEW

Product sales for 2008 increased 33% to $76,914,983 from $58,045,676 in 2007. Increased product sales principally reflect increased sales of our VITOSS® FOAM (including sales of VITOSS Bioactive FOAM products introduced in 2008) and VITAGEL® products in the United States. Nevertheless, we anticipate our product sales will remain insufficient to support our present operations at expected spending levels. We expect to continue to incur operating losses for the foreseeable future as we plan to continue to expand our sales and marketing activities, pursue research and product development efforts, further develop our manufacturing capabilities and attempt to increase manufacturing efficiencies.

The following discussion summarizes our principal cash commitments at December 31, 2008 and, as of the date of this report, our principal anticipated expenditures: For additional information on commitments and expenditures, see Note 15 to our consolidated financial statements included in this report.

•

Operations. We expect to use cash, cash equivalents and short-term investments to fund our operations until we generate sufficient cash to support our operations. We have contractual commitments to pay approximately $800,000 in rent during 2009 under leases. In addition, we expect to hire additional direct sales representatives to support not only the growth of our existing products, but to plan ahead for the possible clearance and commercial launch of CORTOSS in the United States. While we believe that our investment in our sales force may also support opportunities we may pursue to in-license or distribute additional products, we expect to continue spending for research and development for new products. We also expect to build inventory in 2009 to plan for the possible clearance and launch of CORTOSS in the U.S. and to establish a strategic inventory reserve for VITAGEL.

•	Agreement with Kensey. Approximately 63% of our product sales during 2008 were from products based upon our VITOSS FOAM platform co-developed with Kensey. As of December 31, 2008, we owed Kensey $3,154,552 for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on our consolidated balance sheet as of December 31, 2008 included in this report.

•

Research and development. We expect to incur between approximately $3,000,000 and $4,000,000 in external costs during 2009 for research and development activities. Of this amount, we expect to incur approximately $700,000 in external costs for the CORTOSS 510(k) application that is currently under review by the FDA. The remainder relates to certain payment obligations based on the achievement of certain product development and other milestones in 2009 and beyond. See “CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS—Research and development” below for more information.

•

Debt service obligation. We expect to pay approximately $875,000 in quarterly interest payments during each quarter of 2009 under the $35,000,000 aggregate principal amount of notes issued under our debt facility with LB I Group Inc. See Note 9 to our consolidated financial statements included in this report for additional information.

•

Expansion of manufacturing capacity and other facility renovations. We expect to spend approximately $4,000,000 for plant renovations and equipment during 2009, primarily to further expand our capacity to manufacture VITAGEL. We plan to finance the renovations and equipment through cash on hand.

•	Medafor Agreement. We are required to spend $1,000,000 in the third quarter of 2009 to purchase additional VITASURE product inventory under our distribution agreement with Medafor.

We believe our existing cash, cash equivalents, and short-term investments of $32,290,503 as of December 31, 2008 will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make assumptions, estimates and judgments which affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of our consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results will differ from those estimates. The critical accounting policies addressed below have been reviewed with the Audit Committee of our Board of Directors and reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is not recognized until persuasive evidence of an arrangement exists, performance or delivery has occurred, the sales price is fixed or determinable and collection is probable. In the U.S., product sales revenue is recognized upon either shipment of purchased product to the customer, or receipt of documentation from the customer indicating its consumption of product from consigned inventory. In 2008, for transactions outside the U.S., we modified our shipping terms from FOB destination to FOB shipping point. Accordingly, outside the U.S., 2008 revenue from product sales was primarily recognized upon shipment of our product to our independent stocking distributors. Prior to 2008, we primarily recognized product sales outside the U.S. upon receipt of our product by our independent stocking distributors. We do not allow product returns or exchanges. We have no obligations to our customers once title has been transferred. Both our U.S. customers and our independent stocking distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and payment discounts are not offered.

Allowance for Doubtful Accounts

We maintain an accounts receivable allowance for an estimated amount of losses that may result from a customer’s failure to pay for product purchased. The allowance for doubtful accounts is reviewed quarterly and is estimated based on historical bad debts, customer concentrations, known trends with current customers, and changes in customer payment patterns. If the financial condition of our customers or the overall condition of the healthcare industry were to deteriorate and result in an impairment of our customers’ ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost or market value using the first-in first-out basis, or FIFO. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With the exception of the Texas margin tax credit as described below, management believes it is more likely than not that we will not realize the deferred tax assets in excess of deferred tax liabilities. A valuation allowance is maintained against the net deferred tax assets in excess of the Texas margin tax credit.

In October 2008, the United States Congress enacted the Housing Assistance Act of 2008 (Public Law 100-289), which enabled us to make federal tax election to claim accelerated research tax credits in lieu of bonus depreciation. As a result of Public Law 110-289, we recognized a current income tax benefit of $54,856 in the fourth quarter of 2008.

In 2006, Texas enacted a margin tax which restructured the state business tax by replacing the taxable capital components of the current franchise tax with a new “taxable margin” component. The Texas margin tax was effective for taxable years ended on or after January 1, 2007. As a result of the Texas margin tax, during 2008 and 2007, we recognized current state income tax expense of $45,216 and $35,000, respectively and a deferred state income tax benefit of $296,006 and $302,980, respectively, for the Texas temporary credit on taxable margin. Under the Texas margin tax, we have the right to claim a temporary credit against our Texas margin tax liability over a 20 year period. As a result, we have recorded a deferred tax asset of $296,006 as of December 31, 2008, which is included in Other Assets on our consolidated balance sheet. We have recognized a deferred tax asset related to the Texas tax credit as we believe it will more likely than not to be realized based on projections of future Texas margin tax liabilities. See Note 14 to our consolidated financial statements included in this report for additional information.

Accounting for Stock Options Issued to Employees

We apply SFAS No. 123R, “Share-Based Payment” which requires companies to expense the value of employee stock options and similar awards in our consolidated statements of operations. Compensation expense for awards granted prior to 2006 is being amortized based upon a graded vesting schedule in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Stock-based compensation expense for all stock-based compensation awards granted to employees on and after January 1, 2006 is amortized on a straight-line basis over the requisite service period of the award.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”), addresses the accounting of and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of such as property, equipment, and intangibles. In accordance with SFAS No. 144, we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

We did not recognize any impairment charges related to property and equipment or intangible assets subject to amortization during 2008, 2007 or 2006 as their carrying amounts were not impaired.

Research & Development Costs

In accordance with SFAS No. 2 “Accounting for Research and Development Costs”, we expense all research and development expenses as incurred.

Fair Value Measurements

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

Our short-term investments are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical or comparable assets (Level 1).

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS No. 160”), SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any impact on our consolidated financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds we received from sales of our common stock and other debt and equity securities. At December 31, 2008, we had cash, cash equivalents and short-term investments of $32,290,503.

Discussion of Cash Flows

Cash Flows Used in Operating Activities

Net cash used in operating activities in 2008 was $14,210,656, compared to $14,173,620 used in operating activities in 2007. Our operating cash outflows for 2008 primarily were used to fund our operations and include $3,186,797 to fund increases in inventories, as well as funding our growing product sales. In addition, increases in accounts receivable of $2,577,916 and decreases in accounts payable and other accrued expenses of $1,829,826 were a use of operating cash flows in 2008.

We expect to continue to focus our efforts on sales growth under our VITOSS, VITAGEL, and VITASURE product platforms in 2009. We launched Bioactive VITOSS FOAM and VITASURE in 2008. We may continue to add direct sales representatives to our organization for those territories in the U.S. where either we do not currently have independent distributor coverage or the territory is underserved in an effort to increase sales of our VITOSS and VITAGEL product lines and to plan ahead for the possible clearance of CORTOSS in the United States. Also, we intend to fund studies to collect and publish post-clinical data relating to the performance of VITOSS to support our marketing and sales efforts.

We expect to continue to use cash, cash equivalents and short-term investment proceeds to fund our operations until we are profitable. We anticipate that our product sales for the foreseeable future will remain insufficient to support our present operations at expected spending levels. As a result, we expect to continue to incur operating losses for the foreseeable future as we continue to expand our sales and marketing activities, pursue product development efforts and further develop our manufacturing capabilities.

We expect to use between approximately $3,000,000 and $4,000,000 of cash in 2009 for external research and development activities. Of this amount, we expect to incur approximately $700,000 in external costs for the CORTOSS 510(k) application that is currently under review by the FDA. The remainder represents certain payment obligations based on the achievement of specified product development and other milestones in 2009 and beyond. See “CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS—Research and development” below for more information. The overall level of our research and development expense in future periods will depend upon the development status and cost of products currently in our pipeline and any new products that we may determine to pursue in the future. We also expect to incur additional expenses to support the U.S. launch of CORTOSS if it receives FDA clearance.

Our operating cash requirements are dependent heavily upon: (i) the timing of receipt of regulatory clearance for new products, (ii) the rates at which we add new direct sales representatives and our field sales network generates sales, (iii) our product sales mix as relative increases in sales of our lower margin products result in lower gross profit, which tends to increase our cash needs, (iv) the amount of inventory, including raw materials and work-in-process, that we maintain to support product sales, anticipated product sales and anticipated product launches, and (v) the timing of subsequent product launches and market acceptance of our new products. Accordingly, for the foreseeable future, our operating cash requirements will continue to be subject to quarterly volatility.

We are required to use cash, cash equivalents and short-term investments to purchase and pay for $1,000,000 of VITASURE product in the third quarter of 2009 in accordance with our distribution agreement with Medafor. We launched VITASURE in 2008.

Cash Flows Provided by (Used In) Investing Activities

Net cash provided by investing activities was $2,720,246 for 2008 compared to net cash used in investing activities of $27,557,306 for 2007. The increase in cash provided by investing activities in 2008 primarily reflects the proceeds from the sale and maturity of investments of $55,674,156, partially offset by the purchases of new investments of $40,749,867. In addition, we spent $5,852,043 in 2008 to purchase equipment and leasehold improvements to support further expansion of our product development and manufacturing capabilities for VITAGEL and VITOSS, as compared to $2,605,825 spent in 2007 for equipment and leasehold improvements. Additionally, we spent $6,552,000 in 2008 for the acquisition of collagen raw materials, equipment, and technology from Allergan for the manufacture of VITAGEL. The cash used in investing activities in 2007 primarily reflects the proceeds from the sale and maturity of investments of $35,640,156, offset by the purchase of new investments of $61,050,117. In addition, we spent $2,605,825 in 2007 to purchase equipment and leasehold improvements to support further expansion of our product development and manufacturing capabilities for VITAGEL and VITOSS.

We invest our excess cash in highly liquid investment-grade marketable securities, including corporate debt securities and government-sponsored enterprise debt securities. Marketable securities having maturities greater than three months and less than one year are classified as short-term investments.

Cash, cash equivalents and investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
December 31, 2008:
Cash and cash equivalents	$8,518,118	$—	$—	$8,518,118
Short-Term Investments:
Corporate debt securities	9,636,225	39,475	(7,765)	9,667,935
Government-sponsored enterprise debt	13,987,055	117,395	—	14,104,450

	23,623,280	156,870	(7,765)	23,772,385

Total	$32,141,398	$156,870	$(7,765)	$32,290,503

Percentage of total assets				35.4%

December 31, 2007:
Cash and cash equivalents	$10,185,775	$—	$—	$10,185,775
Short-Term Investments:
Corporate debt securities	25,357,929	41,367	(7,677)	25,391,619
Asset-backed securities	8,816,085	14,409	—	8,830,494
Auction rate securities	4,000,000	—	—	4,000,000

	38,174,014	55,776	$(7,677)	38,222,113

Total	$48,359,789	$55,776	$(7,677)	$48,407,888

Percentage of total assets				53.7%

We expect to spend approximately $4,000,000 in 2009 primarily to expand our manufacturing facility for VITAGEL, as well as for leasehold improvements and capital equipment. We plan to finance the expansion, renovations and equipment through cash on hand.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for 2008 was $10,196,900 compared to $35,454,219 for 2007. The decrease of $25,257,319 for 2008 reflects primarily our 2007 issuance and sale of an aggregate of 12,317,066 shares of our common stock at $2.64 per share to raise aggregate net proceeds of $32,153,762, partially offset by cash provided by financing activities in 2008 primarily from the $10,000,000 in proceeds from additional amounts borrowed under our debt facility with LB I Group (see Note 9 to our consolidated financial statements included in this report). In addition, in 2007 we issued notes and warrants under our debt facility with LB I Group for proceeds of $25,000,000 and used the majority of these proceeds to pay Royalty Trust the $20,000,000 cash portion of the revenue interest obligation repurchase price (see Note 8 to our consolidated financial statements included in this report). We have used, and intend to continue using, the net proceeds from our note issuance in 2008 to expand our manufacturing capabilities.

We do not expect sales to generate cash flows in excess of operating expenses for the foreseeable future. Until we achieve sales levels to enable us to fund operating expenses, we expect to continue to use cash, cash equivalents and short-term investment proceeds to fund operating and investing activities. As of December 31, 2008, we had cash, cash equivalents and short-term investments of $32,290,503, and we had $10,000,000 available for additional borrowing under our debt facility with LB I Group Inc. However, in September 2008, Lehman Brothers Holding Inc., an affiliate of LB I Group, filed for bankruptcy relief under Chapter 11 of

Title 11 in the U.S. Bankruptcy Code. Accordingly, as an affiliate of Lehman Brothers Holding Inc., LB I Group may not be able, or may be unwilling, to advance any additional funds under the debt facility. We believe our existing cash, cash equivalents and investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future. The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon future trading prices for our common stock and the expiration dates of these instruments.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Notes Payable. On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility, to which we refer as our “debt facility” or “facility” with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We issued a $25,000,000 principal amount of notes under the facility on July 30, 2007 and used most of the proceeds to repurchase a revenue interest obligation. On July 31, 2008, we issued an additional $10,000,000 principal amount of notes under the facility. We applied the proceeds of this note toward payment of (i) the $6,552,000 purchase price for the collagen raw material, equipment and technology license acquired under our supply and license agreement with Allergan during the third quarter of 2008; and (ii) costs to expand our manufacturing capacity for VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER.

Borrowings under the facility are guaranteed by us and one of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to CORTOSS and ALIQUOT. We are required to make quarterly interest only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, except that during the continuance of any event of defaults, interest would accrue at the rate of 12% per year and the notes be payable on demand. As of December 31, 2008, we expect to incur quarterly interest expense of $875,000 under our debt facility during 2009.

Leases. We lease facilities under non-cancelable operating leases. During 2008, we extended the termination date of all of our facility leases to July 31, 2017.

Expansion of manufacturing capacity and other facility renovations. As of December 31, 2008, we have approximately $1,400,000 in commitments outstanding for plant expansion and equipment to increase our capacity at sites we currently lease to manufacture VITAGEL.

Our contractual obligations under our notes and leases, as well as our commitments for manufacturing expansion, are set forth in the table below:

	Leases	Manufacturing Expansion	Notes Payable Obligations	Total
2009	$807,875	$1,400,000	$—	$2,207,875
2010	833,963	—	—	833,963
2011	860,065	—	—	860,065
2012	896,755	—	35,000,000	35,896,755
2013 and thereafter	4,320,307	—	—	4,320,307

	$7,718,965	$1,400,000	$35,000,000	$44,118,965

In addition to the contractual obligations and commitments set forth above, we have the following contractual obligations:

Research and development. In connection with the development of new products with business partners, we may contractually agree to make milestone payments upon achievement of specified developmental goals. The timing and actual amount of these payments can be difficult to determine as they depend upon satisfactory achievement of product development and other milestones, which will be determined based on events that may occur in the future. As of the date of the filing of this report, we have paid approximately $1,200,000 in 2009 for non-recurring license fees and product development milestones pursuant to contractual obligations that we incurred in 2009. Additional milestone payments may become due as early as 2009 if certain other milestones are met during the year. We expect to incur between $1,000,000 and $2,000,000 for milestone payments during 2009 in addition to those already paid for research and development activities. In addition, if products under development are brought to market, we may be obligated to make certain launch-related milestone payments of up to $1,000,000, as well as additional payments which may be made depending upon the potential achievement of sales milestones in future periods.

Agreement with Medafor. In April 2008, we obtained certain non-exclusive rights in the United States and in certain limited territories outside of the United States to distribute VITASURE pursuant to an agreement with Medafor. Under the agreement, if certain conditions are met, we are required to purchase and pay for at least $1,000,000 of additional VITASURE product from Medafor in the third quarter of 2009.

Agreement with Kensey Nash Corporation. See above discussion under “OVERVIEW,” above.

RESULTS OF OPERATION

This section should be read in conjunction with the detailed discussion under “Liquidity and Capital Resources.” As noted above, we expect to continue to incur operating losses in the future as we continue our product development efforts.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Product Sales. Product sales for 2008 increased 33% to $76,914,983 as compared to $58,045,676 for 2007. Sales growth in 2008 was primarily attributable to increased sales of VITOSS FOAM and VITAGEL product portfolios in the United States. Approximately 63% and 60% of our product sales during 2008 and 2007, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 15 to our consolidated financial statements included in this report for additional information). VITAGEL contributed approximately 24% of our product sales during 2008, as compared to approximately 21% of our product sales during 2007.

For 2008 and 2007, 94% and 93% of product sales, respectively, were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBE. The remaining sales during 2008 and 2007 were a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. Gross profit for 2008 and 2007 was $50,986,345 and $37,502,313, respectively. As a percentage of sales, gross profit was 66% for 2008, as compared to 65% for 2007. The increase in the gross margin for 2008, as compared to 2007, primarily reflects more favorable product mix and lower VITAGEL royalty expense as a percentage of product sales. Our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for 2008 and 2007 were $60,169,878 and $51,080,283, respectively, which represents an 18% increase from 2007 to 2008 as compared to a 33% increase in product sales and a 36% increase in gross profit from 2007 to 2008. Operating expenses for 2008 and 2007 included non-cash compensation expense of $1,271,514 and $1,220,217, respectively, related to stock options, restricted stock grants and restricted stock units awarded to employees and non-employee directors. Operating expenses were 78% and 88% of product sales for 2008 and 2007, respectively.

General and administrative expenses for 2008 remained relatively constant at $10,753,166, as compared to $10,700,612 for 2007. General and administrative expenses for 2008 included non-cash employee compensation expense of $583,492, as compared to $832,118 for the year 2007, relating to stock options, restricted stock grants and restricted stock units awarded to employees and non-employee directors. General and administrative expenses were 14% and 18% of product sales for 2008 and 2007, respectively.

Selling and marketing expenses were $42,705,540 in 2008, a 26% increase from $33,944,777 in 2007. Selling and marketing expenses increased in 2008 primarily due to higher expenses incurred in order to support the growth, and anticipated growth of U.S product sales, and higher commissions paid in the U.S. as a result of increased product sales in 2008. Our field sales team increased from 98 employees at December 31, 2007, of which 83 were direct sales representatives, to 103 employees at December 31, 2008, of which 87 were direct sales representatives. Selling and marketing expenses for 2008 include non-cash employee compensation expense of $463,398 relating to stock options and restricted stock units awarded to employees. Selling and marketing expenses for 2007 included non-cash employee compensation expense of $306,959 and a non-cash adjustment of $355,343 relating to the change in fair value for our fully-vested non-employee consultant stock options then outstanding. Selling and marketing expenses were 56% and 58% of product sales for 2008 and 2007, respectively.

Research and development expenses increased 4% to $6,711,172 in 2008 from $6,434,894 for 2007. The increase for 2008 was primarily due to higher costs associated with our CORTOSS product development and U.S. clinical trials. Research and development expenses for 2008 included non-cash employee compensation expense of $183,041, as compared to $29,021 for 2007, relating to stock options and restricted stock units awarded to employees. Research and development expenses were 9% and 11% of product sales for 2008 and 2007, respectively.

Net other expense. Net other expense included interest income, interest expense, gain or loss on asset disposals, a one-time charge for the revenue interest obligation repurchase, revenue interest expense and an income tax benefit. We recorded $1,568,853 and $16,304,193 of net other expense for 2008 and 2007, respectively. The decrease in net other expense is primarily a result of the one-time charge of $16,605,029 for the revenue interest obligation repurchase in 2007, partially offset by increased interest expense incurred under our debt facility (see Note 8 to our consolidated financial statements included in this report) in 2008. On July 30, 2007, we repurchased the revenue interest obligation from Royalty Trust. As a result, since that date we have not been obligated to pay royalties on our products that had been subject to the revenue interest obligation, including VITOSS and CORTOSS.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Product Sales. Product sales for 2007 increased 24% to $58,045,676 as compared to $46,828,047 for the same period in 2006. Sales growth in 2007 was primarily attributable to increased sales of VITOSS FOAM and VITAGEL product portfolios in the U.S. as we further develop our U.S. field sales network. Approximately 61% and 60% of our product sales during 2007 and 2006, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey Nash Corporation (see Note 13 to our consolidated financial statements included in this report for additional information). VITAGEL, which was launched at the start of 2005, contributed approximately 21% of our product sales during 2007, as compared to approximately 17% of our product sales during 2006.

For 2007 and 2006, 93% of product sales were in the U.S., primarily from sales of VITOSS, VITAGEL and IMBIBE. The remaining sales, during 2007 and 2006, were a result of VITOSS, CORTOSS and ALIQUOT sales outside the U.S., primarily in Europe.

Gross Profit. Gross profit for 2007 and 2006 was $37,502,313 and $29,045,472, respectively. As a percentage of sales, gross profit was 65% for 2007, as compared to 62% for 2006. The increase in the gross margin for 2007 as compared to 2006 primarily reflects improved manufacturing efficiencies and lower VITAGEL royalty expense. Accordingly, our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for 2007 and 2006 were $51,080,283 and $46,005,939, respectively, which represents an 11% increase from 2006 to 2007 as compared to a 24% increase in product sales and a 29% increase in gross profit during the same period. Operating expenses for 2007 and 2006 include executive severance of $662,000 and $0, respectively, and non-cash compensation expense of $1,220,217 and $1,562,825, respectively, related to stock options, restricted stock grants and restricted stock units. In addition, operating expenses for 2007 include a net non-cash charge of $475,770 for non-employee consultant stock options, while 2006 expenses were reduced by a non-cash fair value adjustment of $535,469 for our fully-vested non-employee consultant stock options then outstanding. Operating expenses were 88% and 98% of product sales for 2007 and 2006, respectively.

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

Selling and marketing expenses were $33,944,777 for 2007, a 19% increase from $28,595,431 for 2006. Selling and marketing expenses increased for 2007 primarily due to higher salary and benefit costs incurred by expanding our field sales team in order to support the growth of U.S product sales, as well as higher commissions paid in the U.S. as a result of increased product sales in 2007. Our field sales team increased from 92 employees at December 31, 2006, of which 76 were direct sales representatives, to 98 employees at December 31, 2007, of which 83 were direct sales representatives. Selling and marketing expenses for 2007 include non-cash employee compensation expense of $306,959 relating to stock options and restricted stock units awarded to employees and a non-cash adjustment of $355,343 for our fully-vested non-employee consultant stock options outstanding. Selling and marketing expenses for 2006 included non-cash employee compensation expense of $535,646 relating to stock options and restricted stock units awarded to employees, while expenses were reduced by non-cash fair value adjustments of $499,455 for our fully-vested non-employee consultant stock options outstanding. Selling & marketing expenses were 58% and 61% of product sales for 2007 and 2006, respectively.

Research & development expenses decreased 24% in 2007 to $6,434,894 from $8,471,503 for 2006. The decrease for 2007 was primarily due to lower costs associated with our CORTOSS product development and U.S. clinical trials. Research & development expenses for 2007 included non-cash employee compensation expense of $73,289, as compared to $395,352 for the year 2006, relating to stock options and restricted stock units awarded to employees. Research & development expenses were 11% and 18% of product sales for 2007 and 2006, respectively.

Net other expense. Net other expense included a charge for the revenue interest obligation repurchase, a gain on an asset sale, interest income, interest expense, revenue interest expense and an income tax benefit. We recorded $16,304,193 and $503,172 of net other expense for 2007 and 2006, respectively. The increase in net other expense is primarily a result of the charge for the revenue interest obligation repurchase.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The functional currency for our European branch operation is the Euro. The functional currency for our UK subsidiary operation is the British pound sterling. Accordingly, in accordance with SFAS No. 52, “Foreign Currency Translation,” all assets and liabilities related to this operation are translated at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are accumulated in a separate component of shareholders’ equity (accumulated other comprehensive income). Foreign currency transaction gains and losses, if any, are included in results of operations.

As of December 31, 2008, our total exposure to foreign currency risk in U.S. dollar terms was approximately $2,525,000, or 3%, of our total assets. The potential impact of a hypothetical 10% decline in the Euro foreign exchange rate would result in a total decline in the fair value of our assets of approximately $253,000 at December 31, 2008.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of December 31, 2008 and 2007, our short-term investments consisted of highly liquid investment-grade marketable securities including corporate debt securities and government sponsored enterprise debt. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008 our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008. KPMG LLP’s report on the effectiveness of the Company’s internal control over financial reporting appears below.

Antony Koblish	Albert J. Pavucek, Jr.
Chief Executive Officer	Chief Financial Officer

March 16, 2009

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited Orthovita, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orthovita, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Orthovita, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthovita, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 16, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

Information with respect to the members of the Board of Directors of the Company is set forth under the caption “Election of Directors” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

(b) Identification of Executive Officers

Information with respect to the executive officers of the Company is set forth under the caption “Executive Officers of Orthovita” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

(c) Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to the Section 16(a) compliance of the directors and executive officers of the Company is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

(d) Code of Conduct and Ethics

Information with respect to the Company’s Code of Conduct is set forth under the caption “Governance of the Company-Code of Conduct” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

(e) Audit Committee Financial Expert

Information with respect to the Company’s Audit Committee Financial Expert is set forth under the caption “Governance of the Company-Audit Committee” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth under the caption “Compensation of Executive Officers and Directors” in the Company’s definitive proxy statement, to be filed within 120 days after the end of the year covered by this annual report on Form 10-K, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	8,141,602	$3.53	2,308,903

The information called for by this item not contained in this annual report on Form 10-K will be set forth under the captions “Stock Ownership-Securities Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement, to be filed within 120 days after the end of the year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item not contained in this annual report on Form 10-K will be set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement, to be filed within 120 days after the end of the year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item not contained in this annual report on Form 10-K will be set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement, to be filed within 120 days after the end of the year covered by this annual report on Form 10-K, and is incorporated herein by reference.

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

Date: March 16, 2009	ORTHOVITA, INC.

	By:	/s/ ANTONY KOBLISH
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ANTONY KOBLISH	Chief Executive Officer, President and Director (principal executive officer)	March 16, 2009

/s/ WILLIAM E. TIDMORE, JR.	Chairman	March 16, 2009

/s/ ALBERT J. PAVUCEK, JR.	Chief Financial Officer (principal financial and accounting officer)	March 16, 2009

/s/ R. SCOTT BARRY	Director	March 16, 2009

/s/ MORRIS CHESTON, JR.	Director	March 16, 2009

/s/ MARY E. PAETZOLD	Director	March 16, 2009

/s/ PAUL G. THOMAS	Director	March 16, 2009

/s/ PAUL T. TOUHEY, JR.	Director	March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited the accompanying consolidated balance sheets of Orthovita, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orthovita, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orthovita, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 16, 2009

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,518,118	$10,185,775
Short-term investments	23,772,385	38,222,113
Accounts receivable, net of allowance for doubtful accounts of $252,155 and $217,717, respectively	10,880,623	8,437,917
Inventories	19,757,268	15,611,769
Other current assets	693,889	633,058

Total current assets	63,622,283	73,090,632
Property and equipment, net	14,437,926	8,252,394
License and technology intangible assets, net	12,353,783	8,149,608
Other assets	756,533	724,504

Total assets	$91,170,525	$90,217,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,032,364	$4,151,145
Accrued compensation and related expenses	2,329,157	2,284,191
Other accrued expenses	5,048,861	4,846,247

Total current liabilities	11,410,382	11,281,583

LONG-TERM LIABILITIES:
Notes payable, net of debt discount of $1,191,394 and $1,104,624, respectively	33,808,606	23,895,376
Other long-term liabilities	309,852	510,762

Total long-term liabilities	34,118,458	24,406,138

Total liabilities	45,528,840	35,687,721

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 75,930,352 and 75,683,840 shares issued and outstanding	759,304	756,838
Additional paid-in capital	221,632,493	219,444,149
Accumulated deficit	(176,672,323)	(165,919,937)
Accumulated other comprehensive (loss) income	(77,789)	248,367

Total shareholders’ equity	45,641,685	54,529,417

Total liabilities and shareholders’ equity	$91,170,525	$90,217,138

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2008	2007	2006
PRODUCT SALES	$76,914,983	$58,045,676	$46,828,047
COST OF SALES	25,928,638	20,543,363	17,782,575

GROSS PROFIT	50,986,345	37,502,313	29,045,472

OPERATING EXPENSES:
General and administrative	10,753,166	10,700,612	8,939,005
Selling and marketing	42,705,540	33,944,777	28,595,431
Research and development	6,711,172	6,434,894	8,471,503

Total operating expenses	60,169,878	51,080,283	46,005,939

Operating loss	(9,183,533)	(13,577,970)	(16,960,467)

(LOSS) GAIN ON SALE OF PRODUCT LINE AND RELATED ASSETS	(71,909)	372,375	—
CHARGE FOR REPURCHASE OF REVENUE INTEREST OBLIGATION	—	(16,605,029)	—
INTEREST EXPENSE	(2,776,953)	(1,342,173)	(245,492)
REVENUE INTEREST EXPENSE	—	(756,703)	(1,179,466)
INTEREST INCOME	1,270,369	1,759,357	921,786

LOSS BEFORE INCOME TAX	(10,762,026)	(30,150,143)	(17,463,639)
INCOME TAX BENEFIT	9,640	267,980	—

NET LOSS	$(10,752,386)	$(29,882,163)	$(17,463,639)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.14)	$(0.44)	$(0.33)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	75,803,566	67,181,349	53,353,539

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Compre- hensive Loss	Total
BALANCE, JANUARY 1, 2006	$522,924	$152,255,403	$(80,991)	$(118,574,135)	$252,455	—	$34,375,656
Exercise of Common Stock options to purchase 148,525 shares of Common Stock and 28,061 shares of Common Stock purchased under the Employee Stock Purchase Plan	1,766	562,824	—	—	—	—	564,590
Issuance of 24,192 shares of Common Stock under restricted stock award	242	26,514	—	—	—	—	26,756
Reclassification of deferred compensation	—	(80,991)	80,991	—	—	—	—
Sale of 8,819,128 shares of Common Stock, net	88,191	26,485,301	—	—	—	—	26,573,492
Reclassification of derivative liability associated with non-employee stock options	—	(2,267,086)	—	—	—	—	(2,267,086)
Fair value of non-employee consultant stock options exercised during the year	—	37,213	—	—	—	—	37,213
Compensation expense related to employee stock options	—	1,536,069	—	—	—	—	1,536,069
Comprehensive loss:
Net loss	—	—	—	(17,463,639)	—	(17,463,639)	(17,463,639)
Other comprehensive loss:	—
Unrealized gain on investments	—	—	—	—	27,990	27,990	27,990
Currency translation adjustment	—	—	—	—	(149,519)	(149,519)	(149,519)
Comprehensive loss	—	—	—	—	—	(17,585,168)	—

BALANCE, DECEMBER 31, 2006	$613,123	$178,555,247	$—	$(136,037,774)	$130,926	$—	$43,261,522

Exercise of Common Stock options and warrants to purchase 210,625 shares of Common Stock and 42,394 shares of Common Stock purchased under the Employee Stock Purchase Plan	2,530	722,725	—	—	—	—	725,255
Issuance of 36,204 shares of Common Stock under restricted stock award	362	141,033	—	—	—	—	141,395
Issuance of 3,791 shares of Common Stock for services	38	11,372	—	—	—	—	11,410
Issuance of warrants in connection with LBI note payable		1,206,460	—	—	—	—	1,206,460
Issuance of 12,317,066 shares of Common Stock, net	123,171	32,030,591	—	—	—	—	32,153,762
Issuance of 1,136,364 shares of Common Stock as part of the Paul Capital Royalty Buyout	11,364	3,761,365	—	—	—	—	3,772,729
Issuance of 614,063 shares of Common Stock in exchange for non-employee consultant stock options	6,140	1,936,644	—	—	—	—	1,942,784
Compensation expense related to employee stock options and restricted stock units	110	1,078,712					1,078,822
Comprehensive loss:
Net loss	—	—	—	(29,882,163)	—	(29,882,163)	(29,882,163)
Other comprehensive loss:
Unrealized gain on investments	—	—	—	—	40,913	40,913	40,913
Currency translation adjustment	—	—	—	—	76,528	76,528	76,528
Comprehensive loss	—	—	—	—	—	(29,764,722)	—

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS—(Continued)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Compre- hensive Loss	Total
BALANCE, DECEMBER 31, 2007	$756,838	$219,444,149	$—	$(165,919,937)	$248,367	—	$54,529,417

Exercise of Common Stock options to purchase 5,001 shares of Common Stock and 75,361 shares of Common Stock purchased under the Employee Stock Purchase Plan	804	196,096	—	—	—	—	196,900
Issuance of 28,200 shares of Common Stock under restricted stock award and compensation expense related to restricted stock awards	282	39,840	—	—	—	—	40,122
Issuance of 6,700 shares of Common Stock for services	67	20,904	—	—	—	—	20,971
Issuance of warrants in connection with LBI note payable	—	285,508	—	—	—	—	285,508
Exchange of consultant stock options for 131,250 common stock	1,313	414,604	—	—	—	—	415,917
Compensation expense related to employee stock options and restricted stock units	—	1,231,392	—	—	—	—	1,231,392
Comprehensive loss;
Net loss	—	—	—	(10,752,386)	—	(10,752,386)	(10,752,386)
Other comprehensive loss:
Unrealized gain on investments	—	—	—	—	101,006	101,006	101,006
Currency translation adjustment	—	—	—	—	(427,162)	(427,162)	(427,162)
Comprehensive loss						(11,078,542)

BALANCE DECEMBER 31, 2008	$759,304	$221,632,493	$—	$(176,672,323)	$(77,789)	$—	$45,641,685

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
OPERATING ACTIVITIES:
Net loss	$(10,752,386)	$(29,882,163)	$(17,463,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for repurchase of revenue interest obligation	—	16,605,029	—
Depreciation and amortization of discounts and premiums related to investments	1,339,148	756,609	1,447,320
Amortization of license right and technology intangible assets	994,808	850,392	—
Amortization of debt discount	198,737	101,836	—
Common stock issued for services rendered	20,971	11,410	—
Common stock options and warrants issued for services rendered	—	—	125,359
Compensation related to restricted stock awards, restricted stock units and stock option accounting for employees and non-employees	1,259,609	535,262	1,027,356
Charge related to exchange of non-employee stock options for common stock	170,082	1,160,724	—
Deferred tax benefit	6,974	(267,980)	—
Provision for doubtful accounts	97,195	152,005	86,685
Gain on sale of product line and related assets	—	(372,375)	—
Loss on disposal of property and equipment	71,909	375	—
(Increase) decrease in (net of business acquisition)—
Accounts receivable	(2,577,916)	165,146	(2,617,689)
Inventories	(3,186,797)	(6,228,630)	2,478,868
Prepaid revenue interest expense	—	570,534	40,179
Other current assets	(70,541)	(277,053)	33,881
Other assets	(211,754)	(331,555)	(91,060)
(Decrease) increase in—
Accounts payable	(772,977)	2,393,340	(2,485,916)
Accrued compensation and related expenses	202,301	330,638	542,557
Other accrued expenses	(1,056,849)	(430,567)	847,309
Other long-term liabilities	56,830	(16,597)	(8,831)

Net cash used in operating activities	(14,210,656)	(14,173,620)	(16,037,621)

INVESTING ACTIVITIES:
Purchase of investments	(40,749,867)	(61,050,117)	(17,826,431)
Proceeds from sale and maturity of investments	55,674,156	35,640,156	24,875,000
Prepayment of product royalty	—	—	(9,000,000)
Purchases of property and equipment	(5,852,043)	(2,605,825)	(1,378,271)
Proceeds from sale of product line	—	458,480	—
Proceeds from sale of property and equipment	200,000	—	3,178
Acquisition of business	(6,552,000)	—	—

Net cash provided by (used in) investing activities	2,720,246	(27,557,306)	(3,326,524)

FINANCING ACTIVITIES:
Repayment of notes payable	—	(2,033,176)	(650,289)
Repayments of capital lease obligations	—	(391,622)	(77,594)
Repayment of revenue interest obligation	—	(20,000,000)	—
Proceeds from notes payable	10,000,000	25,000,000	683,950
Proceeds from sales of common stock and warrants, net	—	32,153,762	26,573,492
Proceeds from exercise of common stock options and warrants and common stock purchased under the employee stock purchase plan	196,900	725,255	564,590

Net cash provided by financing activities	10,196,900	35,454,219	27,094,149

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(374,147)	60,103	(162,319)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,667,657)	(6,216,604)	7,567,685

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,185,775	16,402,379	8,834,694

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,518,118	$10,185,775	$16,402,379

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

We are an orthobiologics and biosurgery company which develops and markets novel medical devices. The orthobiologics platform offers products for the fusion, regeneration, and fixation of human bone. The biosurgery platform offers products for controlling intra-operative bleeding, also known as hemostasis. Our current fusion and regeneration products are based on our proprietary VITOSS® Bone Graft Substitute technology and address the non-structural bone graft market with synthetic, bioactive alternatives to patient- and cadaver-derived bone tissue. Our proprietary CORTOSS® Bone Augmentation Material, an injectable, polymer composite which mimics the structural characteristics of human bone, provides the basis for our fixation portfolio. CORTOSS Bone Augmentation Material is approved for certain uses in certain countries outside the U.S. and is under review for regulatory clearance in the U.S. for vertebral augmentation. Our hemostasis portfolio includes VITAGEL® Surgical Hemostat, a proprietary, collagen-based matrix that controls bleeding and facilitates healing, and VITASURE™ Absorbable Hemostat, a plant-based product that can be deployed quickly throughout surgery. We also market accessories and delivery products which complement our orthobiologics and biosurgery platforms.

We seek to expand our product portfolio through internal product development efforts, co-development efforts with strategic partners and acquisition opportunities. We employ in-house research and development personnel in support of our technology platforms. We internally developed our VITOSS and CORTOSS materials and maintain an ongoing internal research and development program. In addition, we work jointly with Kensey Nash Corporation (“Kensey”) to develop and commercialize certain orthobiologics products and we have acquired rights from third parties to market VITAGEL and VITASURE. We continue to pursue in-licensing, co-development and other opportunities to acquire complementary products and technologies to broaden our product offerings and further leverage our sales force.

In the U.S., we have assembled a field sales network of direct sales representatives and independent non-stocking distributors in order to market VITOSS, VITAGEL, VITASURE, the IMBIBE® Bone Marrow Aspiration System and the CELLPAKER® Plasma Collection System. Outside of the U.S., we primarily utilize a network of independent stocking distributors to market VITOSS, CORTOSS, ALIQUOT® Delivery System, VITAGEL and CELLPAKER.

The current economic downturn, including disruptions in the capital and credit markets, may continue indefinitely and intensify, and could adversely affect our results of operations, cash flows and financial condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business or conduct acquisitions or make other discretionary investments. These circumstances may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. This could adversely affect our results of operations, cash flows and financial condition. A weakening business climate could cause longer sales cycles and slower growth, and could expose us to increased business or credit risk in dealing with customers or suppliers adversely affected by economic conditions. Our ability to collect accounts receivable may be delayed or precluded if our customers are unable to pay their obligations.

2. Summary of Significant Accounting Policies:

Preparation of Financial Statements and Use of Estimates

The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable, inventories and realizability of intangible assets. We use historical experience and other assumptions as the basis for making estimates. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment, will be reflected in the financial statements in those future periods.

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

Equity awards and warrants exercisable to purchase 8,903,916, 8,022,051 and 9,124,280 shares were excluded from our computation of diluted net loss per common share for 2008, 2007 and 2006, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

Revenue Recognition

Revenue is not recognized until persuasive evidence of an arrangement exists, performance or delivery has occurred, the sales price is fixed or determinable and collection is probable. In the U.S., product sales revenue is recognized upon either shipment of purchased product to the customer, or receipt of documentation from the customer indicating its consumption of product from consigned inventory. In 2008, for transactions outside the U.S., we modified our shipping terms from FOB destination to FOB shipping point. Accordingly, outside the U.S., 2008 revenue from product sales was primarily recognized upon shipment of our product to our independent stocking distributors. Prior to 2008, we primarily recognized product sales outside the U.S. upon receipt of our product by our independent stocking distributors. We do not allow product returns or exchanges. We have no obligations to our customers once title has been transferred. Both our U.S. customers and our independent stocking distributor customers outside of the U.S. are generally required to pay on a net 30-day basis and payment discounts are not offered.

Allowance for Doubtful Accounts

We maintain an accounts receivable allowance for an estimated amount of losses that may result from a customer’s failure to pay for product purchased. The allowance for doubtful accounts is reviewed quarterly and is estimated based on historical bad debts, customer concentrations, known trends with current customers, and changes in customer payment patterns. If the financial condition of our customers or the overall condition of the healthcare industry were to deteriorate and result in an impairment of our customers’ ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost or market value using the first-in first-out basis, or FIFO. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. In accordance with SFAS No. 2, “Accounting for Research and Development Costs” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense.

Property and equipment

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of each asset, generally three to five years. The useful life for leasehold improvements is generally the remaining term of the facility lease. Expenditures for major renewals and improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred.

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

Accounting for Stock Options Issued to Employees

We apply SFAS No. 123R, “Share-Based Payment” which requires us to expense the fair value of employee stock options and similar awards in our consolidated statements of operations. Compensation expense for awards granted prior to 2006 are being amortized based upon a graded vesting schedule in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Compensation expense for all stock-based compensation awards granted to employees on and after January 1, 2006 is amortized on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from SFAS No. 123R included in our consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of sales	$41,583	$52,119	$67,912
General and administrative	583,492	832,118	605,071
Selling and marketing	463,398	306,959	535,866
Research and development	183,041	29,021	327,220

Total	$1,271,514	$1,220,217	$1,536,069

The fair value of stock option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.78%	4.64%	4.74%
Expected volatility	58%	54%	60%
Dividend yield	0%	0%	0%
Expected life	6 years	5 years	5 years

The weighted average fair value of options granted in 2008, 2007 and 2006 was $1.70, $1.61 and $2.02, respectively.

For 2008, 2007 and 2006, we calculated expected volatility based upon the historical daily closing prices of our common stock as quoted on the NASDAQ Global Market (“NASDAQ”) or NASDAQ Europe (for closing prices prior to August 2, 2000, our date of listing on NASDAQ), over a prior period having a term equal to the expected life of the stock options.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), addresses the accounting of and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of such as property, equipment, and intangibles. In accordance with SFAS No. 144, we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows are less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

We did not recognize any impairment charges related to property and equipment or intangible assets subject to amortization during 2008, 2007 and 2006 as their carrying amounts were not impaired.

Research & Development Costs

In accordance with SFAS No. 2 “Accounting for Research and Development Costs,” we expense all research and development expenses as incurred.

Supplemental Cash Flow Information

During 2008 and 2007, we recorded $285,508 and $1,206,460, respectively, to additional paid-in-capital for the fair value of exercisable warrants in connection with entering into a senior secured note purchase facility and issuing notes thereunder.

During 2006, we issued options and warrants for the purchase of 48,398 shares of common stock with various exercise prices to certain vendors in consideration for services valued at $125,359.

We recorded a non-cash adjustment in 2008, 2007 and 2006 for the change in fair market value of our fully-vested non-employee consultant stock options outstanding. During 2008 and 2007, we exchanged 131,250 and 614,063 non employee stock options for shares of our common stock. We recorded a non-cash charge of $170,082 and $1,160,724 for 2008 and 2007, respectively, as a result of these exchanges. See Note 4.

During 2008, 2007 and 2006, we granted restricted stock awards of 28,200, 36,204 and 24,192 shares to our non-employee directors in consideration of their services. During 2008, 2007 and 2006, we recorded compensation expense of $40,122, $141,395 and $26,756, respectively, related to these awards.

In 2007 and 2006, we incurred capital lease obligations of $12,610 and $322,469, respectively. We incurred no capital lease obligations in 2008.

In 2008, 2007 and 2006, cash paid for interest expense and revenue interest expense aggregated $2,324,568, $1,358,934 and $1,424,958, respectively.

In 2008, 2007 and 2006 cash paid for income taxes aggregated $81,694, $31,942 and $52,702, respectively.

Fair Value Measurements

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

Our short-term investments are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical or comparable assets (Level 1).

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, we may elect to report certain securities and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. We have elected not to apply the fair value option to any of our current eligible financial assets and liabilities.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS No. 160”), SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any impact on our consolidated financial position and results of operations.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2008 presentation.

3. Business Acquisition:

In September 2008, we purchased collagen raw materials, equipment and a technology license from Allergan, Inc. and its affiliate Allergan Sales, LLC under a supply and license agreement dated November 2007 for an aggregate purchase price of $6,552,000 in cash, which was funded through our senior secured note purchase facility (see Note 9). We accounted for the purchase under the guidance of SFAS No. 141, “Accounting for Business Combinations”, which requires us to record the acquisition at fair value allocated among the assets purchased. The raw materials, equipment and license acquired from Allergan relate primarily to the production of our VITAGEL Surgical Hemostat product. The purchase price of $6,552,000 was allocated to the fair value of the assets purchased as follows: $980,400 of raw material inventory, $372,617 of equipment, and $5,198,983 of acquired technology. The purchase price allocation was based upon a third party independent valuation. The acquired technology will be amortized over approximately nine years, which is the estimated remaining life of the relevant VITAGEL patent. There were no liabilities assumed in the transaction.

4. Accounting for Derivative Liability Associated With Non-Employee Stock Options:

During 2006, we granted to certain consultants (i) options for the purchase of an aggregate of 25,000 shares of common stock with various exercise prices in consideration for services related to sales and marketing, and (ii) options for the purchase of an aggregate of 15,000 shares of common stock with various exercise prices in consideration for research and development services. Accordingly, we recorded $80,403 in selling and marketing expenses and $44,954 in research and development expenses in our consolidated statements of operations for 2006 for the aggregate grant date fair value of these options. These stock options were for services rendered, were fully vested on the date of grant and were valued using the Black-Scholes model on the respective dates of their grant.

Historically, the common stock options we have granted to non-employee consultants as compensation for services rendered were fully vested on the date of the grant. Upon adoption of SFAS No. 123R, during the service and vesting period, these options are accounted for under SFAS No. 123R. However, once the service period terminates, these options are then accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, from the date the service/vesting period terminates through the expiration of the option or until it is exercised, whichever is earlier. In certain circumstances, these awards may have to be settled in cash. Accordingly, effective January 1, 2006, we reclassified from equity to liabilities the aggregate fair value of our fully-vested non-employee consultant stock options that were outstanding as of January 1, 2006. In addition, we are required to record a fair value adjustment at the end of each quarter for the change in the fair value of our fully-vested non-employee consultant stock options outstanding.

The following table sets forth the change in fair value of our fully vested non-employee consultant stock options outstanding included in our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006. The decreases in fair value were recorded as a reduction in expenses for the years ended December 31, 2008, 2007 and 2006 as indicated below.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
OPERATING EXPENSES:
General and administrative	$—	$—	$(25,088)
Selling and marketing	(11,727)	(675,362)	(499,455)
Research and development	—	—	(10,926)

Total operating expenses	$(11,727)	$(675,362)	$(535,469)

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

On January 1, 2006, when EITF No. 00-19 became effective for fully vested non-employee awards, we recorded the fair value of our outstanding non-employee consultant stock options as a reduction to additional paid in capital and an increase to our derivative liability in the amount of $2,267,086. The table below summarizes the changes in our derivative liability associated with non-employee consultant stock options for the period from January 1, 2006 through December 31, 2008.

Balance as of January 1, 2006	$2,267,086
Fair value of non-employee consultant stock options issued during the year ended December 31, 2006	125,357
Fair value of non-employee consultant stock options exercised during the year ended December 31, 2006	(37,213)
Fair value adjustment as of December 31, 2006	(535,469)

Balance as of December 31, 2006	1,819,761
Fair value of non-employee consultant stock options exchanged for common stock during the year ended December 31, 2007	(782,060)
Fair value of non-employee consultant stock options expired or relinquished during the year ended December 31, 2007	(9,593)
Fair value adjustment as of December 31, 2007	(675,362)

Balance as of December 31, 2007	352,746
Fair value of non-employee consultant stock options exchanged for common stock during the year ended December 31, 2008	(245,835)
Fair value of non-employee consultant stock options expired or relinquished during the year ended December 31, 2008	(178)
Fair value adjustment as of December 31, 2008	(11,727)

Balance as of December 31, 2008	$95,006

The fair value of our derivative liability associated with non-employee consultant stock options was estimated using the Black-Scholes option pricing model. The weighted average fair value per share of our non-employee consultant stock options outstanding was $1.43, $1.59 and $2.02, which was based on the closing price of our stock as quoted on NASDAQ on December 31, 2008, 2007 and 2006, which was $3.39, $3.49 and $3.63 per share, respectively, and the following weighted average assumptions as of December 31, 2008, 2007 and 2006:

	2008	2007	2006
Risk-free interest rate	1.0%	3.4%	4.7%
Volatility	57%	45%	60%
Dividend yield	0%	0%	0%
Life	4 years	5 years	5 years

During 2008 and 2007, we exchanged options to purchase 131,250 and 614,063 shares of our common stock, respectively, for 131,250 and 614,063 common shares with our non-employee consultants. In connection with these exchanges, we incurred a non-cash charge of $170,082 in 2008 and $1,160,724 in 2007. On the date of exchange, the fair value of the non-employee consultant stock options was $245,835 in 2008 and $782,060 in 2007, and the value of the common stock issued was $415,917 and $1,942,784 in 2008 and 2007, respectively.

As of December 31, 2008, our non-employee consultants held fully-vested stock options to purchase 66,323 shares of our common stock, at an average exercise price of $3.35 per share and an average remaining term of approximately four years. We have classified this liability as non-current (included in other long-term liabilities) as management does not believe that it will need to be satisfied using current assets within the next twelve months.

5. Cash, Cash Equivalents and Short-Term Investments:

We invest excess cash in highly liquid investment-grade marketable securities including corporate debt securities and government-sponsored enterprise debt securities. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Additionally, short-term investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of December 31, 2008 and 2007, all short-term investments mature within one year of the balance sheet date.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets have experienced instability during 2007 and 2008, leading to liquidity disruption in asset-backed commercial paper and failed auctions of auction rate securities. Further deterioration of the global credit market could adversely impact certain financial institutions that may have invested in or offered such securities. To the extent that we hold corporate bonds issued by those financial institutions in our portfolio, we could be adversely impacted and we could determine that some of our investments are impaired, which could adversely impact our financial results. As of December 31, 2008, we had not been adversely affected by these credit and liquidity issues.

At December 31, 2008 cash, cash equivalents and short-term investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
December 31, 2008:
Cash and cash equivalents	$8,518,118	$—	$—	$8,518,118
Short-Term Investments:
Corporate debt securities	9,636,225	39,475	(7,765)	9,667,935
Government-sponsored enterprise debt securities	13,987,055	117,395	—	14,104,450

	23,623,280	156,870	(7,765)	23,772,385

Total	$32,141,398	$156,870	$(7,765)	$32,290,503

December 31, 2007:
Cash and cash equivalents	$10,185,775	$—	$—	$10,185,775
Short-Term Investments:
Corporate debt securities	25,357,929	41,367	(7,677)	25,391,619
Asset-backed securities	8,816,085	14,409	—	8,830,494
Auction rate securities	4,000,000	—	—	4,000,000

	38,174,014	55,776	$(7,677)	38,222,113

Total	$48,359,789	$55,776	$(7,677)	$48,407,888

Amortization of discounts and premiums related to investments resulted in income of $388,753, $832,214 and $119,197 recorded for 2008, 2007 and 2006, respectively.

6. Inventories:

As of December 31, 2008 and 2007, inventories consisted of the following:

	December 31
	2008	2007
Raw materials	$3,882,706	$2,647,695
Work-in-process	6,894,250	4,393,537
Finished goods	8,980,312	8,570,537

	$19,757,268	$15,611,769

7. Property and Equipment:

As of December 31, 2008 and 2007, property and equipment consisted of the following:

	December 31
	2008	2007
Construction in-progress	$8,800,239	$3,839,131
Machinery and equipment	7,374,300	6,254,563
Furniture and computer, sales, marketing and office equipment	4,900,030	4,308,173
Leasehold improvements	6,282,637	5,109,300

	27,357,206	19,511,167
Less—Accumulated depreciation and amortization	(12,919,280)	(11,258,773)

	$14,437,926	$8,252,394

As of December 31, 2008 and 2007, property and equipment included assets designated as construction in-progress and not placed in service. These assets begin depreciating when they are eventually placed into service.

We capitalized interest cost incurred on borrowed funds used to expand our manufacturing facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $342,099 for 2008. We did not capitalize interest for 2007.

None of our assets were under capital lease at December 31, 2008 and 2007. Depreciation expense for 2008, 2007 and 2006 was $1,712,700, $1,588,823 and $1,566,517, respectively.

8. Former Revenue Interest Obligation:

In 2001, we completed a $10,000,000 product development and equity financing with Paul Capital Royalty Acquisition Fund, L.P., which was subsequently assigned to Royalty Securitization Trust I (“Royalty Trust”), which provided for the payment of revenue interest to Royalty Trust. On July 30, 2007, we repurchased the revenue interest obligation from Royalty Trust. As a result, we are no longer obligated to pay royalties on our products that had been subject to the revenue interest obligation, including VITOSS and CORTOSS. The repurchase price for the revenue interest obligation consisted of a payment of $20,000,000 in cash and 1,136,364 shares of our common stock valued at $3.32 per share, which was the market price per share on the date of the transaction. As a result of the repurchase, we recorded a charge of $16,605,029 during 2007 to account for the difference between the repurchase price valued at $23,772,729 and the $7,167,700 carrying value of the revenue interest liability on our consolidated balance sheet as of the date of the transaction. In connection with the repurchase, Royalty Trust assigned to us all of its interest under the agreements relating to the revenue interest obligation, effectively terminating the security interest in certain of our assets and the pledge of stock of our wholly-owned subsidiary that we had granted Royalty Trust to secure our obligations under the revenue interest agreement.

In 2006 and during the period from January 1, 2007 through July 30, 2007, we paid Royalty Trust 4.375% on the portion of our product sales that specifically related to VITOSS and CORTOSS.

Throughout the term of the Royalty Trust revenue interest agreement, we were required to make advance payments on the revenue interest obligation at the beginning of each year. In March 2007, the revenue interest agreement with Royalty Trust was amended by mutual agreement to reduce the advance payment for 2007 from $3,000,000 to $1,750,000. As a result, in March 2007, Royalty Trust returned to us $1,250,000 of the $3,000,000 advance payment for 2007 that we had previously paid Royalty Trust in January 2007. As a result of our repurchase of the revenue interest from Royalty Trust on July 30, 2007, Royalty Trust retained $756,703 of the 2007 advance payment for revenue interest owed to Royalty Trust as of the repurchase date, and returned the $993,297 balance to us.

The products that had been subject to the revenue interest agreement had been marketed for only several years or were still under development. For this reason, through July 30, 2007, we could not make a reasonable estimate of future revenues and payments that could become due to Royalty Trust under this financing. Accordingly, while the revenue interest was in effect, we did not amortize any portion of the liability attributable to the revenue interest obligation, and we charged revenue interest expense in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18) for the revenue interest due to Royalty Trust as revenues subject to the revenue interest obligation were recognized. Revenue interest expense of $756,703 and $1,179,466 was recorded for 2007 and 2006, respectively.

9. Notes Payable and Capital Lease Obligations:

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

On July 31, 2008, we issued an additional 10% senior secured note in the original principal amount of $10,000,000 under the facility. We applied the proceeds of this note toward payment of (i) the $6,552,000 purchase price for the collagen raw material, equipment and technology license acquired under our supply and license agreement with Allergan during the third quarter of 2008; and (ii) costs to expand our manufacturing capacity for VITAGEL and ancillary products such as ALIQUOT, IMBIBE and CELLPAKER. As a result of our issuance of the $10,000,000 note on July 31, 2008, previously issued warrants to purchase 366,569 shares of our common stock at an exercise price of $3.41 per share became exercisable. The fair value of the warrants that became exercisable as of July 31, 2008 was $285,508 and was determined using the Black-Scholes option-pricing model. This fair value has been recorded as a debt discount against the carrying value of the notes and is being amortized into interest expense over the remaining four-year term of the facility. These warrants were previously issued upon entering into the debt facility with LB I Group Inc. in July 2007.

As of December 31, 2008, we had the option through January 30, 2010 to issue, under the debt facility, up to an additional $10,000,000 aggregate principal amount of 10% senior secured notes due July 30, 2012 to fund working capital and other general business purposes, including product acquisitions, sales force expansion and product development, if certain conditions are met, including:

(1)	our consolidated net revenues for the most recently ended four consecutive quarterly periods are at least $45,000,000; and

(2)	we have not exercised our option to prepay any of the notes outstanding under the facility.

However, in September 2008, Lehman Brothers Holding Inc., an affiliate of LB I Group, filed for bankruptcy relief under Chapter 11 of Title 11 in the U.S. Bankruptcy Court. Accordingly, as an affiliate of Lehman Brothers Holding Inc., LB I Group may not be able to advance any additional funds under the debt facility.

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

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of December 31, 2008, we must maintain a minimum cash, cash equivalents, and short-term investments of $8,750,000. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of favor of the note holders a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of December 31, 2008, we must maintain a minimum balance of $14,000,000 in our cash, cash equivalents, and short-term investments in order to avoid obtaining a letter of credit, and currently we are not required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions as defined in the facility terms, make investments and pay dividends.

Outstanding principal amounts under the notes bear annual interest at 10%, provided that interest shall accrue at the rate of 12% per year during the continuance of any event of default and shall be payable on demand.

In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share, of which warrants to purchase 1,099,707 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of the 10% senior secured notes under the facility. The fair value of the exercisable warrants of $1,491,968 was determined using the Black-Scholes option-pricing model. Of this amount, $1,206,460 for exercisable warrants to purchase 733,138 shares was recorded on our consolidated balance sheet at inception as a discount to the initial loan amount of $25,000,000 and is being amortized into interest expense over the five-year term of the facility. In addition, $285,508 for exercisable warrants to purchase 366,569 shares was recorded on our consolidated balance sheet on July 31, 2008 as a discount to the $10,000,000 borrowed on July 31, 2008 and is being amortized into interest expense over the remaining four year term of the facility. At December 31, 2008, the unamortized debt discount to the loan amount related to the warrants totaled $1,191,394. The carrying value of the note on our consolidated balance sheet was $33,808,606 and $23,895,376 as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, we had $35,000,000 outstanding under the facility, and had accrued $875,000 in interest thereon.

Borrowing obligation maturities as of December 31, 2008 are as follows:

Notes Payable
2008	$—
2009	—
2010	—
2011	—
2012	35,000,000

Total	$35,000,000

Interest expense on notes payable and capital lease obligations was $2,776,953, $1,342,173 and $245,492 for 2008, 2007 and 2006, respectively.

Capital Lease Obligations

We had no capital lease obligations outstanding as of December 31, 2008 and 2007. During 2007 and 2006, we entered into an aggregate of $12,610 and $322,469 of capital leases, respectively. The terms of these leases originally ranged from 42 months to 60 months with annual interest rates ranging from 7.37% to 13.39%. The leases were secured by the underlying equipment.

10. Other Accrued Expenses:

As of December 31, 2008 and 2007, other accrued expenses consisted of the following

	December 31
	2008	2007
Commissions payable	$1,862,248	$1,093,231
Building improvements	496,182	1,084,494
Accrued professional fees	368,581	1,179,306
Interest payable	875,000	625,000
Royalties and other payables	1,446,850	864,216

	$5,048,861	$4,846,247

11. Profit Sharing Plan:

We have a Section 401(k) plan for all qualified employees, as defined. Our contributions are discretionary and determined annually and were $667,409, $479,580, and $390,669 for 2008, 2007 and 2006, respectively.

12. Shareholders’ Equity:

Common Stock

During 2008, we issued 6,700 shares of common stock valued at $20,971 for consulting services rendered, pursuant to consultant services agreements.

In July 2007, we sold 12,317,066 shares of our common stock in a private placement transaction for net proceeds of $32,198,758. We also issued 1,136,364 shares of our common stock in July 2007 as partial consideration for the repurchase of our revenue interest obligation to Royalty Trust (See Note 8). We also incurred costs of $44,996 in 2007 associated with prior sales of our common stock.

During 2007, we issued 3,791 shares of common stock valued at $11,410, for consulting services rendered, pursuant to consultant services agreements.

During 2006, we sold 8,819,128 shares of our common stock in a registered underwritten offering for net proceeds of $26,573,492.

Equity Compensation Plan

We have an equity compensation plan (the “Plan”) that provide for incentive and nonqualified stock options, restricted stock awards, restricted stock units and other equity incentives to be granted to directors, employees, and consultants. The Plan has been approved by our shareholders.

As of December 31, 2008, there were 13,850,000 shares authorized for issuance under our Plan with 2,308,903 underlying shares available for grant and 7,442,640 of underlying shares currently outstanding.

Performance-based Equity Awards

In September 2008, we issued grants of performance-based equity awards under our Plan to certain executive officers under which up to an aggregate 421,200 shares of our common stock, valued at $2.68 per share, may be issued. The number of shares of common stock payable under each award is dependent upon our achievement of certain revenue amounts from U.S. sales of CORTOSS Bone Augmentation Material and related delivery systems during the twelve-month period commencing with the first calendar month immediately following the date on which the U.S. Food and Drug Administration grants 510(k) clearance for the use of CORTOSS in vertebral augmentation. The performance-based equity awards were valued on the date of grant and will be recognized as compensation expense based on the most probable achievement of revenue amounts after we receive the above-mentioned 510(k) clearance. The performance-based equity awards will be null and void if the 510(k) clearance for COROTSS is not received on or before September 17, 2011. Because the performance-based equity awards also require ongoing future service, we will recognize compensation over a 3 year period subsequent to the 510(k) clearance date. These shares will vest 50% on the first anniversary date of 510(k) clearance and 50% on the second anniversary date, provided the recipient remains continuously employed with us through the vesting date. As of December 31, 2008, we had not achieved any of the performance conditions related to these awards and therefore did not recognize any expense in the year 2008.

Restricted Stock and Restricted Stock Units

We did not issue any restricted common stock units to our employees during 2008. During 2007, we issued an aggregate of 318,332 restricted common stock units valued at $1,040,946 to certain employees. These units vest 50% on each of the second and fourth anniversaries of the date of issuance. As of December 31, 2008, 269,666 restricted common stock units were outstanding.

During 2008, 2007 and 2006, we issued restricted common stock awards for an aggregate of 28,200, 36,204 and 24,192 shares, respectively, to our non-employee directors in consideration of their services. These shares were valued at $66,270, $104,992 and $89,994, respectively. With respect to the shares granted in 2008, the shares vest in equal one-third installments on each anniversary of the date of grant, or earlier upon either (i) a change of control of the Company, (ii) the recipient’s death or (iii) the recipient’s departure in good standing from our board of directors provided he or she served on the board for at least five years or the sum of his or her age and length of services is at least 65. The shares granted in 2007 and 2006 vest on the five year anniversary of the date of grant, or earlier upon a change of control of the Company or when the recipient no longer serves on our board of directors. As of December 31, 2008, 71,448 restricted common shares were outstanding.

We have $413,984 of unrecognized cost related to unvested restricted stock and restricted stock units as of December 31, 2008 which is expected to be recognized over a weighted average period of approximately 2.3 years. The compensation expense recorded for these awards during 2008, 2007 and 2006 was $368,203, $431,221 and $26,997, respectively.

Common Stock Options

Options are granted with exercise prices equal to or greater than the fair market value of the common stock on the date of grant. Generally, incentive stock options become exercisable in equal installments over a four-year period and nonqualified stock options to non-employee consultants are fully vested at the date of grant. The options generally remain exercisable for a maximum period of ten years.

In July 2006, we issued to our non-employee directors options to purchase 60,000 shares of our common stock in the aggregate. These options have an exercise price of $3.72 per share, vested as to 50% of the underlying shares on the date on grant and vest as to 25% of the underlying shares on each of the two successive anniversaries of the date of grant.

In March 2007, we issued options to purchase 25,000 shares of our common stock to a non-employee director in connection with his appointment to our board of directors. These options have an exercise price equal to $2.83 per share, were fully vested upon grant and expire 10 years after the date of grant.

In June 2007, we issued to our non-employee directors options to purchase 70,000 shares of our common stock in the aggregate. These options have an exercise price of $2.90 per share, vested as to 50% of the underlying shares on the date on grant and vest as to 25% of the underlying shares on each of the two successive anniversaries of the date of grant.

In July 2007, we issued options to purchase an aggregate 50,000 shares of common stock to two new non-employee directors appointed to our board of directors. These options have an exercise price equal to $3.32 per share, were fully vested upon grant and expire 10 years after the date of grant.

In July 2008, we issued to our non-employee directors options to purchase 84,000 shares of our common stock in the aggregate. These options have an exercise price of $2.35 per share and vest as to 25% of the underlying shares on each of the four successive anniversaries of the date of grant.

We had $3,005,342 of unrecognized compensation cost related to unvested stock options as of December 31, 2008 which is expected to be recognized over a weighted average period of approximately 2.9 years.

For all options outstanding as of December 31, 2008, the weighted average exercise price per share was $3.55 with a weighted average remaining contractual life of approximately 6.5 years and an aggregate intrinsic value of $1,428,431.

For all options exercisable as of December 31, 2008, the weighted average exercise price per share was $3.78 with a weighted average remaining contractual life of approximately 5 years and an aggregate intrinsic value of $632,722.

Summary stock option information is as follows:

	Aggregate Number	Aggregate Exercise Price	Exercise Price Range	Weighted Average Exercise Price
Outstanding, December 31, 2005	7,560,396	$29,036,682	$1.65 – 11.25	$3.84
Granted	881,187	3,306,992	3.67 – 3.89	3.75
Exercised	(148,525)	(462,337)	2.98 – 3.13	3.11
Cancelled	(279,565)	(1,052,973)	3.56 – 4.05	3.77

Outstanding, December 31, 2006	8,013,493	$30,828,364	$1.65 – 11.25	$3.84
Granted	477,050	2,648,766	2.59 – 3.67	3.19
Exercised	(234,236)	(582,700)	1.85 – 3.36	2.49
Cancelled	(2,844,567)	(10,789,527)	1.65 – 7.25	3.76

Outstanding, December 31, 2007	5,411,740	$20,260,112	$1.65 – 11.25	$3.74
Granted	1,786,677	4,866,977	2.01 – 3.40	2.72
Exercised	(5,001)	11,604	2.32 – 3.50	2.32
Cancelled	(518,090)	1,771,587	1.69 – 11.25	3.42

Outstanding, December 31, 2008	6,675,326	$24,070,986	$1.69 – 11.25	$3.55

Additional information regarding stock options as of December 31, 2008 is as follows:

Exercise Price Range	Number of Options Outstanding
$1.69 – $ 1.98	11,500
2.01 – 2.49	288,700
2.59 – 2.99	1,466,782
3.00 – 3.23	1,017,565
3.26 – 3.99	2,204,871
4.00 – 4.25	133,500
4.26 – 4.48	1,202,033
4.51 – 4.90	68,000
5.00 – 5.75	245,375
6.00 – 11.25	37,000

6,675,326

During 2006 and 2005, we granted stock options to certain consultants in consideration for various services (see “Accounting for Derivative Liability Associated with Non-Employee Stock Options”, above in Note 4).

Employee Stock Purchase Plan

In 2008, we amended and restated our Employee Stock Purchase Plan (the “ESPP”) that was originally established in 1998 to provide eligible employees an opportunity to purchase our common stock. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase common stock. As part of the amendment and restatement of the ESPP in 2008, we authorized an additional 200,000 shares of our common stock for issuance under the ESPP, and extended the term of the ESPP to 2018. The per share purchase price under the ESPP is 95% of the closing price of our common stock as reported on NASDAQ on the last trading day of each calendar quarter. There were 75,361, 42,394, and 28,061 shares purchased under the ESPP during 2008, 2007 and 2006, respectively, for cash proceeds of $185,296, $125,055 and $102,253, respectively. As of December 31, 2008, there were 500,000 shares of our common stock authorized for issuance under the ESPP, of which 218,345 shares were available for purchase and issue.

Common Stock Purchase Warrants

On July 30, 2007, we issued five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share in connection with entering into a senior secured note purchase facility (See Note 9). Of these, warrants to purchase 1,099,707 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of notes under the facility, if any. These warrants expire in July 2012.

During 2007, warrants to purchase 10,000 shares of common stock were exercised for gross proceeds of $17,500. During 2008, warrants to purchase 1,100,787 shares of common stock at an exercise price of $3.53 per share expired.

13. Product Sales:

For 2008, 2007 and 2006, product sales by geographic market were as follows:

	Year Ended December 31
	2008	2007	2006
United States	$71,997,082	$53,967,987	$43,509,572
Outside the United States	4,917,901	4,077,689	3,318,475

Total product sales	$76,914,983	$58,045,676	$46,828,047

Approximately 63%, 61%, and 60% of our product sales during 2008, 2007 and 2006, respectively, were from products based upon our VITOSS FOAM platform co-developed with Kensey (see Note 15). VITAGEL contributed approximately 24% of our product sales during 2008, as compared to approximately 21% and 17% of our product sales during 2007 and 2006, respectively.

14. Income Taxes:

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

The components of income taxes are as follows:

	Year Ended December 31
	2008	2007	2006
Current	$(16,614)	$35,000	$—
Deferred	(3,316,939)	(11,177,076)	(6,594,987)

	(3,333,552)	(11,142,076)	(6,594,987)
Valuation allowance	$3,323,913	$10,874,096	$6,594,987

Income tax benefit	$(9,640)	$(267,980)	$—

Reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes, and the actual provision (benefit) for income taxes follows:

	December 31,
	2008	2007	2006
Federal income tax provision at statutory rate	(34)%	(34)%	(34)%
State taxes (benefit)—Texas Gross Margin Tax	0	(1)	0
State income taxes, net of federal income tax provision	(4)	(4)	(7)
Change in valuation allowance	31	36	38
Non-deductible expenses	6	2	4
Other	1	0	(1)

Actual income tax provision (benefit) effective tax rate	0%	(1)%	0%

Components of our deferred tax asset as of December 31, 2008 and 2007 were as follows:

	December 31
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$50,331,613	$47,621,946
Accrued expenses not currently deductible and other	3,329,035	3,153,948
Research and patent costs capitalized for tax purposes	12,345,593	12,220,447
Research and development credits	1,783,131	1,469,118
Texas margin tax temporary credit	296,006	302,980

	$68,085,378	$64,768,439
Valuation allowance	(67,789,372)	(64,465,459)

Net deferred tax asset	$296,006	$302,980

In October 2008, the United States Congress enacted the Housing Assistance Act of 2008 (Public Law 100-289), which enabled us to make a federal tax election to claim accelerated research tax credits in lieu of bonus depreciation. As a result of Public Law 110-289, we recognized a current income tax benefit of $54,856 in the fourth quarter of 2008.

In 2006, Texas enacted a margin tax which restructured the state business tax by replacing the taxable capital components of the current franchise tax with a new “taxable margin” component. The Texas margin tax was effective for taxable years ended on or after January 1, 2007. As a result of the Texas margin tax during 2008 and 2007, we recognized current state income tax expense of $45,216 and $35,000, respectively, and a deferred state income tax benefit of $296,006 and $302,980, respectively, for the Texas temporary credit on taxable margin. Under the Texas margin tax, we have the right to claim a temporary credit against our Texas margin tax liability over a 20 year period. As a result, we have recorded a deferred tax asset of $296,006 as of December 31, 2008, which is included in Other Assets on our consolidated balance sheet. We have recognized a deferred tax asset related to the Texas tax credit as we believe it will more likely than not to be realized based on projections of future Texas margin tax liabilities.

As of December 31, 2008, we had approximately $119,280,000 of federal net operating loss carryforwards, $103,600,000 of state net operating loss carryforwards and $11,535,000 of foreign net operating loss carryforwards. Federal net operating loss carryforwards begin to expire in 2009 while the state net operating carryforwards have begun to expire. The foreign net losses have an unlimited carryforward period. The amount of U.S. federal net operating loss and credit carryforwards which can be utilized in any one period may be limited by federal and state income tax regulations, since a change in ownership as defined in Section 382 and 383 of the Internal Revenue Code may have occurred in prior years. The amount of net operating loss carryforwards which can be utilized in any one period on the Pennsylvania corporate income tax return is limited to the greater of $3,000,000, or 12.5%, of apportioned net taxable income beginning in 2007. Federal and Pennsylvania research and development tax credits of $1,531,000 and $253,000 begin to expire in 2010 and 2014, respectively. The Texas margin tax temporary credit of $296,006 has a carryforward period of 20 years.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through December 31, 2008, we determined that we had no liability for uncertain income taxes as prescribed by FIN 48. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. The adoption of FIN 48 did not have an impact on the Company’s results of operations and financial position.

15. Commitments and Contingencies:

Operating Leases

We lease facilities under non-cancelable operating leases. During 2008 we extended our operating leases through July 2017 for space located in the Great Valley Corporate Center in Malvern, Pennsylvania. For 2008, 2007 and 2006, our lease expense was $783,238, $689,826 and $563,810, respectively. At December 31, 2008, future minimum rental payments under operating leases are as follows:

2009	$807,875
2010	833,963
2011	860,065
2012	896,755
2013 and thereafter	4,320,307

$7,718,965

Agreement with Kensey Nash Corporation.

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

During 2008, 2007 and 2006, we purchased $7,887,419, $8,194,360 and $3,624,662, respectively, of product inventory manufactured by Kensey on our behalf. As of December 31, 2008 and 2007, we owed Kensey $3,154,552 and $2,569,004, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on our consolidated balance sheets. All product royalty expense payable to Kensey is included in cost of sales on our consolidated statements of operations as we recognize product sales revenue from our customers.

In addition, we pay royalties to Kensey on our VITOSS Bone Graft Substitute product sales, based on a royalty arrangement that Kensey purchased from the product’s co-inventor effective April 2004, up to an aggregate payment of $5,000,000. From inception of the royalty arrangement through December 31, 2008, we have made aggregate royalty payments of $2,614,106.

Agreement with Medafor

In April 2008, we obtained certain non-exclusive rights in the United States and in certain limited territories outside of the United States to distribute VITASURE pursuant to an agreement with Medafor. We purchased $1,000,000 of VITASURE product inventory from Medafor and launched the VITASURE product during the third quarter of 2008. Under the agreement, if certain conditions are met, we are required to purchase and pay for $1,000,000 of additional VITASURE product from Medafor in the third quarter of 2009.

Product Development Milestones

In 2009, we contractually agreed to make milestone payments upon achievement of specified goals in connection with the development of new products with one or more business partners. The timing and actual amount of these payments can be difficult to determine as these payments depend upon satisfactory achievement of product development and other milestones, which will be determined based on events that may occur in the future. As of the date of the filing of this report, we have paid approximately $1,200,000 in 2009 for non-recurring license fees and product development milestones pursuant to contractual obligations that we incurred in 2009. Additional milestone payments may become due in 2009 if certain other milestones are met during the year. We expect to incur between $1,000,000 and $2,000,000 for milestone payments during 2009 in addition to those already paid for research and development activities. In addition, if products under development are brought to market, we may be obligated to make certain launch-related milestone payments of up to $1,000,000, as well as additional payments which may be made depending upon the potential achievements of sales milestones in the future.

16. Agreements with Angiotech Pharmaceuticals, Inc.

In June 2004, we entered into a distribution agreement with Angiotech to distribute to surgical customers throughout North America the CoStasis® composite liquid hemostat (which we re-branded as VITAGEL Surgical Hemostat) and the CELLPAKER® plasma collection system used in conjunction with VITAGEL. Under the distribution agreement, we purchased the products from Angiotech and paid royalties based on the net sales of such products. During the third quarter of 2005, the distribution agreement was amended to provide for the transition of product and accessory manufacturing responsibility from Angiotech to us, and we purchased all available existing VITAGEL and CELLPAKER products, accessories and work-in-process from Angiotech for $1,800,000. Effective January 1, 2006, we entered into a license agreement with Angiotech pursuant to which Angiotech licensed VITAGEL products and the CELLPAKER plasma collection system to us and we assumed manufacturing responsibility for these products. In the second half of 2006, we obtained pre-market approval (“PMA”) from the FDA to sell VITAGEL manufactured at our Malvern, Pennsylvania facility (the “VITAGEL PMA”) and started to market and sell VITAGEL manufactured by us. In January 2007, we obtained approval from the FDA for a PMA supplement which enables us to market and sell CELLPAKER manufactured at our subcontractor’s facility. In accordance with its terms, the distribution agreement terminated in the first quarter of 2007 upon completion of the sale of all VITAGEL and CELLPAKER inventory products that we purchased from Angiotech in the third quarter of 2005. Until December 29, 2006, we paid royalties on sales of the VITAGEL and CELLPAKER inventory that we purchased from Angiotech in the third quarter of 2005 in accordance with the terms of the distribution agreement.

On December 29, 2006, pursuant to a royalty sale agreement with Angiotech, we purchased the profit-sharing royalty rights for VITAGEL and CELLPAKER products under the license agreement for $9,000,000 in cash. Concurrently with this purchase, we amended and restated our license agreement with Angiotech to eliminate our obligations to meet minimum sales requirements, extend the term of the license from December 31, 2014 through July 31, 2017, and eliminate certain termination rights in favor of Angiotech. Under the amended and restated license agreement, we have exclusive rights to manufacture, market and sell VITAGEL products throughout the world for orthopedic indications, and non-exclusive rights to manufacture, market and sell CELLPAKER products throughout the world for all indications. Under the amended and restated license agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture, market and sell an Angiotech-branded VITAGEL product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture, market and sell VITAGEL outside of the orthopedic field throughout the world. If Angiotech elects to exercise its options, we would then have co-exclusive rights to manufacture, market and sell VITAGEL outside of the orthopedic field throughout the world. Prior to the amendment and restatement of the license agreement on December 29, 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of VITAGEL and CELLPAKER products that we manufactured. The $9,000,000 payment has been recorded as a License Right Intangible on the accompanying consolidated balance sheet. This amount is being amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is July 31, 2017.

During 2006, we purchased $64,944 of product inventory from Angiotech. We did not purchase any product inventory from Angiotech in 2008 or 2007. As of December 31, 2008, we did not owe Angiotech any amounts for manufactured product inventory or royalties. Amortization of $850,392 for the license right intangible was recorded during each of 2008 and 2007, and is included in cost of sales on the accompanying consolidated statements of operations.

17. Quarterly Financial Data (Unaudited):

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
2008:
Product sales	$16,164,282	$19,340,714	$20,563,081	$20,846,906	$76,914,983
Gross profit	10,352,072	12,984,807	13,880,884	13,768,582	50,986,345
Total operating expenses	14,370,389	16,275,624	15,085,223	14,438,642	60,169,878
(Loss) Gain on sale of assets	—	(145,983)	74,074	—	(71,909)
Net interest expense	179,703	171,476	549,496	605,909	1,506,584
Net loss	(4,212,370)	(3,622,626)	(1,694,111)	(1,223,279)	(10,752,386)
Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.02)	$(0.02)	$(0.14)

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
2007:
Product sales	$13,150,686	$14,851,943	$14,467,687	$15,575,360	$58,045,676
Gross profit	8,441,597	9,778,830	9,619,340	9,662,546	37,502,313
Total operating expenses	11,658,865	12,787,589	11,883,867	14,749,962	51,080,283
Gain on sale of product line and related assets	372,375	—	—	—	372,375
Charge for repurchase of revenue interest obligation	—	—	16,605,029	—	16,605,029
Net interest expense	99,475	161,262	48,017	30,765	339,519
Net loss	(2,944,368)	(3,170,021)	(18,917,573)	(4,850,201)	(29,882,163)
Net loss per share, basic and diluted	$(0.05)	$(0.05)	$(0.27)	$(0.06)	$(0.44)

18. Valuation and Qualifying Accounts:

Description	Balance, Beginning of Period	Cost and Expenses	Deductions(1)	Balance, End of Period
For the year ended December 31, 2008:
Reserve for doubtful accounts	$217,717	$97,195	$62,757	$252,155

For the year ended December 31, 2007:
Reserve for doubtful accounts	$202,130	$152,005	$136,418	$217,717

For the year ended December 31, 2006:
Reserve for doubtful accounts	$123,595	$86,685	$8,150	$202,130

(1)	Represents write-offs of specific accounts receivable.

19. Gain on Sale of Assets

On February 15, 2007, we sold our assets associated with the Endoskeleton TA Vertebral Body Replacement structural device product line for $458,480, which was recorded as a gain of $372,375 on the sale of assets during 2007. As a result of the sale, we no longer manufacture or sell Endoskeleton products. We recorded revenue of $902,593 in 2006 for sales of Endoskeleton products. We did not record any revenue in 2008 or 2007 for sales of Endoskeleton products.

EXHIBIT INDEX

Exhibit	Description
3.1	Composite Amended and Restated Articles of Incorporation of the Company, as amended(15)

3.2	Amended and Restated Bylaws of the Company, as amended(15)

4.1	Specimen of Common Stock Certificate of the Company(2)

*10.1	Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between the Company and Antony Koblish(1)

*10.2	Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between the Company and Albert J. Pavucek, Jr.(1)

*10.3	Employment Letter, dated as of March 12, 1999, by and between the Company and Dr. Maarten Persenaire(3)

*10.4	Confidentiality and Non-Disclosure Agreement by and between the Company and Dr. Maarten Persenaire, dated as of July 3, 2007(5)

*10.5	Employment Agreement, dated as of August 28, 2001, between the Company and Douglas Low(8)

*10.6	Change of Control Agreement, dated as of November 10, 2008, between the Company and David McIlhenny(1)

*10.7	Confidential Separation Agreement and General Release and Amendment to Confidentiality and Non-Disclosure Agreement between Donald L. Scanlan and the Company dated June 25, 2007(9)

*10.8	Separation Agreement and General Release between Joseph M. Paiva and the Company effective June 4, 2007(9)

*10.9	Form of Change of Control Agreement between Orthovita and certain officers(1)

*10.10	Form of Indemnification Agreement between the Company and directors(6)

*10.11	2007 Omnibus Equity Compensation Plan(9)

*10.12	Form of Incentive Stock Option Grant(1)

*10.13	Form of Nonqualified Stock Option Grant(1)

*10.14	Form of Restricted Stock Unit Agreement(13)

*10.15	Form of Performance Share Agreement(16)

*10.16	Amended and Restated Employee Stock Purchase Plan(10)

10.17	Securities Purchase Agreement, dated as of July 30, 2007, among the Company and the Buyers listed on the Schedule of Buyers attached thereto(14)

10.18	Purchase and Sale Agreement, dated as of July 30 2007, between Royalty Securitization Trust I and the Company(14)

10.19	Assignment Agreement, dated as of July 30, 2007, between Royalty Securitization Trust I, Royalty Financial Company LLC, and Paul Royalty Fund, L.P., as Assignors, and the Company, as Assignee(14)

10.20	Consent and Release, dated as of July 30, 2007, by Royalty Securitization Trust I, Royalty Financial Company LLC, Paul Royalty Fund, L.P., Vita Special Purpose Corp., Vita Licensing, Inc. and the Company(14)

10.21	Securities Disposition Agreement, dated as of July 30, 2007, between the Company and Paul Royalty Fund, L.P.(14)

Exhibit	Description
10.22	Senior Secured Note and Warrant Purchase Agreement, dated as of July 30, 2007, among the Purchasers named therein, the Company, and LB I Group Inc., as Collateral Agent, including form of 10% Senior Secured Promissory Note due July 30, 2012(14)

10.23	Form of Warrant to Purchase Common Stock of the Company(14)

10.24	Registration Rights Agreement, dated as of July 30, 2007, between the Company and the Purchasers named therein(14)

10.25	Security Agreement, dated as of July 30, 2007, among the Company, the other entities listed on Schedule A thereto, as Pledgors, and LB I Group Inc., as Collateral Agent(14)

10.26	Company Stock Pledge Agreement, dated as of July 30, 2007, by the Company in favor of LB I Group Inc. for the benefit of holders of those certain 10% Senior Secured Promissory Notes described in the Note Purchase Agreement(14)

10.27	Company Intellectual Property Security Agreement, dated as of July 30, 2007, by the Company in favor of LB I Group Inc. for the benefit of holders of those certain 10% Senior Secured Promissory Notes described in the Note Purchase Agreement(14)

10.28	Subsidiary Guaranty Agreement, dated as of July 30, 2007, among Vita Licensing, Inc., Orthovita International Services, Inc., Partisyn Corp. and Vita Special Purpose Corp., as Guarantors, and LB I Group Inc., as Collateral Agent(14)

10.29	Subsidiary Stock Pledge Agreement, dated as of July 30, 2007, by Vita Licensing, Inc. in favor of LB I Group Inc. for the benefit of holders of those certain 10% Senior Secured Promissory Notes described in the Note Purchase Agreement(14)

10.30	Subsidiary Intellectual Property Security Agreement, dated as of July 30, 2007, by each of Vita Licensing, Inc., Orthovita International Services, Inc., Partisyn Corp. and Vita Special Purpose Corp. in favor of LB I Group Inc. for the benefit of holders of those certain 10% Senior Secured Promissory Notes described in the Note Purchase Agreement(14)

10.31	Development, Manufacturing and Supply Agreement dated as of March 25, 2003 between the Company and Kensey Nash Corporation (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2)(11)

10.32	Amendment to Development, Manufacturing and Supply Agreement dated as of February 25, 2005 between the Company and Kensey Nash Corporation (portions of this document have been omitted and were filed separately with the SEC pursuant to a confidential treatment request under Exchange Act Rule 24b-2)(7)

10.33	Fifth Amendment to the Development, Manufacturing and Supply Agreement between the Company and Kensey Nash Corporation dated as of February 21, 2007 (portions of this document have been omitted and were filed separately with the SEC pursuant to a confidential treatment request under Exchange Act Rule 24b-2)(5)

10.34	Amended and Restated License Agreement dated as of December 29, 2006 between the Company and Angiotech Pharmaceuticals (U.S.), Inc. (portions of this document have been omitted and were filed separately with the SEC pursuant to a confidential treatment request under Exchange Act Rule 24b-2)(4)

10.35	Royalty Sale Agreement dated as of December 29, 2006 between the Company and Angiotech Pharmaceuticals (U.S.), Inc.(12)

10.36	Supply and License Agreement, dated as of November 5, 2007, by and between Allergan, Inc. and Allergan Sales, LLC and Orthovita, Inc. (portions of this document have been omitted and were filed separately with the SEC pursuant to a confidential treatment request under Exchange Act Rule 24b-2)(5)

21.1	Subsidiaries(1)

23.1	Consent of KPMG LLP(1)

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 30, 2004 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2006 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 12, 2007 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 31, 2007 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 27, 2007 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference.