Form 10-Q
period 2009-03-31
ORTHOVITA INC
filed 2009-05-08
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Not Applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.404 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Class

Outstanding as of May 6, 2009

Common Stock, par value $.01

76,085,418 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,005,855	$8,518,118
Short-term investments	17,777,045	23,772,385
Accounts receivable, net of allowance for doubtful accounts of $263,347 and $252,155, respectively	11,022,053	10,880,623
Inventories	20,604,664	19,757,268
Other current assets	862,473	693,889

Total current assets	60,272,090	63,622,283
Property and equipment, net	16,660,315	14,437,926
License and technology intangible assets, net	12,495,669	12,353,783
Other assets	714,896	756,533

Total assets	$90,142,970	$91,170,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,743,421	$4,032,364
Accrued compensation and related expenses	1,370,808	2,329,157
Other accrued expenses	5,068,176	5,048,861

Total current liabilities	11,182,405	11,410,382

LONG-TERM LIABILITIES:
Notes payable, net of debt discount of $1,122,801 and $1,191,394, respectively	33,877,199	33,808,606
Other long-term liabilities	303,271	309,852

Total long-term liabilities	34,180,470	34,118,458

Total liabilities	45,362,875	45,528,840

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000,000 shares authorized, 76,085,418 and 75,930,352 shares issued and outstanding, respectively	760,854	759,304
Additional paid-in capital	222,036,028	221,632,493
Accumulated deficit	(177,848,702)	(176,672,323)
Accumulated other comprehensive loss	(168,085)	(77,789)

Total shareholders’ equity	44,780,095	45,641,685

Total liabilities and shareholders’ equity	$90,142,970	$91,170,525

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2009	2008
PRODUCT SALES	$21,690,359	$16,164,282
COST OF SALES	7,010,158	5,812,210

GROSS PROFIT	14,680,201	10,352,072

OPERATING EXPENSES:
General and administrative	2,613,078	2,458,405
Selling and marketing	10,499,271	10,208,375
Research and development	1,940,116	1,703,609

Total operating expenses	15,052,465	14,370,389

OPERATING LOSS	(372,264)	(4,018,317)

INTEREST EXPENSE	(924,329)	(688,199)
INTEREST INCOME	134,564	508,496

LOSS BEFORE INCOME TAXES	(1,162,029)	(4,198,020)
INCOME TAXES	(14,350)	(14,350)

NET LOSS	$(1,176,379)	$(4,212,370)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.06)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	75,904,071	75,753,925

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,176,379)	$(4,212,370)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	453,606	477,683
Amortization of premiums and discounts on investments	(78,902)	(164,097)
Amortization of license rights and technology intangible assets	373,114	212,598
Amortization of debt discount	68,593	60,322
Compensation related to restricted stock awards, restricted stock units and stock option accounting for employees and non-employees	353,491	283,090
Common stock issued for services rendered	—	20,971
Charge related to exchange of non-employee stock options for common stock	—	170,082
Fair market value adjustment related to derivative liability associated with non-employee stock options	(27,159)	(52,863)
Provision for doubtful accounts	15,000	117,750
(Increase) decrease in -
Accounts receivable	(199,269)	(65,676)
Inventories	(873,381)	(879,747)
Other current assets	(177,427)	(77,186)
Other assets	10,446	(112,971)
(Decrease) increase in -
Accounts payable	(311,843)	(753,074)
Accrued compensation and related expenses	(838,997)	(862,707)
Other accrued expenses	(476,216)	(1,293,181)
Other long-term liabilities	20,578	5,282

Net cash used in operating activities	(2,864,745)	(7,126,094)

INVESTING ACTIVITIES:
Purchases of short-term investments	(4,487,836)	(17,039,899)
Proceeds from sale and maturity of short-term investments	10,500,000	23,229,054
Purchase of license right intangible asset	(515,000)	—
Purchases of property and equipment	(1,226,242)	(428,309)

Net cash provided by investing activities	4,270,922	5,760,846

FINANCING ACTIVITIES:
Proceeds from common stock purchased under the employee stock purchase plan	51,594	41,799

Net cash provided by financing activities	51,594	41,799

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	29,966	286,931

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,487,737	(1,036,518)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,518,118	10,185,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,005,855	$9,149,257

SUPPLEMENTAL CASH FLOW INFORMATION:

Property and equipment purchases included in accounts payable and accrued expenses	$1,425,433	$994,417
Cash paid for interest, net of amount capitalized	$762,546	$560,000

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY:

We are an orthobiologics and biosurgery company which develops and markets novel medical devices. Our orthobiologics platform offers products for the fusion, regeneration, and fixation of human bone. Our biosurgery platform offers products for controlling intra-operative bleeding, also known as hemostasis. Our current fusion and regeneration products are based on our proprietary VITOSS™ Bone Graft Substitute technology and address the non-structural bone graft market with synthetic, bioactive alternatives to patient- and cadaver-derived bone tissue. Our proprietary CORTOSS™ Bone Augmentation Material, an injectable, polymer composite which mimics the structural characteristics of human bone, provides the basis for our fixation portfolio. CORTOSS Bone Augmentation Material is approved for certain uses in certain countries outside the U.S. and is under review for regulatory clearance in the U.S. for vertebral augmentation. Our hemostasis portfolio includes VITAGEL™ Surgical Hemostat, a proprietary, collagen-based matrix that controls bleeding and facilitates healing, and VITASURE™ Absorbable Hemostat, a proprietary plant-based product that can be deployed quickly throughout surgery. We also market accessories and delivery products which complement our orthobiologics and biosurgery platforms.

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

In the U.S., we have assembled a field sales network of direct sales representatives and independent non-stocking distributors in order to market VITOSS, VITAGEL, VITASURE, the IMBIBE™ Bone Marrow Aspiration System and the CELLPAKER™ Plasma Collection System. Outside of the U.S., we primarily utilize a network of independent stocking distributors to market VITOSS, CORTOSS, ALIQUOT™ Delivery System, VITAGEL and CELLPAKER.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Preparation of Financial Statements and Use of Estimates

The preparation of the consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable, inventories and realizability of intangible assets. We use historical experience and other assumptions as the basis for making estimates. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in those future periods.

Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, which includes consolidated balance sheets as of December 31, 2008 and 2007, and related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2008. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Basis of Consolidation

The consolidated interim financial statements include the accounts of Orthovita, Inc. and our wholly-owned subsidiaries. We have eliminated all intercompany balances in consolidation.

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

Equity awards and warrants to purchase an aggregate of 9,266,838 and 9,424,957 common shares were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2009 and 2008, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

Stock-based Compensation

We apply Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,“ which requires us to expense the fair value of employee stock options and similar awards in our consolidated statements of operations. Compensation expense for awards granted prior to 2006 are being amortized based upon a graded vesting schedule in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Compensation expense for all stock-based compensation awards granted to employees on and after January 1, 2006 is amortized on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense recognized under SFAS No. 123R included in our consolidated statements of operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Cost of Sales	$13,697	$8,917
General and administrative	166,619	133,015
Selling and marketing	121,167	104,314
Research and development	52,008	36,844

Total	$353,491	$283,090

The fair value of stock option awards to employees was estimated using the Black-Scholes option pricing model on the date of grant, with the following weighted average assumptions for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	2008
Risk-free interest rate	2.56%	3.55%
Expected volatility	56%	59%
Dividend yield	0%	0%
Expected life	6 years	6 years

The weighted average fair value of options granted during the three months ended March 31, 2009 and 2008 was $1.55 and $1.71 per share, respectively.

For the three months ended March 31, 2009 and 2008, we calculated expected volatility based upon the historical daily closing prices of our common stock as quoted on the NASDAQ Global Market (“NASDAQ”) over a prior period having a term equal to the expected life of the stock options.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), addresses the accounting of and reporting for the impairment or disposal of long-lived assets such as property, equipment, and intangibles. In accordance with SFAS No. 144, we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

We did not recognize any impairment charges related to property and equipment or intangible assets subject to amortization during the three months ended March 31, 2009 and 2008 as their carrying amounts were not impaired.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of the consolidated balance sheets. For the three months ended March 31, 2009 and 2008, comprehensive loss was:

	Three Months Ended March 31
	2009	2008
Net loss	$(1,176,379)	$(4,212,370)

Unrealized (loss) gain on investments	(62,177)	48,268
Foreign currency translation (loss) gain	(28,119)	299,411

Total other comprehensive (loss) income	(90,296)	347,679

Comprehensive loss	$(1,266,675)	$(3,864,691)

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities including corporate debt securities and government-sponsored enterprise debt securities. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Additionally, short-term investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of March 31, 2009 and December 31, 2008, all short-term investments mature within one year of the balance sheet date.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets have experienced instability during 2008 and 2009, leading to liquidity disruption in asset-backed commercial paper and failed auctions of auction rate securities. Further deterioration of the global credit market could adversely impact certain financial institutions that may have invested in or offered such securities. To the extent that we hold corporate bonds issued by those financial institutions in our portfolio, we could determine that some of our investments are impaired, which could adversely impact our financial results. As of March 31, 2009 and December 31, 2008, we had not been adversely affected by these credit and liquidity issues.

At March 31, 2009 and December 31, 2008, cash, cash equivalents and short-term investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
March 31, 2009:
Cash and cash equivalents	$10,005,855	$—	$—	$10,005,855
Short-Term Investments:
Corporate debt securities	6,723,257	33,648	(867)	6,756,035
Government-sponsored enterprise debt securities	10,966,860	54,766	(616)	11,021,010

	17,690,117	88,411	(1,483)	17,777,045

Total	$27,695,972	$88,411	$(1,483)	$27,782,900

December 31, 2008:
Cash and cash equivalents	$8,518,118	$—	$—	$8,518,118
Short-Term Investments:
Corporate debt securities	9,636,225	39,475	(7,765)	9,667,935
Government-sponsored enterprise debt securities	13,987,055	117,395	—	14,104,450

	23,623,280	156,870	(7,765)	23,772,385

Total	$32,141,398	$156,870	$(7,765)	$32,290,503

Amortization of discounts and premiums related to cash and investments resulted in income of $78,902 and $164,097 for the three months ended March 31, 2009 and 2008, respectively.

4. INVENTORIES:

As of March 31, 2009 and December 31, 2008, inventories consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials	$4,249,952	$3,882,706
Work-in-process	6,852,366	6,894,250
Finished goods	9,502,346	8,980,312

	$20,604,664	$19,757,268

5. PROPERTY AND EQUIPMENT:

As of March 31, 2009 and December 31, 2008, property and equipment consisted of the following:

	March 31, 2009	December 31, 2008
Construction in-progress	$9,579,211	$8,800,239
Machinery and equipment	7,526,146	7,374,300
Furniture and computer, sales, marketing and office equipment	5,021,158	4,900,030
Leasehold improvements	7,897,102	6,282,637

	30,023,617	27,357,206
Less—Accumulated depreciation and amortization	(13,363,302)	(12,919,280)

	$16,660,315	$14,437,926

As of March 31, 2009 and December 31, 2008, property and equipment included assets designated as construction in-progress and not placed in service. These assets begin depreciating when they are placed into service.

We capitalized interest cost incurred on borrowed funds used to expand our manufacturing facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $112,454 and $65,000 for the three months ended March 31, 2009 and 2008, respectively.

Depreciation expense for the three months ended March 31, 2009 and 2008 was $453,606 and $477,683, respectively.

6. OTHER ACCRUED EXPENSES:

As of March 31, 2009 and December 31, 2008, other accrued expenses consisted of the following:

	March 31, 2009	December 31, 2008
Commissions payable	$1,955,302	$1,862,248
Interest payable	875,000	875,000
Royalties and other payables	2,237,874	2,311,613

	$5,068,176	$5,048,861

7. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of common stock outstanding and in total shareholders’ equity for the period from December 31, 2008 through March 31, 2009.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2008	75,930,352	$45,641,685
Common stock purchased under the employee stock purchase plan	20,233	51,594
Stock-based employee compensation expense determined under SFAS No. 123R	134,833	353,491
Net loss	—	(1,176,379)
Changes in accumulated other comprehensive loss	—	(90,296)

Balance, March 31, 2009	76,085,418	$44,780,095

Equity Compensation Plan

We have an equity compensation plan (the “Plan”) that provides for incentive and nonqualified stock options, restricted stock awards, restricted stock units and other equity incentives to be granted to directors, employees, and consultants. The Plan has been approved by our shareholders.

As of March 31, 2009, there were 9,594,318 remaining shares authorized for issuance under our Plan, of which 7,800,562 shares were outstanding and 1,793,756 shares were available for future grants.

Common Stock

During the three months ended March 31, 2008, we issued under the Plan 6,700 shares of common stock valued at $20,971 for consulting services rendered pursuant to a consulting agreement.

Performance-based Equity Awards

In September 2008, we granted performance-based equity awards under our Plan to certain executive officers under which up to an aggregate 421,200 shares of our common stock, valued at $2.68 per share, may be issued. The number of shares of common stock payable under each award is dependent upon our achievement of certain revenue amounts from U.S. sales of CORTOSS Bone Augmentation Material and related delivery systems during the twelve-month period commencing with the first calendar month immediately following the date on which the U.S. Food and Drug Administration grants 510(k) clearance for the use of CORTOSS in vertebral augmentation (the “Twelve-Month Performance Period”). The performance-based equity awards were valued on the date of grant and will be recognized as compensation expense based on the most probable achievement of revenue amounts after we receive the above-mentioned 510(k) clearance. The performance-based equity awards will be null and void if the 510(k) clearance for COROTSS is not received on or before September 17, 2011. Because the performance-based equity awards also require ongoing future service, we will recognize compensation over a three year period subsequent to any 510(k) clearance date. These shares will vest 50% on the first anniversary date of the end of the Twelve-Month Performance Period and 50% on the second anniversary of the Twelve-Month Performance Period, provided the recipient remains continuously employed with us through the vesting date. As of March 31, 2009, we had not achieved any of the performance conditions related to these awards and therefore did not recognize any expense during the three months ended March 31, 2009.

Restricted Stock and Restricted Stock Units

Restricted stock units awarded under the Plan and representing 134,833 shares of our common stock vested during the three months ended March 31, 2009, and accordingly we issued 134,833 shares of our common stock.

There was $305,056 of unrecognized cost related to unvested restricted stock and restricted stock units as of March 31, 2009 which is expected to be recognized over a weighted average period of approximately two years. The compensation expense recorded for these awards during the three months ended March 31, 2009 and 2008 was $108,928 and $90,961, respectively. As of March 31, 2009 there were outstanding 54,056 shares of unvested restricted stock and unvested restricted stock units representing 134,833 shares of common stock.

Common Stock Options

During the three months ended March 31, 2009, we issued under the Plan options to purchase 638,900 shares of common stock to our employees. The aggregate fair value of the grants was $989,445 and will be amortized over the four year vesting term. Compensation expense recorded during the three months ended March 31, 2009 and 2008 was $244,563 and $192,129, respectively.

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

There was $3,592,039 of unrecognized compensation cost related to unvested employee stock options as of March 31, 2009 which is expected to be recognized over a weighted average period of approximately three years.

The following table summarizes stock option activity from December 31, 2008 through March 31, 2009:

Number of Underlying Shares
Outstanding at December 31, 2008	6,675,326
Granted	638,900
Exercised	—
Cancelled and Expired	(123,753)

Outstanding at March 31, 2009	7,190,473

Employee Stock Purchase Plan

During the three months ended March 31, 2009 and 2008, 20,233 and 17,061 shares of common stock were purchased under our Employee Stock Purchase Plan for proceeds of $51,594 and $41,799, respectively.

Common Stock Purchase Warrants

As of March 31, 2009, we had outstanding warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share. All of these warrants were granted pursuant to our debt facility (See Note 10). Of the outstanding warrants, warrants to purchase 1,099,707 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of notes under the facility, if any. These warrants expire in July 2012.

8. PRODUCT SALES:

For the three months ended March 31, 2009 and 2008, product sales by geographical market were as follows:

	Three months ended March 31
	2009	2008
United States	$20,497,623	$15,053,967
Outside the United States	1,192,736	1,110,315

	$21,690,359	$16,164,282

Approximately 76% of our product sales during the first three months of 2009 were from orthobiologics products, as compared to approximately 74% of product sales during the first three months of 2008. Our biosurgery products contributed approximately 24% of product sales for the three months ended March 31, 2009, as compared to 26% for the same period in 2008.

9. COMMITMENTS AND CONTINGENCIES:

Agreement with Kensey Nash Corporation

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize certain biomaterials-based products based upon our VITOSS platform. The new products to be developed under this agreement are based on our internally developed proprietary VITOSS bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any approved or cleared jointly developed product under the agreement, and we will market and sell the product worldwide. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product and make royalty payments to Kensey based on the net sales of such product. These rights and obligations extend until February 2014 for the VITOSS FOAM product platform and until at least February 2024 for our VITOSS Bioactive FOAM product.

Approximately 66% of our product sales during the three months ended March 31, 2009 were from products based upon our VITOSS FOAM platform co-developed with Kensey.

During the three months ended March 31, 2009 and 2008, we purchased $1,842,531 and $1,459,162, respectively, of product inventory manufactured by Kensey on our behalf. As of March 31, 2009 and December 31, 2008, we owed Kensey $2,414,853 and $3,154,552, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on our consolidated balance sheets. All product royalty expense payable to Kensey is included in cost of sales on our consolidated statements of operations as we recognize product sales revenue from our customers.

In addition, we pay royalties to Kensey on our VITOSS Bone Graft Substitute product sales, based on a royalty arrangement that Kensey purchased from the product’s co-inventor effective April 2004, up to an aggregate payment of $5,000,000. From inception of the royalty arrangement through March 31, 2009, we have made aggregate royalty payments of $2,769,309.

Expansion of Manufacturing Capacity and Other Facility Renovations

As of March 31, 2009, we had committed to spend approximately $2,200,000 for plant renovations and equipment purchases scheduled for the remainder of 2009, primarily to further expand our capacity to manufacture VITAGEL. We plan to finance the renovations and equipment purchases through cash on hand.

Agreement with Medafor

In 2008, we obtained certain non-exclusive rights in the United States, and in certain limited territories outside of the United States, to distribute VITASURE pursuant to an agreement with Medafor. We purchased $1,000,000 of VITASURE product inventory from Medafor and launched the VITASURE product during 2008. Under the agreement, if certain conditions are met, we are obligated to purchase and pay for $1,000,000 of additional VITASURE product from Medafor during the remainder of 2009.

Product Development Milestones

In January 2009, we licensed certain technology rights from others and, in connection therewith, contractually agreed to make milestone payments upon achievement of specified goals for the development of new products. The timing and actual amount of these payments can be difficult to determine as these payments depend upon satisfactory achievement of product development and other milestones, which will be determined based on events that may occur in the future. During the three months ended March 31, 2009, we paid $1,215,000 pursuant to contractual obligations that we incurred in 2009, which includes $515,000 recorded as a license rights intangible asset, approximately $500,000 capitalized as construction in-progress, and approximately $200,000 recorded as research and development expense. Additional milestone payments may become due in 2009 if certain other milestones are met during the year. We expect to pay between $1,000,000 and $2,000,000 for milestone payments during 2009, in addition to those already paid, for research and development activities. In addition, if products under development are brought to market, we may be obligated to make certain launch-related milestone payments of up to $1,000,000, as well as additional payments which may be made depending upon the potential achievements of sales milestones in the future.

10. SENIOR SECURED NOTE PURCHASE FACILITY

On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We initially issued $25,000,000 of our 10% senior secured notes under the facility on July 30, 2007. The majority of the proceeds from the initial $25,000,000 principal amount note issuance was used to (i) repurchase an obligation to pay certain revenue interest royalties on sales of certain products; and (ii) pay off outstanding indebtedness under capital lease obligations and notes payable.

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

As of March 31, 2009, we had the option through January 30, 2010 to borrow up to an additional $10,000,000 under the facility to fund working capital and other general business purposes, including product acquisitions, sales force expansion and product development, subject to the satisfaction of certain conditions, which include the following:

(1)	consolidated net revenues for our most recently ended four consecutive quarterly periods of at least $45,000,000; and

(2)	the option to prepay any of the notes outstanding under the facility has not been exercised by us.

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

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of March 31, 2009, we must maintain a minimum cash, cash equivalents, and short-term investments of $8,750,000. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of favor of the note holders a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of March 31, 2009, we must maintain a minimum balance of $14,000,000 in our cash, cash equivalents, and short-term investments in order to avoid obtaining a letter of credit, and currently we are not required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions as defined in the facility terms, make investments and pay dividends.

Outstanding principal amounts under the notes bear annual interest at 10%, provided that interest shall accrue at the rate of 12% per year during the continuance of any event of default and shall be payable on demand.

In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share, of which warrants to purchase 1,099,707 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of the 10% senior secured notes under the facility. The fair value of the exercisable warrants of $1,491,968 was determined using the Black-Scholes option-pricing model. Of this amount, $1,206,460 for exercisable warrants to purchase 733,138 shares was recorded on our consolidated balance sheet at inception as a discount to the initial loan amount of $25,000,000 and is being amortized into interest expense over the five-year term of the facility. In addition, $285,508 for exercisable warrants to purchase 366,569 shares was recorded on our consolidated balance sheet on July 31, 2008 as a discount to the $10,000,000 borrowed on July 31, 2008 and is being amortized into interest expense over the remaining term of the facility, which expires on July 30, 2012. As of March 31, 2009, the unamortized debt discount to the loan amount related to the warrants totaled $1,122,801. The carrying value of the note on our consolidated balance sheets was $33,877,199 and $33,808,606 as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, we had $35,000,000 outstanding under the facility, and had accrued $875,000 in interest thereon.

11. AGREEMENTS WITH ANGIOTECH:

Effective January 1, 2006, we entered into a license agreement with Angiotech pursuant to which Angiotech licensed to us a composite liquid hemostat (which we re-branded as VITAGEL Surgical Hemostat) and the CELLPAKER plasma collection system used in conjunction with VITAGEL. The license agreement originally required us to pay Angiotech profit-sharing royalties on sales of VITAGEL and CELLPAKER products. However, in December 2006, pursuant to a royalty sale agreement with Angiotech, we purchased the profit-sharing royalty rights for VITAGEL and CELLPAKER products under the license agreement for $9,000,000 in cash. Concurrently with this purchase, we amended and restated our license agreement with Angiotech to eliminate our obligations to meet minimum sales requirements, extend the term of the license from December 31, 2014 through July 31, 2017, and eliminate certain termination rights in favor of Angiotech.

Under the amended and restated license agreement, we have exclusive rights to manufacture, market and sell VITAGEL products throughout the world for orthopedic indications, and non-exclusive rights to manufacture, market and sell CELLPAKER products throughout the world for all indications. Under the amended and restated license agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture, market and sell an Angiotech-branded VITAGEL product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture, market and sell VITAGEL outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture, market and sell VITAGEL outside of the orthopedic field throughout the world.

Prior to the amendment and restatement of the license agreement in December 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of VITAGEL and CELLPAKER products that we manufactured. The $9,000,000 payment has been recorded as a license right intangible on the accompanying consolidated balance sheets. This amount is being amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is July 31, 2017. Amortization of $212,598 for the license right intangible was recorded during the three months ended March 31, 2009 and 2008, respectively, and is included in cost of sales on the accompanying consolidated statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be incorrect. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, regulatory approval, demand and market acceptance of our products; the amount of data that the FDA will require for our CORTOSS™ 510(k) application and whether any data will be sufficient to support approval; when and if we will become profitable; the cost to expand our manufacturing and operating facilities; the development of our sales network; capital expenditures; future liquidity; uses of cash; the achievement of product development goals and the amount and timing of related milestone and other payments; sales product mix and related margins; our ability to manage our manufacturing facilities and requirements; cost and availability of raw materials; inventory levels; development costs for existing and new products; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the U.S. Securities and Exchange Commission (the “SEC”).

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Product sales for the three months ended March 31, 2009 increased 34% to $21,690,359 as compared to $16,164,282 for the same period in 2008. Increased product sales principally reflect increased sales of both our orthobiologics products and our biosurgery products in the United States. In the U.S., our current orthobiologics products are based on our proprietary VITOSS™ Bone Graft Substitute technology, and include the IMBIBE™ Bone Marrow Aspiration System. Our biosurgery products include our VITAGEL™ Surgical Hemostat, our VITASURE™ Absorbable Hemostat, the CELLPAKER™ Plasma Collection System used in conjunction with VITAGEL, and other accessories and delivery products that complement our VITAGEL product. We anticipate that our product sales will remain insufficient to support our operations at expected spending levels through the end of the third quarter of 2009. We expect to continue to incur operating losses through the end of the third quarter in 2009 as we plan to continue to expand our sales and marketing activities, pursue research and product development efforts and further develop our manufacturing capabilities. We believe product sales during the fourth quarter of 2009 should support the level of operating expenses we anticipate for that period. Our ability to achieve this goal is subject to uncertainties, including those referenced in “Forward-Looking Statements” above. As a result, we cannot assure that product sales will support operating expenses during that period or thereafter.

The following summarizes our principal cash commitments at March 31, 2009 and, as of the date of this report, our principal anticipated expenditures. For additional information on commitments and contingencies, see Note 9 to our consolidated interim financial statements included in this report.

•

Operations. We expect to use cash, cash equivalents and short-term investments to fund our operations until we generate sufficient cash to support our operations. We have contractual commitments under our leases to pay approximately $583,000 in rent during the remainder of 2009. In addition, we expect to hire additional direct sales representatives to support not only the growth of our existing products, but to plan ahead for the possible clearance and commercial launch of CORTOSS in the United States. We believe that our investment in our sales force may also support opportunities to pursue the in-license or distribution of additional products. We also expect to build inventory in 2009 to plan for the possible clearance and launch of CORTOSS in the U.S. and to establish a strategic inventory stockpile for VITAGEL.

•

Agreement with Kensey. Approximately 66% of our product sales during the three months ended March 31, 2009 were from products based upon our VITOSS FOAM platform co-developed with Kensey. As of March 31, 2009, we owed Kensey $2,414,853 for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on our consolidated balance sheets.

•

Research and development. We expect to incur approximately $1,600,000 in external costs during the remainder of 2009 for research and development activities. Of this amount, we expect to incur approximately $500,000 in external costs for the CORTOSS 510(k) application that is currently under review by the FDA. The remainder relates to certain payment obligations based on the achievement of certain product development and other milestones in 2009 and beyond. See “Contractual Obligations and Commercial Commitments—Research and development” below for more information.

•

Debt service obligation. We expect to pay $875,000 in interest payments during each quarter of 2009 under the $35,000,000 aggregate principal amount of notes issued under our debt facility with LB I Group Inc. See Note 10 to our consolidated interim financial statements included in this report for additional information.

•

Expansion of manufacturing capacity and other facility renovations. We are committed to spend approximately $2,200,000 and expect to spend approximately $2,800,000 for plant renovations and equipment during the remainder of 2009, primarily to further expand our capacity to manufacture VITAGEL. We plan to finance the renovations and equipment through cash on hand.

•

Medafor Agreement. We are obligated to spend $1,000,000 during the reminder of 2009 to purchase additional VITASURE product inventory under our distribution agreement with Medafor if certain conditions are met.

We believe our existing cash, cash equivalents, and short-term investments of $27,782,900 as of March 31, 2009 will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated interim financial statements requires us to make assumptions, estimates and judgments which affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of our consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results will differ from those estimates. We have addressed our critical accounting policies in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CRITICAL ACCOUNTING POLICIES.” There were no changes in our critical accounting policies for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our common stock and other debt and equity securities. Cash, cash equivalents and short-term investments were $27,782,900 and $32,290,503 at March 31, 2009 and December 31, 2008, respectively.

DISCUSSION OF CASH FLOWS

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2009 was $2,864,745, compared to $7,126,094 used in operating activities for the three months ended March 31, 2008. Our operating cash outflows for the three months ended March 31, 2009 primarily were used to fund our operations and include $873,381 used to fund increases in inventories. In addition, decreases in accounts payable and accrued expenses of $1,627,056 were a use of operating cash flows in the three months ended March 31, 2009.

We expect to continue to focus our efforts on sales growth under our orthobiologics and biosurgery product platforms in 2009. We launched our VITOSS Bioactive FOAM and VITASURE products in 2008. We may continue to add direct sales representatives to our organization for those territories in the U.S. where either we do not currently have independent distributor coverage or the territory is underserved in an effort to increase sales of our existing product lines and to plan ahead for the possible clearance of CORTOSS in the United States. Also, we intend to fund studies to collect and publish post-clinical data relating to the performance of VITOSS to support our marketing and sales efforts.

We expect to continue to use cash, cash equivalents and short-term investment proceeds to fund our operations until we are profitable. We anticipate that our product sales will remain insufficient to support our present operations at expected spending levels through the end of the third quarter of 2009. As a result, we expect to continue to incur operating losses through the end of the third quarter of 2009 as we continue to expand our sales and marketing activities, pursue research and product development efforts and further develop our manufacturing capabilities. We believe product sales during the fourth quarter of 2009 should support the level of operating expenses we anticipate for that period. Our ability to achieve this goal is subject to uncertainties, including those referenced in “Forward-Looking Statements” above. As a result, we cannot assure that product sales will support operating expenses during that period or thereafter.

We expect to use approximately $1,600,000 of cash in 2009 for external research and development activities. Of this amount, we expect to incur approximately $500,000 in external costs for the CORTOSS 510(k) application that is currently under review by the FDA. The remainder represents certain payment obligations based on the achievement of specified product development and other milestones in 2009 and beyond. See “CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS—Research and development” below for more information. The overall level of our research and development expense in future periods will depend upon the development status and cost of products currently in our pipeline and any new products that we may determine to pursue in the future. We also expect to incur additional expenses to support the U.S. launch of CORTOSS if it receives FDA clearance.

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

We are obligated to use cash, cash equivalents and short-term investments to purchase and pay for $1,000,000 of VITASURE product during the remainder of 2009 in accordance with our distribution agreement with Medafor. We launched VITASURE in 2008.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $4,270,922 for the three months ended March 31, 2009 compared to net cash provided by investing activities of $5,760,846 for the three months ended March 31, 2008. The decrease in cash provided by investing activities for the three months ended March 31, 2009 primarily reflects $1,226,242 to purchase equipment and leasehold improvements for the further expansion of our product development and manufacturing capabilities for VITAGEL and VITOSS and $515,000 for a license right intangible asset, as compared to $428,309 spent during the three months ended March 31, 2008 for equipment and leasehold improvements.

We invest our excess cash in highly liquid investment-grade marketable securities, including corporate debt securities and government-sponsored enterprise debt securities. Marketable securities having maturities greater than three months are classified as short-term investments.

We expect to spend approximately $2,800,000 during the remainder of 2009 to expand our manufacturing facility for VITAGEL, as well as for leasehold improvements and capital equipment. We plan to finance the expansion, renovations and equipment through cash on hand.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2009 was $51,594 compared to $41,799 for the three months ended March 31, 2008.

Until we achieve sales at levels to enable us to fund operating expenses, we expect to continue to use cash, cash equivalents and proceeds from sales of short-term investment to fund operating and investing activities. As of March 31, 2009, we had cash, cash equivalents and short-term investments of $27,782,900 and we had $10,000,000 available for additional borrowing under our debt facility with LBI Group Inc. However, in September 2008, Lehman Brothers Holding Inc., an affiliate of LB I Group, filed for bankruptcy relief under Chapter 11 of Title 11 in the U.S. Bankruptcy Code. Accordingly, as an affiliate of Lehman Brothers Holding Inc., LB I Group may not be able, or may be unwilling, to advance any additional funds under the debt facility.

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

Borrowings under the facility are guaranteed by us and one of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to CORTOSS and ALIQUOT. We are required to make quarterly interest only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, except that during the continuance of any event of defaults, interest would accrue at the rate of 12% per year and the notes be payable on demand. As of March 31, 2009, we expect to incur quarterly interest expense of $875,000 under our debt facility during 2009.

Agreement with Kensey Nash Corporation. Pursuant to our agreement with Kensey, we are obligated to pay Kensey for manufacturing VITOSS FOAM and VITOSS Bioactive FOAM, as well as certain royalties on the net sales of these products. As of March 31, 2009, we owed Kensey $2,414,853 for manufactured product inventory and royalties.

In addition, we pay royalties to Kensey on our VITOSS Bone Graft Substitute product sales, based on a royalty arrangement that Kensey purchased from the product’s co-inventor effective April 2004, up to an aggregate payment of $5,000,000. From inception of the royalty arrangement through March 31, 2009, we have made aggregate royalty payments of $2,769,309.

Leases. We lease facilities under non-cancelable operating leases that are scheduled to expire on July 31, 2017. Our annual rental payments under the leases are approximately $800,000 for 2009 and are scheduled to increase over time up to approximately $975,000 in the year 2016.

Expansion of manufacturing capacity and other facility renovations. As of March 31, 2009, we have approximately $2,200,000 in commitments outstanding for plant expansion and equipment to increase our capacity at sites we currently lease to manufacture VITAGEL.

Research and development. In connection with the development of new products with business partners, we may contractually agree to make milestone payments upon achievement of specified developmental goals. The timing and actual amount of these payments can be difficult to determine as they depend upon satisfactory achievement of product development and other milestones, which will be determined based on events that may occur in the future. We have paid $1,215,000 for non-recurring license fees and product development milestones pursuant to contractual obligations that we incurred during the three months ended March 31, 2009. Additional milestone payments may become due as early as 2009 if certain other milestones are met during the year. We expect to incur approximately $1,000,000 to $2,000,000 for milestone payments during the remainder of 2009 in addition to those already paid for research and development activities. In addition, if products under development are brought to market, we may be obligated to make certain launch-related milestone payments of up to $1,000,000, as well as additional payments which may be made depending upon the potential achievement of sales milestones in future periods.

Agreement with Medafor. In April 2008, we obtained certain non-exclusive rights in the United States and in certain limited territories outside of the United States to distribute VITASURE pursuant to an agreement with Medafor. Under the agreement, if certain conditions are met, we are obligated to purchase and pay for at least $1,000,000 of additional VITASURE product from Medafor during the reminder of 2009.

RESULTS OF OPERATIONS

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.” As described therein, we expect to continue to incur significant operating losses in the foreseeable future as we continue our product development and sales efforts.

Product Sales. Product sales for the three months ended March 31, 2009 increased 34% to $21,690,359 as compared to $16,164,282 for the same period in 2008. Sales growth was primarily attributable to increased sales volume of our orthobiologics products in the United States. Approximately 76% of our product sales during the first three months of 2009 were from our orthobiologics products, as compared to approximately 74% of product sales during the first three months of 2008. Sales of our VITOSSTM Bioactive FOAM products, which were launched in 2008, contributed a substantial portion of overall orthobiologics product sales during the three months ended March 31, 2009, in part due to supplanting sales of our VITOSSTM FOAM products. Our biosurgery products contributed approximately 24% of product sales for the three months ended March 31, 2009 as compared to 26% for the same period in 2008.

For the three months ended March 31, 2009 and 2008, 95% and 93% of product sales, respectively, were in the U.S. from sales of our orthobiologics and biosurgery products. The remaining sales during 2009 and 2008 were the result of orthobiologics and biosurgery product sales outside the U.S, primarily in Europe.

Gross Profit. Gross profit for the three months ended March 31, 2009 was $14,680,201 as compared to $10,352,072 for the same period in 2008. As a percentage of sales, gross profit was 68% and 64% for the three months ended March 31, 2009 and 2008, respectively. The increase in the gross margin for 2009, as compared to 2008, primarily reflects more favorable product mix. Our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for the three months ended March 31, 2009 and 2008 were $15,052,465 and $14,370,389, respectively, which represents a 5% increase in operating expenses in the first quarter of 2009 over the same period in 2008. Operating expenses were 69% and 89% of product sales for the three months ended March 31, 2009 and 2008, respectively.

General and administrative expenses for the three months ended March 31, 2009 were $2,613,078, a 6% increase compared to $2,458,405 for the same period in 2008. The increase in expenses was primarily due to higher consulting costs. General and administrative expenses were 12% and 15% of product sales for 2009 and 2008, respectively.

Selling and marketing expenses were $10,499,271 for the three months ended March 31, 2009, a 3% increase from $10,208,375 for the three months ended March 31, 2008. The increase for the three months ended March 31, 2009 was primarily due to higher expenses incurred in order to support the growth and anticipated growth of U.S product sales, and higher commissions paid in the U.S. as a result of increased product sales during the quarter. Amounts for selling and marketing expenses were 49% and 63% of product sales for the three months ended March 31, 2009 and 2008, respectively.

Research and development expenses increased to $1,940,116 for the three months ended March 31, 2009 from $1,703,609 for the same period in 2008. The 14% increase for the three months ended March 31, 2009, as compared to the corresponding period in 2008, primarily was due to costs incurred for product development milestone payments for potential new products. Research and development expenses were 9% and 11%, respectively, of product sales for the three months ended March 31, 2009 and 2008.

Net other income (expense). Net other income (expense) was an expense of $789,765 for the three months ended March 31, 2009 and included interest income and interest expense. Net other income (expense) was an expense of $179,703 for the three months ended March 31, 2008 and included interest income and interest expense. Net other income (expense) for the three month period in 2009 was higher than that for the corresponding period in 2008 as a result of higher interest expense, due to higher notes payable in 2009, and lower interest income, due to lower interest rates earned on lower cash, cash equivalents and short-term investment balances in 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The functional currency for our European branch operation is the Euro. The functional currency for our subsidiary in the United Kingdom is the British pound sterling. Accordingly, in accordance with SFAS No. 52, “Foreign Currency Translation,” all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are accumulated in a separate component of shareholders’ equity (accumulated other comprehensive loss). Foreign currency transaction gains and losses, if any, are included in results of operations.

As of March 31, 2009 and December 31, 2008, our total exposure to foreign currency risk in U.S. dollar terms was approximately $3,147,000 and $2,525,000, or 3% of our total assets, respectively. The potential impact of a hypothetical 10% decline in foreign exchange rates would result in a total decline in the fair value of our assets of approximately $315,000 at March 31, 2009 and $253,000 at December 31, 2008.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of March 31, 2009 and December 31, 2008, our short-term investments consisted of highly liquid investment-grade marketable securities including corporate debt securities and government-sponsored enterprise debt securities. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

ORTHOVITA, INC.
(Registrant)

May 8, 2009	By:	/s/ ANTONY KOBLISH
Antony Koblish Chief Executive Officer and President (Principal executive officer)

May 8, 2009	By:	/s/ ALBERT J. PAVUCEK, JR.
Albert J. Pavucek, Jr. Chief Financial Officer (Principal financial and accounting officer)