Form 10-Q
period 2009-06-30
ORTHOVITA INC
filed 2009-08-07
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Class

Outstanding as of August 4, 2009

Common Stock, par value $.01

76,325,022 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,088,199	$8,518,118
Short-term investments	13,780,867	23,772,385
Accounts receivable, net of allowance for doubtful accounts of $215,418 and $252,155, respectively	11,734,738	10,880,623
Inventories	21,623,388	19,757,268
Other current assets	715,292	693,889

Total current assets	58,942,484	63,622,283
Property and equipment, net	18,567,146	14,437,926
License rights and technology intangibles, net	12,122,553	12,353,783
Other assets	652,735	756,533

Total assets	$90,284,918	$91,170,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,152,101	$4,032,364
Accrued compensation and related expenses	2,087,144	2,329,157
Other accrued expenses	5,670,167	5,048,861

Total current liabilities	10,909,412	11,410,382

LONG-TERM LIABILITIES:
Notes payable, net of debt discount of $1,052,273 and $1,191,394, respectively	33,947,727	33,808,606
Other long-term liabilities	448,711	309,852

Total long-term liabilities	34,396,438	34,118,458

Total liabilities	45,305,850	45,528,840

COMMITMENTS (Note 9)

SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000,000 shares authorized, 76,273,699 and 75,930,352 shares issued and outstanding, respectively	762,737	759,304
Additional paid-in capital	222,941,058	221,632,493
Accumulated deficit	(178,546,932)	(176,672,323)
Accumulated other comprehensive loss	(177,795)	(77,789)

Total shareholders’ equity	44,979,068	45,641,685

Total liabilities and shareholders’ equity	$90,284,918	$91,170,525

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
PRODUCT SALES	$24,491,246	$19,340,714	$46,181,605	$35,504,996
COST OF SALES	7,666,552	6,355,907	14,676,711	12,168,116

GROSS PROFIT	16,824,694	12,984,807	31,504,894	23,336,880

OPERATING EXPENSES:
General and administrative	3,091,021	3,072,327	5,704,099	5,530,732
Selling and marketing	12,114,128	11,070,617	22,613,399	21,278,992
Research and development	1,716,995	2,132,680	3,657,111	3,836,289

Total operating expenses	16,922,144	16,275,624	31,974,609	30,646,013

OPERATING LOSS	(97,450)	(3,290,817)	(469,715)	(7,309,133)
INTEREST EXPENSE	(661,862)	(473,983)	(1,586,191)	(1,162,182)
INTEREST INCOME	75,432	302,507	209,997	811,003
LOSS ON DISPOSAL OF ASSETS	—	(145,983)	—	(145,983)

LOSS BEFORE INCOME TAXES	(683,880)	(3,608,276)	(1,845,909)	(7,806,295)
INCOME TAXES	(14,350)	(14,350)	(28,700)	(28,700)

NET LOSS	$(698,230)	$(3,622,626)	$(1,874,609)	$(7,834,995)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.05)	$(0.02)	$(0.10)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	76,077,910	75,795,861	75,991,471	75,774,893

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,874,609)	$(7,834,995)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	923,391	967,411
Amortization of premiums and discounts on investments	(84,127)	(231,485)
Amortization of license rights and technology intangibles	746,230	425,196
Amortization of debt discount	139,121	120,645
Compensation related to restricted stock awards, restricted stock units and stock option accounting for employees and non-employee directors	726,133	633,372
Common stock issued for services rendered	—	20,971
Charge related to exchange of non-employee stock options for common stock	—	170,082
Fair market value adjustment related to derivative liability associated with non-employee stock options	97,909	(72,164)
Provision for doubtful accounts	(18,437)	48,132
Loss on disposal of assets	—	145,983
(Increase) decrease in -
Accounts receivable	(824,928)	(1,451,588)
Inventories	(1,866,079)	(1,452,747)
Other current assets	(18,134)	116,127
Other assets	20,891	(127,315)
(Decrease) increase in -
Accounts payable	(942,192)	(721,143)
Accrued compensation and related expenses	(358,709)	(353,244)
Other accrued expenses	(153,157)	(877,208)
Other long-term liabilities	40,950	10,358

Net cash used in operating activities	(3,445,747)	(10,463,612)

INVESTING ACTIVITIES:
Purchases of short-term investments	(10,029,172)	(20,749,070)
Proceeds from sale and maturity of short-term investments	19,974,172	34,974,053
Purchase of license right intangible	(515,000)	—
Purchases of property and equipment	(4,007,966)	(2,413,246)

Net cash provided by investing activities	5,422,034	11,811,737

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and common stock purchased under the employee stock purchase plan	585,865	87,511

Net cash provided by financing activities	585,865	87,511

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7,929	256,720

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,570,081	1,692,356
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,518,118	10,185,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,088,199	$11,878,131

SUPPLEMENTAL CASH FLOW INFORMATION:

Property and equipment purchases included in accounts payable and accrued expenses	$961,689	$1,018,310
Cash paid for interest, net of amount capitalized	$1,446,906	$1,038,111

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY:

We are an orthobiologics and biosurgery company which develops and markets novel medical devices. Our orthobiologics platform offers products for the fusion, regeneration, and fixation of human bone. Our current fusion and regeneration products are based on our proprietary Vitoss™ Bone Graft Substitute technology and address the non-structural bone graft market with synthetic, bioactive alternatives to patient- and cadaver-derived bone tissue. Our proprietary Cortoss™ Bone Augmentation Material, an injectable polymer composite which mimics the structural characteristics of human bone, provides the basis for our fixation portfolio. In June 2009, we received U.S. Food and Drug Administration (“FDA”) clearance for the use of Cortoss Bone Augmentation Material in vertebral augmentation, and we initiated a controlled launch of Cortoss in the U.S. in July 2009. Our biosurgery platform offers products for controlling intra-operative bleeding, also known as hemostasis. Our hemostasis portfolio includes Vitagel™ Surgical Hemostat, a proprietary, collagen-based matrix that controls bleeding and facilitates healing, and Vitasure™ Absorbable Hemostat, a proprietary plant-based product that can be deployed quickly throughout surgery. We also market accessories and delivery products which complement our orthobiologics and biosurgery platforms.

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

In the U.S., we have assembled a field sales network of direct sales representatives and independent non-stocking distributors in order to market Vitoss, Cortoss, Aliquot™ Delivery System, Vitagel, Vitasure, the Imbibe™ Bone Marrow Aspiration System and the CellPaker™ Plasma Collection System. Outside of the U.S., we primarily utilize a network of independent stocking distributors to market Vitoss, Cortoss, Aliquot™ Delivery System, Vitagel, CellPaker and Vitasure.

The current economic downturn, including disruptions in the capital and credit markets, may continue indefinitely and intensify, and could adversely affect our results of operations, cash flows and financial condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business, conduct acquisitions or make other discretionary investments. These circumstances may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. This could adversely affect our results of operations, cash flows and financial condition. A weakening business climate could cause longer sales cycles and slower growth, and could expose us to increased business or credit risk in dealing with customers or suppliers adversely affected by economic conditions. Our ability to collect accounts receivable may be delayed or precluded if our customers are unable to pay their obligations.

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

Equity awards and warrants to purchase an aggregate of 9,549,245 and 8,403,387 common shares were excluded from our computation of diluted net loss per common share for the six months ended June 30, 2009 and 2008, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

Stock-based Compensation

We apply Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires us to expense the fair value of employee stock options and similar awards in our consolidated statements of operations. Compensation expense for awards granted prior to 2006 are being amortized based upon a graded vesting schedule in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Compensation expense for all stock-based compensation awards granted to employees on and after January 1, 2006 is amortized on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense recognized under SFAS No. 123R included in our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Cost of Sales	$27,362	$10,660	$41,059	$19,576
General and administrative	143,229	146,180	309,848	279,194
Selling and marketing	154,238	139,016	275,405	243,330
Research and development	47,813	54,428	99,821	91,272

Total operating expenses	$372,642	$350,284	$726,133	$633,372

The fair value of stock option awards to employees was estimated using the Black-Scholes option pricing model on the date of grant, with the following weighted average assumptions for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Risk-free interest rate	3.11%	3.66%	2.80%	3.56%
Expected volatility	55%	59%	55%	59%
Dividend yield	0%	0%	0%	0%
Expected life	6 years	6 years	6 years	6 years

The weighted average fair value of stock options granted during the three months ended June 30, 2009 and 2008 was $2.45 and $1.50 per share, respectively. The weighted average fair value of stock options granted during the six months ended June 30, 2009 and 2008 was $1.94 and $1.70 per share, respectively.

For the three and six months ended June 30, 2009 and 2008, we calculated expected volatility based upon the historical daily closing prices of our common stock as quoted on the NASDAQ Global Market (“NASDAQ”) over a prior period having a term equal to the expected life of the stock options.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), addresses the accounting of and reporting for the impairment or disposal of long-lived assets such as property, equipment and intangibles. In accordance with SFAS No. 144, we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

We did not recognize any impairment charges related to property and equipment or intangible assets subject to amortization during the six months ended June 30, 2009 and 2008 as their carrying amounts were not impaired.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events“ (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 establishes that entities must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires us to disclose the date through which we evaluated subsequent events. The adoption of SFAS No.165 did not have a material impact on our consolidated interim financial statements. We evaluated subsequent events through August 7, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will be effective for the Company beginning July 1, 2009. The Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) will officially become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. This will have an impact on the disclosures in our financial statements since all future references to authoritative accounting literature will be through the Codification.

Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to classify items of other comprehensive income (loss) separately in the shareholders’ equity section of the consolidated balance sheets. For the three and six months ended June 30, 2009 and 2008, comprehensive loss was:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net loss	$(698,230)	$(3,622,626)	$(1,874,609)	$(7,834,995)

Unrealized loss on investments	(68,468)	(97,760)	(130,645)	(49,492)
Foreign currency translation gain (loss)	58,758	(32,832)	30,639	266,579

Total other comprehensive (loss) income	(9,710)	(130,592)	(100,006)	217,087

Comprehensive loss	$(707,940)	$(3,753,218)	$(1,974,615)	$(7,617,908)

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities, including government-sponsored enterprise debt securities and corporate debt securities. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Additionally, short-term investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of June 30, 2009 and December 31, 2008, all short-term investments were scheduled to mature within one year of the balance sheet date.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets have experienced instability during 2008 and 2009, leading to liquidity disruption in asset-backed commercial paper and failed auctions of auction rate securities. Further deterioration of the global credit market could adversely impact certain financial institutions that may have invested in or offered such securities. To the extent that we hold corporate bonds issued by those financial institutions in our portfolio, we could determine that some of our investments are impaired, which could adversely impact our financial results. As of June 30, 2009 and December 31, 2008, we had not been adversely affected by these credit and liquidity issues.

At June 30, 2009 and December 31, 2008, cash, cash equivalents and short-term investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
June 30, 2009:
Cash and cash equivalents	$11,088,199	$—	$—	$11,088,199

Short-Term Investments:
Corporate debt securities	2,749,398	4,820	—	2,754,218
Government-sponsored enterprise debt securities	11,013,009	13,654	(14)	11,026,649

	13,762,607	18,474	(14)	13,780,867

Total	$24,850,806	$18,474	$(14)	$24,869,066

December 31, 2008:
Cash and cash equivalents	$8,518,118	$—	$—	$8,518,118

Short-Term Investments:
Corporate debt securities	9,636,225	39,475	(7,765)	9,667,935
Government-sponsored enterprise debt securities	13,987,055	117,395	—	14,104,450

	23,623,280	156,870	(7,765)	23,772,385

Total	$32,141,398	$156,870	$(7,765)	$32,290,503

Amortization of discounts and premiums related to investments resulted in income of $5,225 and $84,127 for the three and six months ended June 30, 2009, respectively, as compared to income of $68,770 and $231,485 for the three and six months ended June 30, 2008.

4. INVENTORIES:

As of June 30, 2009 and December 31, 2008, inventories consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials	$3,378,012	$3,882,706
Work-in-process	8,761,819	6,894,250
Finished goods	9,483,557	8,980,312

	$21,623,388	$19,757,268

5. PROPERTY AND EQUIPMENT:

As of June 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	June 30, 2009	December 31, 2008
Construction in-progress	$11,416,224	$8,800,239
Machinery and equipment	7,562,426	7,374,300
Furniture and computer, sales, marketing and office equipment	5,436,762	4,900,030
Leasehold improvements	7,983,989	6,282,637

	32,399,401	27,357,206
Less—Accumulated depreciation and amortization	(13,832,255)	(12,919,280)

	$18,567,146	$14,437,926

As of June 30, 2009 and December 31, 2008, property and equipment included assets designated as construction in-progress and not placed in service. These assets begin depreciating when they are placed into service, and are expected to be completed and placed in service by December 31, 2009.

We capitalized interest cost incurred on borrowed funds used to expand our manufacturing facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $285,026 and $303,094 for the three and six months ended June 30, 2009, and $146,889 and $211,889 for the three and six months ended June 30, 2008, respectively.

Depreciation and amortization expense for the three and six months ended June 30, 2009 was $469,785 and $923,391, and $489,732 and $967,411 for the three and six months ended June 30, 2008, respectively.

6. OTHER ACCRUED EXPENSES:

As of June 30, 2009 and December 31, 2008, other accrued expenses consisted of the following:

	June 30, 2009	December 31, 2008
Commissions	$2,293,999	$1,862,248
Royalties	584,021	506,805
Building improvements	634,850	496,182
Interest	875,000	875,000
Other	1,282,297	1,308,626

	$5,670,167	$5,048,861

7. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of common stock outstanding and in total shareholders’ equity for the period from December 31, 2008 through June 30, 2009.

	Shares	Total Shareholders’ Equity
Balance, December 31, 2008	75,930,352	$45,641,685
Common stock purchased under the employee stock purchase plan	31,157	105,231
Exercise of common stock options	149,157	480,634
Stock-based employee compensation expense determined under SFAS No. 123R	163,033	726,133
Net loss	—	(1,874,609)
Change in accumulated other comprehensive loss	—	(100,006)

Balance, June 30, 2009	76,273,699	$44,979,068

Equity Compensation Plan

We have an equity compensation plan (the “Plan”) that provides for incentive and nonqualified stock options, restricted stock awards, restricted stock units and other equity incentives to be granted to directors, employees, and consultants. The Plan has been approved by our shareholders. On June 23, 2009, our shareholders approved an amendment to increase by 4,000,000 shares the number of shares authorized for issuance under the Plan.

As of June 30, 2009, there were 13,445,161 remaining shares authorized for issuance under our Plan, of which 8,082,969 shares underly outstanding awards, and 5,362,192 shares were available for future grants.

Common Stock

During the six months ended June 30, 2008, we issued under the Plan 6,700 shares of common stock valued at $20,971 for consulting services rendered pursuant to a consulting agreement.

Performance-based Equity Awards

In September 2008, we granted performance-based equity awards under the Plan to certain executive officers whereby up to an aggregate 421,200 shares of our common stock, valued at $2.68 per share, may be issued. The number of shares of common stock payable under each award is dependent upon our achievement of certain revenue amounts from U.S. sales of Cortoss Bone Augmentation Material and related delivery systems during the twelve-month period commencing July 2009, the first calendar month immediately following June 8, 2009, the date on which the FDA granted 510(k) clearance for the use of Cortoss in vertebral augmentation (the “Twelve-Month Performance Period”). The performance-based equity awards were valued on the date of grant and are being recognized as compensation expense based on the most probable achievement of revenue amounts during the Twelve-Month Performance Period. Because the performance-based equity awards also require ongoing future service, we are recognizing compensation over a three year period subsequent to the 510(k) clearance date. The shares underlying these awards vest 50% on the first anniversary date of the end of the Twelve-Month Performance Period and 50% on the second anniversary of the end of the Twelve-Month Performance Period, provided the recipient remains continuously employed with us through the vesting date. During the three and six months ended June 30, 2009, we recognized $20,033 of compensation expense related to these performance-based equity awards.

Restricted Stock and Restricted Stock Units

During the six months ended June 30, 2009, we issued 134,833 shares of our common stock in connection with the vesting of restricted stock units awarded under the Plan.

On June 23, 2009, we issued restricted common stock awards for an aggregate of 28,200 shares to our non-employee directors in consideration of their services. These shares were valued at $137,898 and vest generally on the third anniversary of grant or earlier upon a change of control of the Company, or if certain requirements are met. These awards may also vest upon discontinuance of service, if approved by our board of directors.

As of June 30, 2009, there was $403,631 of unrecognized cost related to unvested restricted stock and restricted stock units, which cost is expected to be recognized over a weighted average period of approximately two years. The compensation expense recorded for the restricted stock units and restricted stock awards during the three and six months ended June 30, 2009 was $38,430 and $147,357, respectively. During the three and six months ended June 30, 2008, we recorded $86,780 and $177,740 of compensation expense, respectively, for the restricted stock units and restricted stock awards. As of June 30, 2009 there were 82,256 outstanding shares of unvested restricted common stock and unvested restricted stock units representing 134,833 shares of common stock.

Common Stock Options

During the six months ended June 30, 2009, we issued under the Plan options to purchase 1,127,500 shares of common stock to our employees. The aggregate fair value of the grants was $2,185,061 and will be amortized over the corresponding vesting term. Compensation expense for all options recorded during the three and six months ended June 30, 2009 was $314,180 and $558,743, respectively. Compensation expense during the respective periods in 2008 for options previously issued was $263,503 and $455,632, respectively.

During the six months ended June 30, 2009, options to purchase 149,157 shares of common stock were exercised for proceeds of $480,634.

Options are granted with exercise prices equal to or greater than the fair market value of the underlying common stock on the date of grant. Generally, incentive stock options become exercisable in equal installments over a four-year period and generally remain exercisable for a maximum period of ten years.

There was $4,452,926 of unrecognized compensation cost related to unvested employee stock options as of June 30, 2009, which is expected to be recognized over a weighted average period of approximately three years.

The following table summarizes stock option activity from December 31, 2008 through June 30, 2009:

Number of Underlying Shares
Outstanding at December 31, 2008	6,675,326
Granted	1,127,500
Exercised	(149,157)
Cancelled and Expired	(208,989)

Outstanding at June 30, 2009	7,444,680

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”) to provide our employees with an opportunity to purchase shares of our common stock through payroll deductions at a discounted price. On June 23, 2009, our shareholders approved an amended and restated version of the ESPP which increased by 200,000 shares the number of shares of the Company’s common stock reserved for issuance under the ESPP and effectuated certain other administrative changes to the ESPP. During the three and six months ended June 30, 2009, employees purchased 10,924 and 31,157 shares of common stock under our ESPP for proceeds of $53,637 and $105,231, respectively. During the three and six months ended June 30, 2008, employees purchased 23,439 and 40,500 shares of common stock under the ESPP for proceeds of $45,712 and $87,511, respectively.

Common Stock Purchase Warrants

As of June 30, 2009, we had outstanding warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share. All of these warrants were granted pursuant to our debt facility (See Note 10). Of the outstanding warrants, warrants to purchase 1,099,707 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of notes under the facility, if any. These warrants expire in July 2012.

8. PRODUCT SALES:

For the three and six months ended June 30, 2009 and 2008, product sales by geographical market were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
PRODUCT SALES
United States	$23,095,079	$17,672,312	$43,612,920	$32,726,279
Outside the United States	1,396,167	1,668,402	2,568,685	2,778,717

Total	$24,491,246	$19,340,714	$46,181,605	$35,504,996

Approximately 79% and 77% of our product sales during the three and six months ended June 30, 2009, respectively, were from orthobiologics products, as compared to approximately 75% of product sales during the same respective periods in 2008. Our biosurgery products contributed approximately 21% and 23% of product sales for the three and six months ended June 30, 2009, as compared to 25% for the respective periods in 2008.

9. COMMITMENTS:

Agreement with Kensey Nash Corporation

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize certain biomaterials-based products based upon our Vitoss platform. The new products to be developed under this agreement are based on our internally developed proprietary Vitoss bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any approved or cleared jointly developed product under the agreement, and we will market and sell the product worldwide. Following the regulatory approval or clearance of each new product under the agreement, we have obligations to pay Kensey for manufacturing the product and to make royalty payments to Kensey based on the net sales of such product. These rights and obligations extend until February 2014 for the Vitoss Foam product platform and until at least February 2024 for our Vitoss Bioactive Foam product.

Approximately 67% and 66% of our product sales during the three and six months ended June 30, 2009 were from products based upon our Vitoss Foam platform co-developed with Kensey.

During the six months ended June 30, 2009 and 2008, we purchased $4,352,843 and $3,859,988, respectively, of product inventory manufactured by Kensey on our behalf. As of June 30, 2009 and December 31, 2008, we owed Kensey $2,056,166 and $3,154,552, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on our consolidated balance sheets. All product royalty expense payable to Kensey is included in cost of sales on our consolidated statements of operations as we recognize product sales revenue from our customers.

In addition, we pay royalties to Kensey on our Vitoss Bone Graft Substitute product sales, pursuant to a maximum $5,000,000 royalty obligation that Kensey purchased from the product’s co-inventor in 2004. From inception of the royalty arrangement through June 30, 2009, we have made aggregate royalty payments of $2,953,252.

Expansion of Manufacturing Capacity and Other Facility Renovations

As of June 30, 2009, we had commitments to spend approximately $700,000 for plant renovations and equipment purchases scheduled for the remainder of 2009, primarily to further expand our capacity to manufacture Vitagel. We plan to pay for these renovations and equipment purchases through cash on hand.

Agreement with Medafor

In 2008, we obtained certain non-exclusive rights in the United States, and in certain limited territories outside of the United States, to distribute Vitasure pursuant to an agreement with Medafor, Inc. (“Medafor”). We purchased $1,000,000 of Vitasure product inventory from Medafor and launched the Vitasure product during 2008. Under the agreement, if certain conditions are met, we are obligated to purchase and pay for $1,000,000 of additional Vitasure product from Medafor during the remainder of 2009.

Product Development Milestones

In January 2009, we licensed certain technology rights from a third party and, in connection therewith, contractually agreed to make milestone payments upon achievement of specified goals for the development of a new product. During the six months ended June 30, 2009, we paid $1,915,000 under this license and product development agreement. Of this amount, $515,000 was recorded as a license right intangible, approximately $900,000 was capitalized as construction in-progress, and approximately $500,000 was recorded as research and development expense for the achievement of certain development-related milestones. The $515,000 payment recorded as a license right intangible on the accompanying consolidated balance sheet is being amortized based upon the greater of (a) straight-line amortization over a minimum eight year period, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected minimum life of the contract, which is eight years. Amortization of $16,094 and $32,188 for the license right intangible was recorded during the three and six months ended June 30, 2009, respectively, and is included in operating expenses on the accompanying consolidated statements of operations.

The timing and actual amount of future milestone payments under our contractual arrangement can be difficult to determine as these payments depend upon satisfactory achievement of product development and other milestones, which will be determined based on events that may occur in the future. If certain product development milestones are met, we may be obligated to pay up to an additional $1,000,000. However, we do not expect to pay additional milestone payments until 2010 at the earliest, if at all. In addition, if products under development are brought to market, we may be obligated to make certain launch-related milestone payments of up to $1,000,000, as well as additional payments which are due upon the achievement of sales milestones.

10. SENIOR SECURED NOTE PURCHASE FACILITY

On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We initially issued $25,000,000 of our 10% senior secured notes under the facility on July 30, 2007. The majority of the proceeds from the initial $25,000,000 principal amount note issuance was used to (i) repurchase an obligation to pay certain revenue interest royalties on sales of certain products; and (ii) pay off outstanding indebtedness under capital lease obligations and notes payable. On July 31, 2008, we issued an additional 10% senior secured note in the original principal amount of $10,000,000 under the facility. We applied the proceeds of this note toward payment of (i) the $6,552,000 purchase price for the collagen raw material, equipment and technology license that we acquired during the third quarter of 2008 under a supply and license agreement; and (ii) costs to expand our manufacturing capacity for Vitagel and ancillary products such as Aliquot, Imbibe and CellPaker.

As of June 30, 2009, we had the option through January 30, 2010 to borrow up to an additional $10,000,000 under the facility to fund working capital and other general business purposes, including product acquisitions, sales force expansion and product development, subject to the satisfaction of certain conditions, which include the following:

(1)	consolidated net revenues for our most recently ended four consecutive quarterly periods of at least $45,000,000; and

(2)	no prepayment of any of the notes outstanding under the facility.

However, in September 2008, Lehman Brothers Holding Inc., an affiliate of LB I Group, filed for bankruptcy relief under Chapter 11 of Title 11 in the U.S. Bankruptcy Court. Accordingly, as an affiliate of Lehman Brothers Holding Inc., LB I Group may not be able to advance any additional funds under the debt facility.

Borrowings under the facility are guaranteed by us and two of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot. We are required to make quarterly interest-only payments to the note holder. Upon the occurrence of various events, including our receipt of (i) proceeds in excess of 5% of our total assets for certain asset dispositions; (ii) more than $1,000,000 in aggregate cash insurance proceeds for damaged or destroyed property that is not applied to the repair or replacement of the property within one year; or (iii) more than $7,500,000 in gross cash proceeds from judgment awards or settlements, the note holder is entitled to prepayment of the outstanding principal amount of the notes to the extent of the net cash proceeds that we receive. We may prepay at any time any part of the outstanding balance under the notes, in a minimum amount of $2,000,000 and in increments of at least $1,000,000 in excess of such minimum, together with interest accrued thereon. Both mandatory and optional prepayments are subject to a prepayment premium of up to 16% of the principal balance of the notes then outstanding, depending on the timing of the prepayment. The unpaid principal amount under the notes and accrued interest and all other obligations shall become due and payable immediately if we are insolvent, are in bankruptcy proceedings or have a custodian or receiver appointed for any substantial part of our property. If an event of default not described in the preceding sentence occurs and is continuing (including a change of control of the Company), then the holders of at least two-thirds in principal amount of notes then outstanding may declare the unpaid principal amount of the notes, accrued interest and all other obligations due and payable immediately. In addition, if the notes become due and payable, whether automatically or by declaration, by reason of any of the following events of default, then we must pay a prepayment premium of up to 16% of the principal balance of the notes then outstanding, depending on the timing of the prepayment:

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

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of June 30, 2009, we were required to maintain a minimum cash, cash equivalents, and short-term investments balance of $8,750,000. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of favor of the note holder a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of June 30, 2009, we were required to maintain a minimum balance of $14,000,000 in our cash, cash equivalents, and short-term investments in order to avoid obtaining a letter of credit. We are not currently required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions as defined in the facility terms, make investments and pay dividends.

Outstanding principal amounts under the notes bear annual interest at 10%, provided that interest shall accrue at the rate of 12% per year during the continuance of any event of default and shall be payable on demand.

In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share, of which warrants to purchase 1,099,707 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of the 10% senior secured notes under the facility. The fair value of the exercisable warrants of $1,491,968 was determined using the Black-Scholes option-pricing model. Of this amount, $1,206,460 for exercisable warrants to purchase 733,138 shares was recorded on our consolidated balance sheet at inception as a discount to the initial loan amount of $25,000,000, and is being amortized into interest expense over the five-year term of the facility. In addition, $285,508 for exercisable warrants to purchase 366,569 shares was recorded on our consolidated balance sheet on July 31, 2008 as a discount to the $10,000,000 borrowed on July 31, 2008, and is being amortized into interest expense over the remaining term of the facility, which expires on July 30, 2012. As of June 30, 2009, the unamortized debt discount to the loan amount related to the warrants totaled $1,052,273. The carrying value of the note on our consolidated balance sheets was $33,947,727 and $33,808,606 as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, we had $35,000,000 outstanding under the facility, and had accrued $875,000 in interest expense thereon.

11. AGREEMENTS WITH ANGIOTECH:

Effective January 1, 2006, we entered into a license agreement with Angiotech Pharmaceuticals, Inc. (“Angiotech”) pursuant to which Angiotech licensed to us a composite liquid hemostat (which we re-branded as Vitagel Surgical Hemostat) and the CellPaker plasma collection system used in conjunction with Vitagel. The license agreement originally required us to pay Angiotech profit-sharing royalties on sales of Vitagel and CellPaker products. However, in December 2006, pursuant to a royalty sale agreement with Angiotech, we purchased the profit-sharing royalty rights for Vitagel and CellPaker products under the license agreement for $9,000,000 in cash. Concurrently with this purchase, we amended and restated our license agreement with Angiotech to eliminate our obligations to meet minimum sales requirements, extend the term of the license from December 31, 2014 through July 31, 2017, and eliminate certain termination rights in favor of Angiotech.

Under the amended and restated license agreement, we have exclusive rights to manufacture, market and sell Vitagel products throughout the world for orthopedic indications, and non-exclusive rights to manufacture, market and sell CellPaker products throughout the world for all other indications. Under the amended and restated license agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture, market and sell an Angiotech-branded Vitagel product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture, market and sell Vitagel outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture, market and sell Vitagel outside of the orthopedic field throughout the world.

Prior to the amendment and restatement of the license agreement in December 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of Vitagel and CellPaker products that we manufactured. The $9,000,000 payment has been recorded as a license right intangible on the accompanying consolidated balance sheets. This amount is being amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is July 31, 2017. Amortization of $212,598 and $425,196 for the license right intangible was recorded during the three and six months ended June 30, 2009 and 2008, respectively, and is included in cost of sales on the accompanying consolidated statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be incorrect. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, demand and market acceptance of our products; our ability to successfully launch our Cortoss™ Bone Augmentation Material product in the U.S.; costs associated with the launch of Cortoss in the U.S.; when and if we will become profitable; the cost to expand our manufacturing and operating facilities; the development of our sales network; capital expenditures; future liquidity; uses of cash; the achievement of product development goals and the amount and timing of related milestone and other payments; sales product mix and related margins; our ability to manage our manufacturing facilities and requirements; cost and availability of raw materials; inventory levels; development costs for existing and new products; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “RISK FACTORS” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the U.S. Securities and Exchange Commission (the “SEC”).

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Product sales for the three and six months ended June 30, 2009 increased 27% and 30% to $24,491,246 and $46,181,605 respectively, as compared to $19,340,714 and $35,504,996 for the same periods in 2008. Increased product sales reflect higher sales of both our orthobiologics products and our biosurgery products in the United States. Our orthobiologics products are based on our proprietary Vitoss™ Bone Graft Substitute technology, and include the Imbibe™ Bone Marrow Aspiration System. Our orthobiologics products also include our Cortoss Bone Augmentation Material and the Aliquot™ Delivery System used with Cortoss, both of which were first available for sale in the U.S. in July 2009. Our biosurgery products include Vitagel™ Surgical Hemostat, Vitasure™ Absorbable Hemostat, the CellPaker™ Plasma Collection System used in conjunction with Vitagel, and other accessories and delivery products that complement our Vitagel product. We anticipate that our product sales will remain insufficient to support our operations at expected spending levels and we will continue to incur an operating loss through the end of the third quarter in 2009. We believe product sales during the fourth quarter of 2009 may support the level of operating expenses we anticipate for that period. Our ability to achieve this goal is subject to uncertainties, including those referenced in “Forward-Looking Statements” above. As a result, we cannot assure that product sales will support operating expenses during that period or thereafter.

The following summarizes our principal cash commitments at June 30, 2009 and, as of the date of this report, our principal anticipated expenditures. For additional information on commitments and contingencies, see Note 9 to our consolidated interim financial statements included in this report.

•

Operations. We expect to use cash, cash equivalents and short-term investments to fund our operations until we generate sufficient cash to support our operations. We have contractual commitments under our leases to pay $408,000 in rent during the remainder of 2009. In addition, we expect to hire additional direct sales representatives to support the growth of our existing products and the commercial launch of Cortoss in the United States. We believe that our investment in our sales force could also support opportunities to pursue licensing or distribution rights for additional products. We also expect to build our inventory of Cortoss and Vitagel during the remainder of 2009.

•

Agreement with Kensey. Approximately 67% and 66% of our product sales during the three and six months ended June 30, 2009 were from products based upon our Vitoss Foam platform co-developed with Kensey. As of June 30, 2009, we owed Kensey $2,056,166 for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on our consolidated balance sheets.

•

Research and Development. We may be contractually obligated to pay up to $2,000,000 under a license agreement in the event that certain product development and launch milestones are met. We do not expect to pay these milestones until 2010 at the earliest, if at all. We may be required to make additional milestone payments under the license agreement after the product is commercialized if certain sales milestones for the product are achieved. See “Contractual Obligations and Commercial Commitments – Research and development” below for more information.

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

•

Expansion of manufacturing capacity and other facility renovations. We are committed to invest approximately $700,000 and expect to invest an aggregate amount of approximately $900,000 for plant renovations and equipment during the remainder of 2009, primarily to further expand our capacity to manufacture Vitagel. We plan to pay for these renovations and equipment through cash on hand.

We believe our existing cash, cash equivalents, and short-term investments of $24,869,066 as of June 30, 2009 will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated interim financial statements requires us to make assumptions, estimates and judgments which affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of our consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results will differ from those estimates. We have addressed our critical accounting policies in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CRITICAL ACCOUNTING POLICIES.” There were no changes in our critical accounting policies for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our common stock and other debt and equity securities. Cash, cash equivalents and short-term investments were $24,869,066 and $32,290,503 at June 30, 2009 and December 31, 2008, respectively.

DISCUSSION OF CASH FLOWS

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2009 was $3,436,636, compared to $10,463,612 used in operating activities for the six months ended June 30, 2008. Our operating cash outflows for the six months ended June 30, 2009 were used primarily to fund our net loss and $1,866,079 was used to fund increases in inventories. For the six months ended June 30, 2009, increases in accounts receivable and decreases in accounts payable and accrued expenses were offset by non-cash expenses such as depreciation, amortization, and compensation related to stock option accounting.

We expect to continue to focus our efforts on sales growth under our orthobiologics and biosurgery product platforms in 2009. We launched our Vitoss Bioactive Foam and Vitasure products in 2008, and we initiated a controlled launch of Cortoss in the U.S. in July 2009. We may continue to add direct sales representatives to our organization for those territories in the U.S. where either we do not currently have independent distributor coverage or the territory is underserved. Also, we intend to fund studies to collect and publish post-clinical data relating to the performance of our products to support our marketing and sales efforts.

We expect to continue to use cash, cash equivalents and short-term investment proceeds to fund our operations until we are profitable. We anticipate that our product sales will remain insufficient to support our present operations at expected spending levels through the end of the third quarter of 2009. As a result, we expect to continue to incur operating losses through the end of the third quarter of 2009. We believe product sales during the fourth quarter of 2009 may support the level of operating expenses we anticipate for that period. Our ability to achieve this goal is subject to uncertainties, including those referenced in “Forward-Looking Statements” above. As a result, we cannot assure that product sales will support operating expenses during that period or thereafter.

We expect to use cash, cash equivalents and short-term investment proceeds to fund research and development activities. The overall level of our research and development expense in future periods will depend upon the development status and cost of products currently in our pipeline and any new products that we may determine to pursue in the future. We also expect to incur additional expenses to support the U.S. launch of Cortoss during the remainder of 2009.

Our operating cash requirements are dependent heavily upon: (i) the rates at which we add new direct sales representatives and our field sales network generates sales, (ii) our product sales mix as relative increases in sales of our lower margin products result in lower gross profit, which tends to increase our cash needs, and (iii) the amount of inventory, including raw materials and work-in-process, that we maintain to support product sales, anticipated product sales and anticipated product launches. Accordingly, for the foreseeable future, our operating cash requirements will continue to be subject to quarterly volatility.

We are obligated to purchase and pay for $1,000,000 of Vitasure product during the remainder of 2009 if certain conditions are met in accordance with our distribution agreement with Medafor. We launched Vitasure in 2008.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $5,422,131 for the six months ended June 30, 2009 compared to net cash provided by investing activities of $11,811,737 for the six months ended June 30, 2008. The decrease in cash provided by investing activities for the six months ended June 30, 2009 primarily reflects $4,007,869 to purchase equipment and leasehold improvements for the further expansion of our manufacturing capabilities for Vitagel and $515,000 for a license right intangible. During the six months ended June 30, 2008, $2,413,246 was spent for equipment and leasehold improvements.

We invest our excess cash in highly liquid investment-grade marketable securities, including government-sponsored enterprise debt securities and corporate debt securities. Marketable securities having maturities greater than three months are classified as short-term investments.

Until we achieve sales at levels to enable us to fund operations and investing activities, we expect to continue to use cash, cash equivalents and proceeds from sales of short-term investments to fund operating and investing activities. We believe product sales during the fourth quarter of 2009 may support the level of operating expenses we anticipate for that period. We expect to invest approximately $900,000 during the remainder of 2009 to expand our manufacturing facility for Vitagel, as well as for leasehold improvements and capital equipment. We plan to pay for these renovations and equipment through cash on hand.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2009 was $585,865 compared to $87,511 for the six months ended June 30, 2008. The increase in cash provided by financing activities for the six months ended June 30, 2009, as compared to the prior year period, was due to the exercise of common stock options.

As of June 30, 2009, we had cash, cash equivalents and short-term investments of $24,869,066 and we had $10,000,000 available for additional borrowing under our debt facility with LBI Group Inc. However, in September 2008, Lehman Brothers Holding Inc., an affiliate of LB I Group, filed for bankruptcy relief under Chapter 11 of Title 11 in the U.S. Bankruptcy Code. Accordingly, LB I Group may not be able, or may be unwilling, to advance any additional funds under the debt facility.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Notes Payable. On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility, to which we refer as our “debt facility” or “facility”, with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We issued $25,000,000 principal amount of notes under the facility on July 30, 2007 and used most of the proceeds to repurchase a revenue interest obligation. On July 31, 2008, we issued an additional $10,000,000 principal amount of notes under the facility. We applied the proceeds of this note toward payment of (i) the $6,552,000 purchase price for the collagen raw material, equipment and technology license that we acquired during the third quarter of 2008 under a supply and license agreement; and (ii) costs to expand our manufacturing capacity for Vitagel and ancillary products such as Aliquot, Imbibe and CellPaker.

Borrowings under the facility are guaranteed by us and two of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot. We are required to make quarterly interest-only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, provided the interest shall accrue at the annual rate of 12% during the continuance of any event of default and shall be payable on demand. We expect to incur quarterly interest expense of $875,000 under our debt facility during 2009.

Agreement with Kensey Nash Corporation. Pursuant to our agreement with Kensey, we are obligated to pay Kensey for manufacturing Vitoss Foam and Vitoss Bioactive Foam, as well as certain royalties on the net sales of these products. As of June 30, 2009, we owed Kensey $2,056,616 for manufactured product inventory and royalties.

In addition, we pay royalties to Kensey on our Vitoss Bone Graft Substitute product sales, pursuant to a royalty obligation of up to an aggregate payment of $5,000,000 that Kensey purchased from the product’s co-inventor in 2004. From inception of the royalty arrangement through June 30, 2009, we have made aggregate royalty payments of $2,953,252.

Leases. We lease facilities under non-cancelable operating leases that are scheduled to expire on July 31, 2017. Our annual rental payments under the leases are approximately $800,000 for 2009 and are scheduled to increase over time up to approximately $975,000 in 2016.

Expansion of manufacturing capacity and other facility renovations. As of June 30, 2009, we have approximately $700,000 in commitments outstanding for plant expansion and equipment to increase our capacity at sites we currently lease to manufacture Vitagel, and for other capital expenditures. We expect to invest an additional $200,000 during the remainder of 2009 for the same purpose.

Research and development. In connection with the development of new products with business partners, we may contractually agree to make milestone payments upon achievement of specified developmental goals. The timing and actual amount of these payments can be difficult to determine as they depend upon satisfactory achievement of product development and other milestones, which will be determined based on events that may occur in the future. We have paid $1,915,000 for license fees and product development milestones pursuant to contractual obligations that we incurred during the six months ended June 30, 2009. We may be contractually obligated to pay up to $2,000,000 under a license agreement in the event that certain product development and launch milestones are met. We do not expect to pay these milestones until 2010 at the earliest, if at all.

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

RESULTS OF OPERATIONS

Product Sales. Product sales for the three and six months ended June 30, 2009 increased 27% and 30% to $24,491,246 and $46,181,605, respectively, as compared to $19,340,714 and $35,504,996 for the same periods in 2008. Sales growth was primarily attributable to increased sales volume of our orthobiologics products in the United States. Approximately 79% and 77% of our product sales during the three and six months ended June 30, 2009, respectively, were from our orthobiologics products, as compared to approximately 75% of product sales during the same periods in 2008. Sales of our VitossTM Bioactive Foam products, which were launched in 2008, contributed a substantial portion of overall orthobiologics product sales during the three and six months ended June 30, 2009. Our biosurgery products contributed approximately 21% and 23% of product sales for the three and six months ended June 30, 2009, respectively, as compared to 25% for the same periods in 2008.

For the three and six months ended June 30, 2009, 94% of product sales were in the U.S. from sales of our orthobiologics and biosurgery products as compared to 91% and 92% for the same periods in 2008. The remaining sales during 2009 and 2008 were the result of orthobiologics and biosurgery product sales outside the U.S., primarily in Europe.

Gross Profit. Gross profit for the three and six months ended June 30, 2009 was $16,824,694 and $31,504,894, respectively, as compared to $12,984,807 and $23,336,880, respectively, for the same periods in 2008. As a percentage of sales, gross profit was 69% and 68% for the three and six months ended June 30, 2009, respectively, as compared to 67% and 66% for the same periods in 2008. The increase in the gross margin for 2009, as compared to 2008, primarily reflects more favorable product mix. Our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for the three months ended June 30, 2009 and 2008 were $16,922,144 and 16,275,624, respectively, which represents a 4% increase year over year in quarterly operating expenses. Operating expenses for the six months ended June 30, 2009 and 2008 were $31,974,609 and $30,646,013, respectively, which represents a 4% increase year over year in operating expenses for the first half of 2009. Operating expenses were 69% of product sales for the three and six months ended June 30, 2009, as compared to 84% and 86%, respectively, for the same periods in 2008.

General and administrative expenses for the three and six months ended June 30, 2009 were $3,091,021and $5,704,099, respectively, a 1% and 3% increase compared to $3,072,327 and $5,530,732, respectively, for the same periods in 2008. The increase in expenses was primarily due to higher consulting costs. General and administrative expenses were 13% and 12% of product sales for the three and six months ended June 30, 2009, respectively, as compared to 16% for the same periods in 2008.

Selling and marketing expenses were $12,114,128 and $22,613,399 for the three and six months ended June 30, 2009, respectively, a 9% and 6% increase from $11,070,617 and $21,278,992 for the same periods in 2008. The increase for the three and six months ended June 30, 2009 was primarily due to higher expenses incurred in order to support current and anticipated growth of U.S. product sales, and higher commissions paid in the U.S. as a result of increased product sales. Amounts for selling and marketing expenses were 49% of product sales for the three and six months ended June 30, 2009, respectively, and 57% and 60% for the same periods in 2008.

Research and development expenses decreased to $1,716,995 and $3,657,111 for the three and six months ended June 30, 2009 compared to $2,132,680 and $3,836,289 for the same periods in 2008. The 19% and 5% decrease for the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008, primarily was due to lower costs associated with our Cortoss product development and U.S. clinical trial. Research and development expenses were 7% and 8%, respectively, of product sales for the three and six months ended June 30, 2009 and 11% for the same periods in 2008.

Net other expense. Net other expense for the three and six months ended June 30, 2009 was $586,430 and $1,376,194, respectively, and included interest income and interest expense. Our net other expense for the three and six months ended June 30, 2008 was $317,459 and $497,162, respectively, and included interest income, interest expense, and loss on asset disposals. Net other expense for the periods in 2009 was higher than the corresponding periods in 2008 as a result of higher interest expense, due to higher principal amounts under notes payable in 2009, and lower interest income, due to lower interest rates earned on lower cash, cash equivalents and short-term investment balances in 2009.

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

As of June 30, 2009 and December 31, 2008, our total exposure to foreign currency risk in U.S. dollar terms was approximately $1,952,000 and $2,525,000, or 2% and 3% of our total assets, respectively. The potential impact of a hypothetical 10% decline in foreign exchange rates would result in a total decline in the fair value of our assets of approximately $195,000 at June 30, 2009 and $253,000 at December 31, 2008.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of June 30, 2009 and December 31, 2008, our short-term investments consisted of highly liquid investment-grade marketable securities including government-sponsored enterprise debt securities and corporate debt securities. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Settlement of Lawsuit: As previously reported in our SEC filings, we initiated litigation in June 2007 against our former employee Erik M. Erbe in the United States District Court for the Eastern District of Pennsylvania (the “Eastern District Court”), and Dr. Erbe filed counterclaims against us in this lawsuit in April 2008. As also previously reported in our SEC filings, third party claims we filed against Dr. Erbe in a lawsuit brought against us by Mo-Sci Corporation in March 2008 in the Eastern District Court survived the withdrawal of the complaint against us in June 2008 and settlement of our counterclaims against Mo-Sci in October 2008. On June 19, 2009, we entered into a settlement agreement with Dr. Erbe. Under this settlement agreement, (i) each party released the other party from all claims that were or could have been asserted in the lawsuits described above, with the exception of any claims that we may bring against Dr. Erbe related to future breaches of his confidentiality and non-compete obligations to us; (ii) during the two year period ending May 13, 2011, neither Dr. Erbe nor any of his employers, affiliates or other associates may, directly or indirectly, acquire certain products or services from Mo-Sci or certain of its affiliates (the “Restrictive Covenant”); and (iii) in consideration of the Restrictive Covenant, we paid an aggregate sum of $80,000, of which $60,000 was paid directly to Dr. Erbe’s attorney for legal fees incurred by Dr. Erbe in connection with the litigation described in this paragraph.

ITEM 1A.	RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2009, includes a detailed discussion of our risk factors.

We have amended the risk factors set forth below to reflect the U.S. Food and Drug Administration’s 510(k) clearance on June 8, 2009 for our Cortoss Bone Augmentation Material in the treatment of vertebral compression fractures. As a result of the clearance, the risk factors below have been updated to include Cortoss and the Aliquot Delivery System for Cortoss, where applicable, to the risks associated with our current products. Accordingly, we have also deleted the risk factor entitled “The data from our pivotal Cortoss trial may not be sufficient or sufficiently supportive, which may delay or preclude FDA clearance for commercial distribution of this product in the United States.”

In addition, we have amended the risk factor set forth below relating to our management of commercial scale manufacturing capability and capacity for our products in compliance with regulatory requirements to reflect that we renewed our certification for our FDA-registered manufacturing facilities for an additional three-year period through July 1, 2012.

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K. Other than the following update, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K. The risk factors disclosed here and in our Annual Report on Form 10-K, in addition to the other information set forth in this quarterly report on Form 10-Q, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

If our current products are not commercially successful, our operating results will be impaired and our viability will be jeopardized.

We are highly dependent on successfully selling our products that have received regulatory approval or clearance. To date, Vitoss, Vitagel, Vitasure, Cortoss, CellPaker and Imbibe are approved or cleared for specified uses in the United States. Vitoss, Vitagel, Cortoss, Vitasure, Aliquot and CellPaker are cleared or approved for specified uses in the European Union and countries adhering to the regulatory standards of the European Union. Vitoss, Cortoss and Aliquot are also cleared for specified uses in Australia. Revenues generated from sales of our approved or cleared products in their approved territories have not been, and in the future may not be, sufficient to fund operations. In June 2009, we received FDA clearance for the use of Cortoss in vertebral augmentation. There is no assurance that Cortoss will be commercially successful and generate revenues sufficient to enable us to fund operations.

Certain factors that may also limit our ability to increase sales include:

•

the ability of our direct sales representatives to develop and retain a customer base and compete effectively with larger sales forces offering more extensive product portfolios, as well as with other medical device companies;

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

We have assembled a field sales network of direct sales representatives and independent non-stocking distributors in the U.S. to market Vitoss, Vitagel, Vitasure, Cortoss, Imbibe, CellPaker and Aliquot. Outside of the U.S., we utilize a network of independent stocking distributors to market Vitoss, Vitagel, Vitasure, Cortoss, CellPaker and Aliquot. We are dependent upon our direct sales representatives and distributors for the sale of our products. Any failure to maintain and effectively manage our distribution network will impair our ability to generate additional sales and become profitable.

In an effort to further grow our sales, we continue to build our sales management team and add direct sales representatives to our organization for certain open or underserved territories in the U.S. as well as to support the U.S. launch of Cortoss. We also added four direct sales representatives in the United Kingdom in the fourth quarter of 2008. The addition of direct sales representatives will increase our operating expenses. Furthermore, there is no assurance that adding direct sales representatives will improve sales or that our direct sales representatives will be successful in generating sufficient sales to cover the cost of supporting their sales activities. There is no assurance that we will be able to attract and retain qualified personnel to market or sell our products or that we will successfully manage this type of sales and distribution method.

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

The independent U.S. distributors selling Vitoss generally sell products for other orthopedic companies. A single distributor may sell Vitoss, as well as hardware manufactured by other orthopedic companies consisting of metal plates, screws and spinal cages, to end user hospitals. Our sales could be adversely affected if, for any reason, one or more of our successful distributors lost their hardware product line provided by other orthopedic companies since Vitoss is typically sold with such hardware products. Additionally, our independent distributors may be unwilling to carry or unable to effectively sell Vitoss as a result of the introduction of new products based upon other technologies that could compete with Vitoss. Our sales could be adversely affected if one or more of our successful distributors eliminated Vitoss from its product line for any other reason or terminated its arrangement with us. Our sales could also be adversely affected if our independent distributors become concerned that their arrangements with us could be eliminated as a result of another company’s offer or threat to acquire us. The complete product line represented by the distributors, including our products, is an important factor in the distributors’ ability to penetrate the markets for our products. Accordingly, our ability to penetrate the markets that we serve or intend to serve is highly dependent upon the quality and breadth of the other product lines carried by our distribution network, the components of which may change from time to time, and over which we have little or no control.

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

We manufacture our commercial Vitoss, Vitagel and Cortoss products at our 24,800-square foot FDA-registered manufacturing facilities located in Malvern, Pennsylvania. These facilities are leased through July 2017 and are certified as meeting the requirements of ISO 9000: 2000 and EN 13485 through July 1, 2012. We are currently required to demonstrate and maintain compliance with the QSR, which is complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. We assumed full responsibility for manufacturing Vitagel in 2006 and CellPaker in 2007 after receiving the requisite approvals from the FDA. There can be no assurance that we will be able to comply with FDA requirements to continue to manufacture Vitoss, Vitagel, Cortoss or CellPaker, which could result in delay or inability to manufacture and sell the products. We believe our existing manufacturing facilities have the capacity to meet our commercial needs through at least 2012 and plan to transition processing of collagen for Vitagel in-house after completion of renovations and obtaining regulatory approval for such processing facility, which we do not expect to occur before 2010. If we do not receive regulatory approval for our collagen processing facility in 2010 or earlier, we may not be able to manufacture Vitagel to adequately meet commercial demand, if at all.

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

United States

Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. To date, we have received 510(k) clearance from the FDA to market our Vitoss and Imbibe products, and we recently received 510(k) clearance for the use of Cortoss in vertebral augmentation.

We market Vitoss, Vitagel, Vitasure, Cortoss, Imbibe, CellPaker and Aliquot in the U.S., We manufacture Vitoss, Vitagel, Cortoss and CellPaker in the U.S, and we manufacture Imbibe and Aliquot in the U.S. through outside third-party contract manufacturers. In addition, under our agreement with Kensey, Kensey has the exclusive right to manufacture any approved or cleared jointly developed products containing our proprietary Vitoss material and certain proprietary Kensey’s materials. This right extends until February 2014 for the Vitoss Foam product platform and at least until 2024 for the Vitoss Bioactive Foam product platform. We purchase Vitasure from Medafor, which utilizes third-party manufacturers to produce this product. Under our distribution agreement with Medafor, Medafor is responsible for maintaining regulatory approval and ensuring compliance with manufacturing requirements for Vitasure.

Vitoss, Vitagel, Vitasure and Cortoss, as well as any other products that we manufacture or distribute following their approval or clearance by the FDA, will be subject to extensive regulation by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may impose severe limitations on the use of the product. Moreover, modifications to the approved or cleared product may require the submission of a new 510(k) notification or premarket approval application or premarket application supplement. We or our partners may not be successful in obtaining approval to market the modified product in a timely manner, if at all. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

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

Requirement of CE Certification in the European Union. To market a product in the European Union, we must be entitled to affix a CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE mark, preceded by the relevant certification process, enables us to market a product in all of the countries of the European Union, as well as in other countries, such as Switzerland and Turkey, that have mutual recognition agreements with the EU or have adopted the European Union’s regulatory standards. To date, we have received CE Mark approval for the use of Vitoss as a bone void filler, for the use of Cortoss in screw augmentation and vertebral augmentation procedures, for Vitagel as a surgical hemostat and for certain delivery accessories for Vitoss, Cortoss and Vitagel. Vitasure has CE Mark approval for use as a surgical hemostat. Our CE Mark application for Vitoss Bioactive products is currently pending. There can be no assurance that we will maintain CE Mark approval for our products or that we will receive CE Mark approval for other devices, including Vitoss Bioactive products.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2009 Annual Meeting of Shareholders held on June 23, 2009, the shareholders voted on the following:

(a) To elect seven directors to serve on the Board of Directors of the Company until the next Annual Meeting of Shareholders or until their respective successors have been properly elected or appointed, as follows:

Director	Votes For	Authority Withheld
R. Scott Barry	62,224,961	1,267,117
Morris Cheston, Jr.	62,464,734	1,027,344
Antony Koblish	62,341,181	1,150,897
Mary E. Paetzold	62,470,470	1,021,608
Paul G. Thomas	62,278,207	1,213,871
William E. Tidmore, Jr.	62,464,571	1,027,507
Paul Touhey	62,280,699	1,211,379

		Voted For	Voted Against	Abstain	Broker Non-Votes
(b)	To approve the proposal to increase by 4,000,000 shares the number of shares of the Company’s Common Stock reserved for issuance under the 2007 Omnibus Equity Compensation Plan, as follows:	39,701,260	11,442,346	52,479	12,295,993

		Voted For	Voted Against	Abstain	Broker Non-Votes
(c)	To approve the Amended and Restated Employee Stock Purchase Plan which increases by 200,000 shares the number of shares of the Company’s Common Stock reserved for issuance and makes certain other administrative changes, as follows:	50,162,814	993,772	39,499	12,295,993

		Voted For	Voted Against	Abstain	Broker Non-Votes
(d)	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009, as follows:	62,887,774	460,671	143,633	0

ITEM 6.	EXHIBITS

Exhibit 31.1	Certifications of the Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certifications of the Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a – 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a – 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

August 7, 2009	By:	/s/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer (Principal executive officer)

August 7, 2009	By:	/s/ NANCY C. BROADBENT
Nancy C. Broadbent
Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)