Form 10-Q
period 2009-09-30
ORTHOVITA INC
filed 2009-11-09
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009.

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

Class

Outstanding as of October 30, 2009

Common Stock, par value $.01

76,496,751 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,195,622	$8,518,118
Short-term investments	14,326,372	23,772,385
Accounts receivable, net of allowance for doubtful accounts of $276,470 and $252,155, respectively	10,695,012	10,880,623
Inventories	25,269,431	19,757,268
Other current assets	674,199	693,889

Total current assets	59,160,636	63,622,283
Property and equipment, net	17,834,820	14,437,926
License and technology intangible assets, net	11,749,438	12,353,783
Other assets	1,120,720	756,533

Total assets	$89,865,614	$91,170,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,514,253	$4,032,364
Accrued compensation and related expenses	2,714,293	2,329,157
Other accrued expenses	4,566,614	5,048,861

Total current liabilities	10,795,160	11,410,382

LONG-TERM LIABILITIES:
Notes payable, net of debt discount of $979,755 and $1,191,394, respectively	34,020,245	33,808,606
Other long-term liabilities	423,984	309,852

Total long-term liabilities	34,444,229	34,118,458

Total liabilities	45,239,389	45,528,840

COMMITMENTS (Note 9)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 76,478,550 and 75,930,352 shares issued and outstanding, respectively	764,786	759,304
Additional paid-in capital	224,231,465	221,632,493
Accumulated deficit	(180,287,909)	(176,672,323)
Accumulated other comprehensive loss	(82,117)	(77,789)

Total shareholders’ equity	44,626,225	45,641,685

Total liabilities and shareholders’ equity	$89,865,614	$91,170,525

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
PRODUCT SALES	$22,295,070	$20,563,081	$68,476,675	$56,068,078
COST OF SALES	7,149,818	6,682,197	21,826,529	18,850,313

GROSS PROFIT	15,145,252	13,880,884	46,650,146	37,217,765

OPERATING EXPENSES:
General and administrative	3,443,940	2,671,559	9,148,039	8,202,293
Selling and marketing	10,819,777	10,957,284	33,433,176	32,236,273
Research and development	1,885,648	1,456,380	5,542,759	5,292,670

Total operating expenses	16,149,365	15,085,223	48,123,974	45,731,236

OPERATING LOSS	(1,004,113)	(1,204,339)	(1,473,828)	(8,513,471)
INTEREST EXPENSE	(756,081)	(814,013)	(2,342,272)	(1,976,195)
INTEREST INCOME	28,572	264,517	238,569	1,075,520
GAIN/(LOSS) ON SALE OR DISPOSAL OF ASSETS	4,995	74,074	4,995	(71,909)

LOSS BEFORE INCOME TAXES	(1,726,627)	(1,679,761)	(3,572,536)	(9,486,055)
INCOME TAXES	(14,350)	(14,350)	(43,050)	(43,050)

NET LOSS	$(1,740,977)	$(1,694,111)	$(3,615,586)	$(9,529,105)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.05)	$(0.13)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	76,279,297	75,820,540	76,088,467	75,790,134

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30
	2009	2008

OPERATING ACTIVITIES:
Net loss	$(3,615,586)	$(9,529,105)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization of property and equipment	1,409,917	1,304,839
Amortization of premiums and discounts on investments	(54,927)	(295,772)
Amortization on license rights and technology intangibles	1,119,345	637,794
Amortization of debt discount	211,639	197,511
Compensation related to restricted stock awards, restricted stock units and stock option accounting for employees and non-employee directors	1,365,979	987,758
Common stock issued for services rendered	—	20,971
Charge related to exchange of non-employee stock options for common stock	—	170,082
Fair market value adjustment related to derivative liability associated with non-employee stock options	55,385	(51,851)
Provision for doubtful accounts	29,485	71,573
(Gain)/loss on sale or disposal of assets	(4,995)	71,909
Decrease (increase), in -
Accounts receivable	185,089	(2,027,422)
Inventories	(5,490,470)	(1,910,964)
Other current assets	29,491	71,163
Other assets	(480,335)	(116,965)
(Decrease) increase, in -
Accounts payable	(593,736)	(1,223,216)
Accrued compensation and related expenses	292,441	506
Other accrued expenses	(486,332)	(164,846)
Other long-term liabilities	58,747	48,762

Net cash used in operating activities	(5,968,863)	(11,737,273)

INVESTING ACTIVITIES:
Purchases of short-term investments	(20,370,640)	(30,123,311)
Proceeds from sale and maturity of short-term investments	29,724,171	42,874,054
Purchases of property and equipment	(4,539,754)	(3,418,033)
Proceeds from sale of property and equipment	4,995	200,000
Acquisition of business	—	(6,552,000)
Purchase of license right intangible	(515,000)	—

Net cash provided by investing activities	4,303,772	2,980,710

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and common stock purchased under the employee stock purchase plan	1,238,475	146,948
Proceeds from notes payable	—	10,000,000

Net cash provided by financing activities	1,238,475	10,146,948
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	104,120	(395,617)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(322,496)	994,768
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,518,118	10,185,775
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,195,622	$11,180,543

SUPPLEMENTAL CASH FLOW INFORMATION:
Property and equipment purchases included in accounts payable and accrued expenses	$146,136	$1,061,713
Cash paid for interest, net of amount capitalized	$2,130,428	$1,774,424
Issuance of warrants	$—	$284,707

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY:

We are an orthobiologics and biosurgery company which develops and markets novel medical devices. Our orthobiologics platform offers products for the fusion, regeneration, and fixation of human bone. Our current fusion and regeneration products are based on our proprietary Vitoss™ Bone Graft Substitute technology and address the non-structural bone graft market with synthetic, bioactive alternatives to patient- and cadaver-derived bone tissue. Our proprietary Cortoss™ Bone Augmentation Material, an injectable polymer composite which mimics the structural characteristics of human bone, provides the basis for our fixation portfolio. In June 2009, we received U.S. Food and Drug Administration (“FDA”) clearance for the use of Cortoss Bone Augmentation Material in vertebral augmentation, and we initiated a controlled launch of Cortoss in the U.S. in July 2009. Our biosurgery platform offers products for controlling intra-operative bleeding, also known as hemostasis. Our hemostasis portfolio includes Vitagel™ Surgical Hemostat, a proprietary, collagen-based matrix that controls bleeding and facilitates healing, and Vitasure™ Absorbable Hemostat, a proprietary, plant-based product that can be deployed quickly throughout surgery. We also market accessories and delivery products which complement our orthobiologics and biosurgery platforms.

We seek to expand our product portfolio through internal product development efforts, co-development efforts with strategic partners, and acquisition and in-licensing opportunities. We employ in-house research and development personnel in support of our technology platforms. We internally developed our Vitoss and Cortoss products and maintain an ongoing internal research and development program. In addition, we work jointly with Kensey Nash Corporation (“Kensey”) to develop and commercialize certain orthobiologics products, and we have acquired rights from third parties to market Vitagel and Vitasure. We continue to pursue in-licensing, co-development and other opportunities to acquire complementary products and technologies to broaden our product offerings and further leverage our sales force.

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

The current economic downturn, including disruptions in the capital and credit markets, could continue indefinitely and intensify, and could adversely affect our results of operations, cash flows and financial condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business, complete acquisitions or make other discretionary investments. These circumstances could also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. This could adversely affect our results of operations, cash flows and financial condition. A weakening business climate could cause longer sales cycles and slower growth, and could expose us to increased business or credit risk in dealing with customers or suppliers adversely affected by economic conditions. Our ability to collect accounts receivable could be delayed or precluded if our customers are unable to pay their obligations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Preparation of Financial Statements and Use of Estimates

The preparation of our consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable, inventories and realizability of intangible assets. We use historical experience and other assumptions as the basis for making estimates. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment would be reflected in the financial statements in those future periods.

Our consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(Unaudited)

in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”), which includes consolidated balance sheets as of December 31, 2008 and 2007, and related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2008. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 was effective for the Company beginning July 1, 2009. The Financial Accounting Standards Board Accounting Standards Codification (the “Codification”, or “FASB ASC”) officially became the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Only one level of authoritative GAAP now exists and all other accounting literature is considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. This has an impact on the disclosures in our financial statements since all references to authoritative accounting literature will be through the Codification.

Basis of Consolidation

The consolidated interim financial statements include the accounts of Orthovita, Inc. and our wholly-owned subsidiaries. We have eliminated all intercompany balances in consolidation.

Net Loss Per Common Share

Basic net loss per share excludes securities exercisable for or convertible into shares of common stock and is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as common stock options and warrants.

Equity awards and warrants to purchase an aggregate of 9,461,862 and 8,814,444 common shares were excluded from our computation of diluted net loss per common share for the nine months ended September 30, 2009 and 2008, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

Stock-based Compensation

We charge to expense in our consolidated statement of operations the grant-date fair value of employee stock options and similar awards. Compensation expense for awards granted prior to 2006 are being amortized based upon a graded vesting schedule while compensation expense for all stock-based compensation awards granted to employees on and after January 1, 2006 is amortized on a straight-line basis over the requisite service period of the award. We use the Black-Scholes option-pricing model to value our employee stock option grants.

The following table sets forth the total stock-based compensation expense for our stock options included in our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30		Nine months Ended September 30
	2009	2008	2009	2008
OPERATING EXPENSES:
Costs of Sales	$23,935	$12,061	$64,994	$31,638
General and administrative	374,607	158,796	684,455	437,990
Selling and marketing	174,991	129,005	450,396	372,335
Research and development	66,314	54,523	166,134	145,795

Total operating expenses	$639,847	$354,385	$1,365,979	$987,758

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of all stock option awards granted to employees was estimated using the Black-Scholes fair value option pricing model on the date of grant, with the following weighted average assumptions for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30		Nine months Ended September 30
	2009	2008	2009	2008
Risk-free interest rate	3.09%	4.02%	2.83%	3.59%
Expected Volatility	55%	57%	55%	59%
Dividend yield	0%	0%	0%	0%
Expected life	6 years	6 years	6 years	6 years

The weighted average fair value of options granted was $2.51 and $1.39 per share for the three months ended September 30, 2009 and 2008, respectively. The weighted average fair value of options granted was $2.00 and $1.68 per share for the nine months ended September 30, 2009 and 2008, respectively.

For the three and nine months ended September 30, 2009 and 2008, we calculated expected volatility based upon the daily closing prices of our common stock as quoted on the Nasdaq Global Market (“Nasdaq”) over a prior period having a term equal to the expected life of the stock options.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but not be not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

We did not recognize any impairment charges related to property and equipment or intangible assets subject to amortization during the three and nine months ended September 30, 2009 and 2008, as their carrying amounts were not impaired.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued FASB ASC Topic 855, “Subsequent Events.” FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC Topic 855 establishes that entities must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires us to disclose the date through which we evaluated subsequent events. The adoption of FASB ASC Topic 855 did not have a material impact on our consolidated interim financial statements. We evaluated subsequent events through November 9, 2009.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Loss

We classify items of other comprehensive income (loss) separately in the shareholders’ equity section of our consolidated balance sheets. For the three and nine months ended September 30, 2009 and 2008, comprehensive loss was:

	Three Months Ended September 30		Nine months Ended September 30
	2009	2008	2009	2008

Net loss	$(1,740,977)	$(1,694,111)	$(3,615,586)	$(9,529,105)

Unrealized loss on investments	(16,863)	(28,369)	(147,508)	(77,885)
Foreign currency translation gain (loss)	112,541	(679,696)	143,180	(413,093)

Total other comprehensive income (loss)	95,678	(708,065)	(4,328)	(490,978)

Comprehensive loss	$(1,645,299)	$(2,402,176)	$(3,619,914)	$(10,020,083)

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

We invest excess cash in highly liquid investment-grade marketable securities, including government-sponsored enterprise debt securities and corporate debt securities. For financial reporting purposes, we consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Additionally, short-term investments are considered available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders’ equity. As of September 30, 2009 and December 31, 2008, all short-term investments were scheduled to mature within one year of the balance sheet date.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets have experienced instability during 2008 and 2009, leading to liquidity disruption in asset-backed commercial paper and failed auctions of auction rate securities. Further deterioration of the global credit markets could adversely impact certain financial institutions that may have invested in or offered such securities. To the extent that we hold corporate bonds issued by those financial institutions in our portfolio, we could determine that some of our investments are impaired, which could adversely impact our financial results. As of September 30, 2009 and December 31, 2008, we had not been adversely affected by these credit and liquidity issues.

At September 30, 2009 and December 31, 2008, cash, cash equivalents and short-term investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
September 30, 2009:

Cash and cash equivalents	$8,195,622	$—	$—	$8,195,622

Short-Term Investments:

Corporate debt securities	1,503,312	266	—	1,503,578

Government-sponsored enterprise debt securities	12,821,463	2,517	(1,186)	12,822,794

	14,324,775	2,783	(1,186)	14,326,372

Total	$22,520,397	$2,783	$(1,186)	$22,521,994

December 31, 2008:

Cash and cash equivalents	$8,518,118	$—	$—	$8,518,118

Short-Term Investments:

Corporate debt securities	9,636,225	39,475	(7,765)	9,667,935

Government-sponsored enterprise debt securities	13,987,055	117,395	—	14,104,450

	23,623,280	156,870	(7,765)	23,772,385

Total	$32,141,398	$156,870	$(7,765)	$32,290,503

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization of discounts and premiums related to short-term investments resulted in a loss of $29,199 and income of $54,927 for the three and nine months ended September 30, 2009, respectively, as compared to income of $62,408 and $295,772 for the three and nine months ended September 30, 2008.

The fair value of our short-term investments are classified using a prioritized hierarchy based on inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2009:

		Fair Value Measurements Using
	Total carrying value as of September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Short-term investments	$14,326,372	$14,326,372	$—	$—

4. INVENTORIES:

As of September 30, 2009 and December 31, 2008, inventories consisted of the following:

	September 30, 2009	December 31, 2008

Raw materials	$4,866,029	$3,882,706

Work-in-process	9,323,567	6,894,250

Finished goods	11,079,835	8,980,312

	$25,269,431	$19,757,268

5. PROPERTY AND EQUIPMENT:

As of September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	September 30, 2009	December 31, 2008

Construction in-progress	$10,697,027	$8,800,239

Machinery and equipment	7,733,452	7,374,300

Furniture and computer, sales, marketing and office equipment	5,560,092	4,900,030

Leasehold improvements	8,059,556	6,282,637

	32,050,127	27,357,206

Less—Accumulated depreciation and amortization	(14,215,307)	(12,919,280)

	$17,834,820	$14,437,926

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2009 and December 31, 2008, property and equipment included assets designated as construction in-progress and not placed in service. These assets begin depreciating when they are placed into service or, if the property and equipment requires approval from the United States Food and Drug Administration, when such approval is obtained and the asset is placed in service. The majority of the construction in progress as of September 30, 2009 is pending FDA approval, and we expect these projects will be approved and placed in service by the second half of 2010.

We capitalized interest cost incurred on borrowed funds used to expand our manufacturing facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $191,478 and $494,572 for the three and nine months ended September 30, 2009, and $52,945 and $267,242 for the three and nine months ended September 30, 2008, respectively.

Depreciation and amortization expense for the three and nine months ended September 30, 2009 was $484,503 and $1,409,917, respectively, and $351,145 and $1,304,839 for the three and nine months ended September 30, 2008, respectively.

6. OTHER ACCRUED EXPENSES:

As of September 30, 2009 and December 31, 2008, other accrued expenses consisted of the following:

	September 30, 2009	December 31, 2008

Commissions	$1,782,195	$1,862,248

Interest	875,000	875,000

Other	1,909,419	2,311,613

	$4,566,614	$5,048,861

7. SHAREHOLDERS’ EQUITY:

The table below summarizes the changes in the shares of common stock outstanding and in total shareholders’ equity for the period from December 31, 2008 through September 30, 2009.

	Shares	Total Shareholders’ Equity

Balance, December 31, 2008	75,930,352	$45,641,685

Common stock purchased under the employee stock purchase plan	47,458	173,206

Exercise of common stock options	316,207	1,065,269

Stock-based employee compensation expense determined under SFAS No. 123R	184,533	1,365,979

Net loss	—	(3,615,586)

Change in accumulated other comprehensive loss	—	(4,328)

Balance, September 30, 2009	76,478,550	$44,626,225

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity Compensation Plan

We have an equity compensation plan (the “Plan”) that provides for incentive and nonqualified stock options, restricted stock awards, restricted stock units and other equity incentives to be granted to directors, employees, and consultants. The Plan has been approved by our shareholders.

As of September 30, 2009, there were 13,319,111 remaining shares authorized for issuance under our Plan, of which 7,995,586 shares are issuable under outstanding awards and 5,323,525 shares were available for future grants.

Common Stock

We issued no shares of common stock under the Plan for consulting services during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we issued under the Plan 6,700 shares of common stock valued at $20,971 for consulting services rendered pursuant to a consulting agreement.

Performance-based Equity Awards

In September 2008, we granted performance-based equity awards under the Plan to certain executive officers whereby up to an aggregate 421,200 shares of our common stock, valued at $2.68 per share, could be issued. The number of shares of common stock payable under each award is dependent upon our achievement of pre-determined levels of U.S. sales of Cortoss Bone Augmentation Material and related delivery systems during the twelve-month period commencing July 1, 2009 (the “Twelve-Month Performance Period”). These equity awards were valued on the date of grant and are being recognized as compensation expense based on the most probable achievement of sales amounts during the Twelve-Month Performance Period. Because these equity awards also require ongoing future service, we are recognizing compensation expense over a three year period commencing July 2009. The shares underlying these equity awards vest in equal amounts in July 2010 and July 2011, provided the recipient remains continuously employed with us through each vesting date. During the three and nine months ended September 30, 2009, we recognized $78,390 and $98,423 of compensation expense related to these performance-based equity awards.

Restricted Stock and Restricted Stock Units

During the nine months ended September 30, 2009, we issued 156,333 shares of our common stock in connection with the vesting of restricted stock units awarded under the Plan. We did not issue any restricted common stock units to our employees during the nine months ended September 30, 2009 or September 30, 2008.

During the nine months ended September 30, 2009 and 2008, we issued restricted common stock awards for an aggregate of 28,200 shares in each period to our non-employee directors in consideration of their services. These shares were valued at $137,898 and $66,270, respectively, and vest generally on the third anniversary of grant or earlier upon a change of control of the Company, or if certain requirements are met. These awards could also vest upon discontinuance of service, if approved by our board of directors.

As of September 30, 2009, there was $329,595 of unrecognized cost related to unvested restricted stock and restricted stock units, which cost is expected to be recognized over a weighted average period of approximately two years. The compensation expense recorded for the restricted stock units and restricted stock awards during the three and nine months ended September 30, 2009 was $74,035 and $221,393, respectively. During the three and nine months ended September 30, 2008, we recorded $94,771 and $272,512 of compensation expense, respectively, for the restricted stock units and restricted stock awards. As of September 30, 2009 there were 82,256 outstanding shares of unvested restricted common stock and unvested restricted stock units representing 113,333 shares of common stock.

Common Stock Options

During nine months ended September 30, 2009, we issued under the Plan options to purchase 1,259,000 shares of common stock to our employees. The aggregate fair value of the grants was $2,515,524 and will be amortized over the corresponding vesting term.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Compensation expense for all options recorded during the three and nine months ended September 30, 2009 was $487,422 and $1,046,163, respectively. Compensation expense during the respective periods in 2008 for options previously issued was $259,614 and $715,246, respectively.

During the nine months ended September 30, 2009, options to purchase 316,207 shares of common stock were exercised for proceeds of $1,065,269. During the nine months ended September 30, 2008, stock options to purchase 5,001 shares of common stock were exercised for proceeds of $11,606.

Options are granted with exercise prices equal to or greater than the fair market value of the underlying common stock on the dates of grant. Generally, incentive stock options become exercisable in equal installments over a four-year period and generally remain exercisable for a maximum period of ten years.

There was $4,215,319 of unrecognized compensation cost related to unvested employee stock options as of September 30, 2009, which is expected to be recognized as expense over a weighted average period of approximately three years.

The following table summarizes stock option activity from December 31, 2008 through September 30, 2009:

Number of Underlying Shares

Outstanding at December 31, 2008	6,675,326

Granted	1,259,000

Exercised	(316,207)

Cancelled	(128,618)

Expired	(110,704)

Outstanding at September 30, 2009	7,378,797

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”) to provide our employees with an opportunity to purchase shares of our common stock through payroll deductions at a discounted price. During the nine months ended September 30, 2009, employees purchased 47,458 shares of common stock under our ESPP for proceeds of $173,206. During the nine months ended September 30, 2008, employees purchased 59,857 shares of common stock under the ESPP for proceeds of $135,342.

Common Stock Purchase Warrants

As of September 30, 2009, we had outstanding warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share. All of these warrants were granted pursuant to our debt facility (See Note 10). Of the outstanding warrants, warrants to purchase 1,099,707 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of notes under the facility, if any. These warrants expire in July 2012.

8. PRODUCT SALES:

For the three and nine months ended September 30, 2009 and 2008, product sales by geographical market were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

PRODUCT SALES:

United States	$21,071,639	$19,373,251	$64,663,265	$52,099,509

Outside the United States	1,223,431	1,189,830	3,813,410	3,968,569

Total	$22,295,070	$20,563,081	$68,476,675	$56,068,078

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Approximately 76% and 77% of our product sales during the three and nine months ended September 30, 2009, respectively, were from orthobiologics products, compared to approximately 76% and 75% of product sales during the same periods in 2008. Our biosurgery products contributed approximately 24% and 23% of product sales for the three and nine months ended September 30, 2009, respectively, compared to 24% and 25% for the same periods in 2008.

9. COMMITMENTS:

Agreement with Kensey Nash Corporation

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize certain biomaterials-based products based upon our Vitoss platform. The products developed under this agreement are based on our internally developed proprietary Vitoss bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any approved or cleared product under the agreement, and we will market and sell the product worldwide. Under the agreement, we are obligated to pay Kensey a transfer price for manufacturing products and royalties based on the net sales of such products. These rights and obligations extend until February 2014 for the Vitoss Foam product platform and until at least February 2024 for our Vitoss Bioactive Foam product.

Approximately 62% and 63% of our product sales during the three and nine months ended September 30, 2009, respectively, were from products based upon our Vitoss Foam platform co-developed with Kensey.

During the nine months ended September 30, 2009 and 2008, we purchased $6,261,563 and $5,083,693, respectively, of product inventory manufactured by Kensey on our behalf. As of September 30, 2009 and December 31, 2008, we owed Kensey $1,465,752 and $3,154,552, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses on our consolidated balance sheets. All product royalty expense payable to Kensey is included in cost of sales on our consolidated statements of operations as we recognize product sales from our customers.

In addition to the royalty description above, we pay additional royalties to Kensey pursuant to a contractual royalty obligation that Kensey purchased from a co-inventor of Vitoss Bone Graft Substitute products. Under this arrangement, we are obligated to pay no more than $5,000,000 in aggregate payments. From inception of the royalty arrangement through September 30, 2009, we have made aggregate royalty payments of $3,102,086.

Agreement with Medafor

In 2008, we obtained certain non-exclusive rights in the United States, and in certain limited territories outside of the United States, to distribute Vitasure pursuant to an agreement with Medafor, Inc. (“Medafor”). The agreement with Medafor was amended in October 2009 to eliminate our remaining minimum purchase commitments for Vitasure and our unilateral right to renew the agreement in 2013 for an additional three year term. The initial term of the agreement was unchanged and extends through December 31, 2013.

Product Development Milestones

In January 2009, we licensed certain technology rights from a third party and, in connection therewith, contractually agreed to make milestone payments upon achievement of specified goals for the development of a new product. During the nine months ended September 30, 2009, we initially paid $1,915,000 under this license and product development agreement. Of this amount, $515,000 has been recorded as a license right intangible, $500,000 has been recorded as prepaid royalties and classified as a long-term asset, and $900,000 has been recorded as research and development expense for the achievement of certain development-related milestones. The $515,000 payment recorded as a license right intangible on the accompanying consolidated balance sheet is being amortized based upon the greater of (a) straight-line amortization over a minimum eight year period, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected minimum life of the contract, which is eight years. Amortization of $16,101 and $48,302 for the license right intangible was recorded during the three and nine months ended September 30, 2009, respectively, and is included in operating expenses on the accompanying consolidated statements of operations.

The timing and actual amount of future milestone payments under our contractual arrangement can be difficult to determine as these payments depend upon satisfactory achievement of product development and other milestones, which will be determined based on events that could occur in the future. If certain product development milestones are met, we may be obligated to pay up to an additional $1,000,000. However, we do not expect to pay additional milestone payments until late 2010 at the earliest, if at all. In addition, if products under development are brought to market, we may be obligated to make certain launch-related milestone payments of up to $1,000,000, as well as additional payments which are due upon the achievement of sales milestones.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. SENIOR SECURED NOTE PURCHASE FACILITY:

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

As of September 30, 2009, we had the option through January 30, 2010 to borrow up to an additional $10,000,000 under the facility to fund working capital and other general business purposes, including product acquisitions, sales force expansion and product development, subject to the satisfaction of certain conditions, which include the following:

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

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of September 30, 2009, we were required to maintain a minimum cash, cash equivalents, and short-term investments balance of $8,750,000. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of favor of the note holder a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of September 30, 2009, we were required to maintain a minimum balance of $14,000,000 in our cash, cash equivalents, and short-term investments in order to avoid obtaining a letter of credit. We are not currently required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions as defined in the facility terms, make investments and pay dividends.

Outstanding principal amounts under the notes bear annual interest at 10%, provided that interest shall accrue at the rate of 12% per year during the continuance of any event of default and shall be payable on demand.

In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466,276 shares of our common stock at an exercise price of $3.41 per share, of which warrants to purchase 1,099,707 shares are currently exercisable. The unexercisable warrants shall become exercisable ratably upon future issuances of the 10% senior secured notes under the facility. The fair value of the exercisable warrants of $1,491,968 was determined using the Black-Scholes option-pricing model. Of this amount, $1,206,460 for exercisable warrants to purchase 733,138 shares was recorded on our consolidated balance sheet at inception as a discount to the initial loan amount of $25,000,000, and is being amortized into interest expense over the five-year term of the facility. In addition, $285,508 for exercisable warrants to purchase 366,569 shares was recorded on our consolidated balance sheet on July 31, 2008 as a discount to the $10,000,000 borrowed on July 31, 2008, and is being amortized into interest expense over the remaining term of the facility, which expires on July 30, 2012. As of September 30, 2009, the unamortized debt discount to the loan amount related to the warrants totaled $979,755. The carrying value of the note on our consolidated balance sheets was $34,020,245 and $33,808,606 as of September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, we had $35,000,000 outstanding under the facility, and had accrued $875,000 in interest expense thereon.

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

Prior to the amendment and restatement of the license agreement in December 2006, we were required to make royalty payments thereunder based on a share of all revenue we received from net sales of Vitagel and CellPaker products that we manufactured. The $9,000,000 payment has been recorded as a license right intangible on the accompanying consolidated balance sheets. This amount is being amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is July 31, 2017. Amortization of $212,598 and $637,794 for the license right intangible was recorded during the three and nine months ended September 30, 2009 and 2008, respectively, and is included in cost of sales on the accompanying consolidated statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements give our current expectations, forecasts of future events or goals. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any, or all, of our forward-looking statements in this Form 10-Q may turn out to be incorrect. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, demand and market acceptance of our products; our ability to successfully launch our Cortoss™ Bone Augmentation Material product in the U.S.; costs associated with the launch of Cortoss in the U.S.; when and if we will become profitable; the cost to expand our manufacturing and operating facilities; the development of our sales network; capital expenditures; future liquidity; uses of cash; the achievement of product development goals and the amount and timing of related milestone and other payments; sales product mix and related margins; our ability to manage our manufacturing facilities and requirements; cost and availability of raw materials; inventory levels; development costs for existing and new products; changes in market interest and foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the U.S. Securities and Exchange Commission (the “SEC”).

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

We are a medical device company primarily focused on developing and marketing proprietary, innovative orthobiologic and biosurgery technologies and products. Our mission is to improve surgical outcomes with products offering superior quality and demonstrated clinical benefit.

Product sales for the three and nine months ended September 30, 2009 increased 8% and 22% to $22,295,070 and $68,476,675, respectively, compared to product sales of $20,563,081 and $56,068,078 for the same periods in 2008. Increased product sales reflect higher sales of both our orthobiologics products and our biosurgery products in the United States.

In orthobiologics, our platform includes products for the fusion, regeneration and fixation of human bone. Our orthobiologics products are based on our proprietary Vitoss™ Bone Graft Substitute technology, and include the Imbibe™ Bone Marrow Aspiration System. Vitoss is the market-leading synthetic bone graft in the United States, with more than 275,000 implantations worldwide. Our orthobiologics products also include our Cortoss™ Bone Augmentation Material and the Aliquot™ Delivery System used with Cortoss, both of which were first available for sale in the U.S. in July 2009. CORTOSS is an advanced, synthetic biomaterial. Following injection into spinal vertebrae, Cortoss hardens to mimic weight-bearing, cortical bone. Cortoss is the first clinically-proven, injectable FDA-cleared alternative to polymethylmethacrylate (PMMA) bone cement for the treatment of vertebral compression fractures, an extremely painful condition that occurs in patients with osteoporosis and cancer.

Our biosurgery products include Vitagel™ Surgical Hemostat, Vitasure™ Absorbable Hemostat, the CellPaker™ Plasma Collection System used in conjunction with Vitagel, and other accessories and delivery products that complement our Vitagel product. These products incorporate advanced biosurgical materials and product engineering to help control bleeding during surgeries.

We anticipate that our product sales will remain insufficient to support our operations at expected spending levels and we will continue to incur an operating loss through the end of the fourth quarter of 2009. We cannot assure that product sales will support operating expenses thereafter.

The following summarizes our principal cash commitments at September 30, 2009 and, as of the date of this report, our principal anticipated expenditures. For additional information on commitments, see Note 9 to our consolidated interim financial statements included in this report.

•

Operations. We expect to use cash, cash equivalents and short-term investments to fund our operations and capital expenditures unless we generate sufficient cash to support our operations. We have contractual commitments under our leases to pay $212,000 in rent during the fourth quarter of 2009. We have quarterly rental obligations in 2010 of $216,000. Also, we expect to hire additional direct sales representatives to support the growth of our existing products and the commercial launch of Cortoss in the United States. We believe that our investment in our sales force could also support opportunities to pursue licensing or distribution rights for additional products. We also expect to continue to build our inventory of Cortoss and Vitagel during the remainder of 2009.

•

Agreement with Kensey. Approximately 62% and 63% of our product sales during the three and nine months ended September 30, 2009 were from products based upon our Vitoss Foam platform co-developed with Kensey. As of September 30, 2009, we owed Kensey $1,465,752 for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on our consolidated balance sheet.

•

Research and Development. We could be contractually obligated to pay up to $2,000,000 under a license agreement in the event that certain product development and launch milestones are met. We do not expect to pay these milestones until late 2010 at the earliest, if at all. We may be required to make additional milestone payments under the license agreement after the product is commercialized if certain sales milestones for the product are achieved. See “Contractual Obligations and Commercial Commitments – Research and development” below for more information.

•

Debt service obligation. We expect to pay $875,000 in interest payments during the fourth quarter of 2009 and in each quarter during 2010 under the $35,000,000 aggregate principal amount of notes issued under our debt facility with LB I Group Inc. See Note 10 to our consolidated interim financial statements included in this report for additional information.

We believe our existing cash, cash equivalents, and short-term investments of $22,521,994 as of September 30, 2009 will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated interim financial statements requires us to make assumptions, estimates and judgments which affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of our consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use The Financial Accounting Standards Board Standards Codification, historical experience and other assumptions as the basis for making estimates. Actual results will differ from those estimates. We have addressed our critical accounting policies in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CRITICAL ACCOUNTING POLICIES.” There were no changes in our critical accounting policies for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our common stock and other debt and equity securities. Cash, cash equivalents and short-term investments were $22,521,994 and $32,290,503 at September 30, 2009 and December 31, 2008, respectively.

Discussion of Cash Flows

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2009 was $5,968,863, compared to $11,737,273 used in operating activities for the nine months ended September 30, 2008. The decrease in cash used to fund operations was primarily due to the lower net loss in 2009. Our operating cash outflows for the nine months ended September 30, 2009 were used primarily to fund our net loss, increases in inventories and decreases in accounts payable and other accrued expenses, offset in part due to certain non-cash expenses such as depreciation, amortization, and compensation related to stock option accounting. For the nine months ended September 30, 2008, decreases in accounts payable and other accrued expenses were offset by certain non-cash expenses such as depreciation, amortization, and compensation related to stock option accounting.

We expect to continue to focus our efforts on sales growth from our orthobiologics and biosurgery product platforms. We launched our Vitoss Bioactive Foam and Vitasure products in 2008. After initiating a controlled launch of Cortoss in the U.S. in July, 2009 using a subset of our highly-trained sales force, we expanded the launch to our entire sales force at the end of the third quarter of 2009. We believe that the commercialization of Cortoss is benefiting and will continue to benefit from the Company’s infrastructure, core competencies and the call patterns of the Company’s sales force. Cortoss represents a new technology which will generally need to be approved by technology review boards of target hospitals in order for the hospitals to carry the product. The amount of time to obtain approvals from the technology review boards can be difficult to predict and we cannot guarantee that we will be able to secure widespread hospital approvals for Cortoss. We expect our U.S. Cortoss sales will increase as the product launch progresses, we obtain further hospital approvals for the product and our sales force trains more physicians on the product. We expect to continue to add direct sales representatives to our organization for those territories in the U.S. where either we do not currently have independent distributor coverage or the territory is underserved. Also, we intend to fund studies to collect and publish post-clinical data relating to the performance of our products to support our marketing and sales efforts.

We expect to continue to use cash, cash equivalents and short-term investment proceeds to fund our operations until we are profitable. Our operating cash requirements are dependent heavily upon: (i) the rates at which we add new direct sales representatives and our field sales network generates sales; (ii) our product sales mix as relative increases in sales of our lower margin products result in lower gross profit, which tends to increase our cash needs; (iii) the amount of inventory, including raw materials and work-in-process, that we maintain to support product sales, anticipated product sales and anticipated product launches; and (iv) the overall level of our research and development expense, which will depend on the development status and costs of products in our pipeline and any new products that we could pursue in the future. Accordingly, for the foreseeable future, our operating cash requirements will continue to be subject to quarterly volatility.

In October 2009, our distribution agreement with Medafor was amended to eliminate our remaining minimum purchase commitments for Vitasure and our unilateral right to renew the agreement for an additional three year term in 2013 if certain purchase commitments were satisfied. The initial term of the agreement was unchanged and extends through December 31, 2013.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $4,303,772 for the nine months ended September 30, 2009 compared to $2,980,710 for the nine months ended September 30, 2008. The increase in cash provided by investing activities for the nine months ended September 30, 2009, primarily reflects the net proceeds from the sale and maturity of short-term investments of $9,353,531, which was partially offset by expenditures of $4,539,754 for certain capital projects, including the purchase of equipment and leasehold improvements to manufacture Vitagel and $515,000 for a license right intangible. During the nine months ended September 30, 2008, we received net proceeds of $12,750,743 from the sale and maturity of short-term investments, which were partially offset by $3,418,033 in expenditures for equipment and leasehold improvements and $6,552,000 paid to acquire a collagen-processing business.

We invest our excess cash in highly liquid investment-grade marketable securities, including government-sponsored enterprise debt securities and corporate debt securities. Marketable securities having maturities greater than three months are classified as short-term investments.

Until we achieve sales at levels that enable us to fund operations and investing activities, we expect to continue to use cash, cash equivalents and proceeds from sales of short-term investments to fund operating and investing activities. We do not believe product sales during the fourth quarter of 2009 will support the level of operating expenses we anticipate for that period. We cannot assure that product sales will support operating expenses thereafter.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2009 was $1,238,475, which was derived primarily from the exercise of employee stock options. Net cash provided by financing activities for the corresponding year earlier was $10,146,948, which was derived primarily from the incurrence of $10,000,000 in debt under our debt facility (see Note 10). The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon future trading prices for our common stock and the expiration dates of these instruments.

Contractual Obligation and Commercial Commitments

Notes Payable. On July 30, 2007, we entered into a $45,000,000 senior secured note purchase facility, to which we refer as our “debt facility” or “facility”, with LB I Group Inc., an affiliate of Lehman Brothers Inc. Notes issued under the facility are due July 30, 2012. We issued $25,000,000 principal amount of notes under the facility on July 30, 2007 and used most of the proceeds to repurchase a revenue interest obligation. On July 31, 2008, we issued an additional $10,000,000 principal amount of notes under the facility. We applied the proceeds of this note toward payment of (i) the $6,552,000 purchase price for the collagen raw material, equipment and technology license that we acquired during the third quarter of 2008 under a supply and license agreement and (ii) costs to expand our manufacturing capacity for Vitagel and ancillary products such as Aliquot, Imbibe and CellPaker.

Borrowings under the facility are guaranteed by us and two of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot. We are required to make quarterly interest-only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, provided the interest shall accrue at the annual rate of 12% during the continuance of any event of default and shall be payable on demand. We expect to pay $875,000 in interest payments under our debt facility during the fourth quarter of 2009 and in each quarter during 2010.

Agreement with Kensey Nash Corporation. Pursuant to our agreement with Kensey, we are obligated to pay Kensey transfer fees for manufacturing Vitoss Foam and Vitoss Bioactive Foam and royalties on the net sales of these products. As of September 30, 2009, we owed Kensey $1,465,752 for manufactured product inventory and royalties.

We pay additional royalties to Kensey pursuant to a separate royalty obligation that Kensey purchased from a co-inventor of Vitoss Bone Graft Substitute products. Under this arrangement, we are obligated to pay no more than $5,000,000 in aggregate payments. From inception of the royalty arrangements through September 30, 2009, we have made aggregate royalty payments of $3,102,086.

Leases. We lease facilities under non-cancelable operating leases that are scheduled to expire on July 31, 2017. Our annual rental payments under the leases are approximately $800,000 for 2009 and are scheduled to increase over time up to approximately $1,006,000 in 2016.

Research and development. In connection with the development of new products with business partners, we may contractually agree to make milestone payments upon achievement of specified developmental goals. The timing and actual amount of these payments can be difficult to determine as they depend upon satisfactory achievement of product development and other milestones, which will be determined based on events that may occur in the future. We have paid $1,915,000 for license fees and product development milestones pursuant to contractual obligations that we incurred during the nine months ended September 30, 2009. We may be contractually obligated to pay up to $2,000,000 under a license agreement in the event that certain product development and launch milestones are met. We do not expect to pay these milestones until 2010 at the earliest, if at all.

Results of Operations

Product Sales. Product sales for the three and nine months ended September 30, 2009 increased 8% and 22% to $22,295,070 and $68,476,675, respectively, as compared to $20,563,081 and $56,068,078 for the same periods in 2008. During the third quarter of 2009, sales of our orthobiologics products increased 7% and sales of our biosurgery products increased 12% compared to the year earlier quarter. Total sales in the third quarter of 2009 increased over the corresponding 2008 quarter at a slower rate than in previous quarters. We believe that this lower growth was primarily due to two factors. First, the third quarter is typically affected by summer seasonality, but this had less of an impact in 2008 because of the rapid uptake of Vitoss Bioactive Foam launched earlier that year. Secondly, we believe that sales force productivity in the quarter was adversely affected by the launch of Cortoss in the U.S. and the time required to educate physicians and hospital new technology committees about Cortoss.

Approximately 76% and 77% of our product sales during the three and nine months ended September 30, 2009, respectively, were from our orthobiologics products, as compared to approximately 76% and 75%, respectively, of product sales during the same periods in 2008. Sales of our VitossTM Bioactive Foam products, which were launched in 2008, contributed a substantial portion of overall orthobiologics product sales during the three and nine months ended September 30, 2009. Our biosurgery products contributed approximately 24% and 23% of product sales for the three and nine months ended September 30, 2009, respectively, as compared to 24% and 25%, respectively, for the same periods in 2008.

For the three and nine months ended September 30, 2009, 95% and 94%, respectively, of product sales were in the U.S. compared to 94% and 93% for the same periods in 2008. The remaining sales during 2009 and 2008 were the result of product sales outside the U.S., primarily in Europe.

Gross Profit. Gross profit for the three and nine months ended September 30, 2009 was $15,145,252 and $46,650,146, respectively, compared to $13,880,884 and $37,217,765, respectively, for the same periods in 2008. As a percentage of sales, gross profit was 68% for the three and nine months ended September 30, 2009, compared to 68% and 66% for the same periods in 2008. The increase in the gross margin for the nine months ended September 30, 2009, compared to the same period in 2008, primarily reflects more favorable product mix. Our gross margins may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating Expenses. Operating expenses for the three months ended September 30, 2009 and 2008 were $16,149,365 and 15,085,223, respectively, which represents a 7% increase year over year in quarterly operating expenses. Operating expenses for the nine months ended September 30, 2009 and 2008 were $48,123,974 and $45,731,236, respectively, which represents a 5% increase year over year in operating expenses for the first three quarters of 2009. Operating expenses were 72% and 70%, respectively, of product sales for the three and nine months ended September 30, 2009, as compared to 73% and 82%, respectively, for the same periods in 2008.

General and administrative expenses for the three and nine months ended September 30, 2009 were $3,443,940 and $9,148,039, respectively, a 29% and 12% increase compared to $2,671,559 and $8,202,293, respectively, for the same periods in 2008. The increase in expenses during the third quarter and first nine months of 2009 was primarily due to severance costs associated with the departure of a senior executive officer, combined with higher consulting costs. General and administrative expenses were 15% and 13% of product sales for the three and nine months ended September 30, 2009, respectively, as compared to 13% and 15% for the same periods in 2008.

Selling and marketing expenses for the three and nine months ended September 30, 2009 were $10,819,777 and $33,433,176, respectively, a 1% decrease and a 4% increase compared to $10,957,284 and $32,236,273, respectively for the same periods in 2008. The decrease in the third quarter of 2009 compared to the third quarter of 2008 is due to lower commission expense, combined with lower personnel-related and demonstration product costs, partially offset by increased training and education costs, Cortoss-related marketing costs and marketing expenditures outside the United States. The decrease in commission expense during the third quarter of 2009 compared to the corresponding quarter in 2008 was primarily due to a higher commission rate paid in the third quarter of 2008 resulting from the strong growth in Vitoss Bioactive Foam. The increase in selling and marketing expenses for the nine months ended September 30, 2009 compared to the prior period in 2008 is due to an increase in commission expense correlated with the increase in sales partially offset by the decrease in the overall commission rate from 2008 to 2009. Other than commissions, increases in costs related to the Cortoss launch were partially offset by more effective cost management of certain sales force discretionary spending.

Research and development expenses increased to $1,885,648 and $5,542,759 for the three and nine months ended September 30, 2009 respectively, compared to $1,456,380 and $5,292,670 for the same periods in 2008. The 29% and 5% increase for the three and nine months ended September 30, 2009, respectively, compared to the corresponding periods in 2008, primarily was due to higher costs associated with new product development, primarily for our Vitoss line of products. Research and development expenses were 8% of product sales for the three and nine months ended September 30, 2009 and 7% and 9% for the same periods in 2008.

Net other expense. Net other expense for the three and nine months ended September 30, 2009 was $722,514, and $2,098,708, respectively. Our net other expense for the three and nine months ended September 30, 2008 was $475,422 and $972,584. Net other expense for the three months ended September 30, 2009 was higher than the corresponding period in 2008 primarily due to lower interest income due to lower interest rates and lower cash, cash equivalents and short-term investment balances in 2009. Net other expense for the nine months ended September 30, 2009 was higher than the corresponding period in 2008 due to higher interest expense relating to outstanding notes payable as the principal amount was outstanding for a longer period of time during the nine months ended September 30, 2009 as compared to the prior period in 2008, combined with lower interest rates and lower cash, cash equivalents and short-term investments.

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

As of September 30, 2009 and December 31, 2008, our total exposure to foreign currency risk in U.S. dollar terms was $1,941,000 and $2,525,000, or 2% and 3% of our total assets, respectively. The potential impact of a hypothetical 10% decline in foreign exchange rates would result in a total decline in the fair value of our assets of approximately $194,000 at September 30, 2009 and $253,000 at December 31, 2008.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of September 30, 2009 and December 31, 2008, our short-term investments consisted of highly liquid investment-grade marketable securities including government-sponsored enterprise debt securities and corporate debt securities. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

ORTHOVITA, INC.
(Registrant)

November 9, 2009	By:	/S/ ANTONY KOBLISH
Antony Koblish
President and Chief Executive Officer (Principal executive officer)

November 9, 2009	By:	/S/ NANCY C. BROADBENT
Nancy C. Broadbent
Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)