Form 10-Q
period 2010-03-31
ORTHOVITA INC
filed 2010-05-07
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Class

Outstanding as of April 22, 2010

Common Stock, par value $.01

76,797,461 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS (UNAUDITED)

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,230	$7,757
Short-term investments	12,273	15,349
Accounts receivable, net of allowance for doubtful accounts of $246 and $217, respectively	12,437	12,324
Inventories	27,079	26,058
Other current assets	761	784

Total current assets	59,780	62,272
Property and equipment, net	18,152	17,940
License and technology intangible assets, net	11,003	11,376
Other assets	968	1,041

Total assets	$89,903	$92,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,863	$5,028
Accrued compensation and related expenses	1,577	2,805
Other accrued expenses	5,221	5,534

Total current liabilities	10,661	13,367

LONG-TERM LIABILITIES:
Notes payable, net of debt discount of $829 and $905, respectively	34,171	34,095
Other long-term liabilities	452	408

Total long-term liabilities	34,623	34,503

Total liabilities	45,284	47,870

COMMITMENTS (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 100,000 shares authorized, 76,769 and 76,542 shares issued and outstanding	768	765
Additional paid-in capital	225,948	224,734
Accumulated deficit	(181,764)	(180,578)
Accumulated other comprehensive loss	(333)	(162)

Total shareholders’ equity	44,619	44,759

Total liabilities and shareholders’ equity	$89,903	$92,629

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
PRODUCT SALES	$24,077	$21,690
COST OF SALES	7,399	7,010

GROSS PROFIT	16,678	14,680

OPERATING EXPENSES:
General and administrative	3,432	2,613
Selling and marketing	12,374	10,499
Research and development	1,282	1,940

Total operating expenses	17,088	15,052

OPERATING LOSS	(410)	(372)
Interest expense	(771)	(924)
Interest income	10	134

LOSS BEFORE INCOME TAXES	(1,171)	(1,162)
INCOME TAXES	(15)	(14)

NET LOSS	$(1,186)	$(1,176)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	76,502	75,904

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months Ended March 31,
	2010	2009

OPERATING ACTIVITIES:
Net loss	$(1,186)	$(1,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discounts and premiums related to investments	94	(79)
Depreciation and amortization of property and equipment	516	454
Amortization of license rights and technology intangible assets	373	373
Amortization of debt discount	76	69
Compensation related to restricted common stock awards, restricted common stock units and stock option accounting for employees and non-employee directors	466	353
Fair market value adjustment related to derivative liability associated with non-employee stock options	28	(27)
Provision for doubtful accounts	45	15
(Increase) decrease in -
Accounts receivable	(281)	(200)
Inventories	(1,045)	(874)
Other current assets	(62)	(177)
Other assets	73	10
(Decrease) increase in -
Accounts payable	(1,269)	(312)
Accrued compensation and related expenses	(1,094)	(839)
Other accrued expenses	(421)	(476)
Other long-term liabilities	16	21

Net cash used in operating activities	(3,671)	(2,865)

INVESTING ACTIVITIES:
Purchase of investments	(2,743)	(4,488)
Proceeds from sale and maturity of investments	5,725	10,500
Purchases of property and equipment	(559)	(1,226)
Purchase of license right intangible asset	—	(515)

Net cash provided by investing activities	2,423	4,271

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	751	52

Net cash provided by financing activities	751	52

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(30)	30

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(527)	1,488
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,757	8,518

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,230	$10,006

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

(Unaudited)

1. The Company:

Orthovita, Inc. (we, us, our, Orthovita or Company) is a specialty spine and orthopedic company with a portfolio of orthobiologic and biosurgery products. Our products are based on novel and unique proprietary biomaterials that have innovative mechanisms of action in the body. Our orthobiologic platform offers products for the fusion, regeneration and fixation of human bone. Our biosurgery platform offers products for controlling intra-operative bleeding, also known as hemostasis. In the U.S., we primarily market our products through a direct sales force but also utilize distributors and independent sales agents in certain geographical areas. Outside the U.S., we market our products through a direct sales force in the United Kingdom and through distributors in other countries.

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

2. Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated interim financial statements include the accounts of Orthovita and its wholly-owned subsidiaries. We have eliminated all intercompany balances in consolidation.

The financial statements of our international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, and an average exchange rate for each period of revenues, expenses, and gain and losses. The functional currency of our non-U.S. operations is the local currency. Adjustments resulting from the translation of financial statements are reflected in accumulated other comprehensive loss. Transaction gains and losses are charged to operations.

Preparation of Financial Statements and Use of Estimates

The accompanying unaudited consolidated interim financial statements of Orthovita were prepared in accordance with accounting principles generally accepted in the U.S. and the interim financial statements rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, these consolidated interim statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated interim financial statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. The consolidated financial statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

assets. We use historical experience and other assumptions as the basis for making estimates. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods.

Cash and Cash Equivalents and Short-Term Investments

We consider all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents consist of deposits that are readily convertible into cash (see note 3).

For financial reporting purposes, our entire short-term investment portfolio is classified as available-for-sale and is stated at fair value as determined by quoted market values. Accordingly, any unrealized holding gains and losses are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Discounts and premiums are amortized over the term of the security and reported in interest income. The investments are reviewed on a periodic basis for other-than-temporary impairments (see notes 3 and 4).

Fair Value Measurements

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The guidance applies under other accounting pronouncements that require or permit fair value measurements and indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC Topic 820 defines fair value based upon an exit price model.

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

Concentrations of Credit Risk

Our policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. We maintain our cash primarily in investment accounts within large financial institutions. Currently, the Federal Deposit Insurance Corporation insures these balances up to $250 per bank. We have not experienced any losses on our bank deposits and we believe these deposits do not expose us to any significant credit risk.

We grant credit, generally without collateral, to our customers, which are primarily in the health care market. Consequently, we are subject to potential credit risk related to changes in economic conditions within that market. However, we believe that our billing and collection policies are adequate to minimize the potential credit risk.

Concentrations of Supply Risk

We are highly dependent on Kensey as a sole source provider of certain raw materials used in the manufacture of Vitoss Foam products and as the sole manufacturer of our Vitoss Foam products (see note 12). We also source other raw materials and a majority of the disposable components that accompany and are used with our products with a limited number of third party manufacturers and we are highly dependent upon these manufacturers.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

Inventories

Inventories are stated at the lower of cost or market value using the first-in first-out basis, or FIFO. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. The costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense (see note 5).

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of each asset, generally three to five years. The useful life for leasehold improvements is generally the term of the facility lease. Expenditures for major renewals and improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Property and equipment includes assets designated as construction in-progress and not placed in service. We begin to depreciate these assets when they are placed into service or, if the property and equipment requires approval from the U.S. Food and Drug Administration (FDA), when such approval is obtained and the asset is placed in service (see note 6).

Interest cost that is incurred on borrowed funds used to expand the manufacturing facilities is capitalized and is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment or intangible assets, during either the three months ended March 31, 2010 or the three months ended March 31, 2009 as their carrying amounts were not impaired.

Amortization of Intangible Assets

The carrying value of intangible assets, which consist of acquired technology and license rights, are generally amortized on a straight line basis or the unit of sales method, whichever results in the shorter amortization period.

Revenue Recognition

Revenue is not recognized until persuasive evidence of an arrangement exists, performance or delivery has occurred, the sales price is fixed or determinable and collection is probable. In the U.S., we recognize product sales revenue upon either shipment of purchased product to the customer, or receipt of documentation from the customer indicating its consumption of product from consigned inventory. Outside the U.S., revenue from product sales is primarily recognized upon shipment of the product to distributors.

We do not allow product returns or exchanges. We have no obligations to our customers once title has been transferred. We generally require each of our U.S. and U.K. customers to pay on a net 30-day basis. Outside of the U.S. and the U.K., independent stocking distributors are generally required to pay on a net 60 day basis.

Stock-based Compensation

Stock-based compensation is accounted for at grant-date fair value and amortized on a straight-line basis over the vesting terms of the awards in the consolidated statements of operations based upon the portion of the awards that are expected to vest. We estimate pre-vesting forfeitures by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

The following table sets forth the total stock-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Cost of Sales	$10	$14
General and administrative	210	166
Selling and marketing	184	121
Research and development	62	52

Total	$466	$353

The fair value of stock option awards granted to employees was estimated using the Black-Scholes option pricing model on the date of grant using the following weighted average assumptions for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	3.04%	2.56%
Expected volatility	55%	56%
Dividend yield	0%	0%
Expected life	6 years	6 years

The weighted average fair value of options granted during the three months ended March 31, 2010 and 2009 was $2.26 and $1.55 per share, respectively.

For the three months ended March 31, 2010 and 2009, we calculated expected volatility based upon the historical daily closing prices of our common stock as quoted on the NASDAQ Global Market (NASDAQ) over a prior period having a term equal to the expected life of the stock options.

Net Loss Per Common Share

Basic net loss per share excludes securities exercisable for or convertible into shares of common stock, and it is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share data is computed assuming the conversion or exercise of all dilutive securities such as common stock options and warrants.

Equity awards and warrants to purchase an aggregate of 9,979 and 9,267 common shares were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2010 and 2009, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

Comprehensive Loss

We classify items of other comprehensive loss separately in the shareholders’ equity section of our consolidated balance sheets. For the three months ended March 31, 2010 and 2009, comprehensive loss was:

	Three Months Ended March 31
	2010	2009
Net loss	$(1,186)	$(1,176)

Unrealized loss on investments	—	(62)
Foreign currency translation loss	(171)	(28)

Total other comprehensive loss	(171)	(90)

Comprehensive loss	$(1,357)	$(1,266)

Supplemental Cash Flow Information

	Three Months Ended March 31
	2010	2009
Property and equipment purchases included in accounts payable and accrued expenses	142	1,425
Cash paid for interest, net of amount capitalized	695	763

Recently Issued Pronouncements

In January 2010, the FASB issued guidance that amends ASC Topic 820, Fair Value Measurements and Disclosures, that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for reporting periods beginning after December 15, 2009 and did not have an impact on our consolidated interim financial statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

3. Cash, Cash Equivalents and Short-Term Investments:

At March 31, 2010 and December 31, 2009, cash, cash equivalents and short-term investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
March 31, 2010:
Cash and cash equivalents	$7,230	$—	$—	$7,230

Short-Term Investments:
U.S. Treasury securities	2,018	—	—	2,018

Government-sponsored enterprise debt securities	10,255	—	—	10,255

	12,273	—	—	12,273

Total	$19,503	$—	$—	$19,503

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
December 31, 2009:
Cash and cash equivalents	$7,757	$—	$—	$7,757

Short-Term Investments:
U.S. Treasury securities	1,770	—	(1)	1,769

Government-sponsored enterprise debt securities	13,579	1	—	13,580

	15,349	1	(1)	15,349

Total	$23,106	$1	$(1)	$23,106

Amortization of discounts and premiums related to investments resulted in expense of $94 and income of $79 for the three months ended March 31, 2010 and 2009, respectively.

4. Fair Value Measurements:

The following tables provide the assets carried at fair value measured on a recurring basis as of March 31, 2010 and December 31, 2009:

	Carrying Value	Fair Value Measurement at March 31, 2010
		Level 1	Level 2	Level 3

Short-Term Investments:
U.S. Treasury securities	$2,018	$2,018	—	—
Government-sponsored enterprise debt securities	10,255	10,255	—	—

	$12,273	$12,273	$—	$—

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

	Carrying Value	Fair Value Measurement at December 31, 2009
		Level 1	Level 2	Level 3

Short-Term Investments:
U.S. Treasury securities	$1,769	$1,769	—	—
Government-sponsored enterprise debt securities	13,580	13,580	—	—

	$15,349	$15,349	$—	$—

5. Inventories:

As of March 31, 2010 and December 31, 2009, inventories consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$6,312	$5,538
Work-in-process	8,725	8,816
Finished goods	12,042	11,704

	$27,079	$26,058

6. Property and Equipment:

As of March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Construction in-progress	$10,464	$9,898
Machinery and equipment	7,840	7,797
Furniture and computer, sales, marketing and office equipment	5,906	5,790
Leasehold improvements	9,073	9,083

	33,283	32,568
Less—Accumulated depreciation and amortization	(15,131)	(14,628)

	$18,152	$17,940

As of March 31, 2010 and December 31, 2009, property and equipment included assets designated as construction in-progress and not placed in service. Construction in-progress at March 31, 2010 and December 31, 2009 consisted primarily of construction costs for our collagen manufacturing facility. We expect that this facility will be approved by the FDA and placed into service by the second half of 2010. We will begin to record depreciation expense on these assets when they are placed into service.

We capitalized interest cost incurred on borrowed funds used to expand our manufacturing facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $180 and $112 for the three months ended March 31, 2010 and 2009, respectively.

Depreciation expense for the three months ended March 31, 2010 and 2009 was $516 and $454, respectively.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

7. License and Technology Intangible Assets:

As of March 31, 2010 and December 31, 2009, license and technology intangible assets consisted of the following:

	Life	March 31, 2010	December 31, 2009
Collagen-processing technology	11 years	$9,000	$9,000
Acquired technology-Vitagel and CellPaker	9 years	5,199	5,199
Other-licensed technology	8 years	515	515

		14,714	14,714
Less — Accumulated amortization		(3,711)	(3,338)

		$11,003	$11,376

Amortization expense was $373 for each of the three month periods ended March 31, 2010 and 2009.

8. Senior Secured Note Purchase Facility:

We have $35,000 in outstanding principal indebtedness under a senior secured note purchase facility. Notes issued under the facility are due July 30, 2012. Outstanding principal amounts under the notes bear annual interest at 10%, except that during the continuance of any event of defaults, interest would accrue at the rate of 12% per year and the notes would be payable on demand. In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466 shares of our common stock at an exercise price of $3.41 per share. Of these warrants, warrants to purchase 1,100 shares of our common stock remained outstanding at March 31, 2010 and expire in July 2012. The fair value of the warrants of $1,492 was recorded in the consolidated balance sheet as a discount to the loan and is being amortized into interest expense over the remaining term of the facility.

Borrowings under the facility are guaranteed by us and certain of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot. We are required to make quarterly interest-only payments to the note holder. Upon the occurrence of various events, including our receipt of (i) proceeds in excess of 5% of our total assets for certain asset dispositions; (ii) more than $1,000 in aggregate cash insurance proceeds for damaged or destroyed property that is not applied to the repair or replacement of the property within one year; or (iii) more than $7,500 in gross cash proceeds from judgment awards or settlements, the note holders are entitled to prepayment of the outstanding principal amount of the notes to the extent of the net cash proceeds that we receive. We may prepay at any time any part of the outstanding balance under the notes, in a minimum amount of $2,000 and in increments of at least $1,000 in excess of such minimum, together with interest accrued thereon. Both mandatory and optional prepayments are subject to a prepayment premium of up to 16% of the principal balance of the notes then outstanding, depending on the timing of the prepayment. The unpaid principal amount under the notes and accrued interest and all other obligations shall become due and payable immediately if we are insolvent, are in bankruptcy proceedings or have a custodian or receiver appointed for any substantial part of our property. If an event of default not described in the preceding sentence occurs and is continuing (including a change of control of the Company), then the holders of at least two-thirds in principal amount of notes then outstanding may declare the unpaid principal amount of the notes, accrued interest and all other obligations due and payable immediately. In addition, if the notes become due and payable, whether automatically or by declaration, by reason of any of the following events of default, then we must pay a prepayment premium of up to 16% of the principal balance of the notes then outstanding, depending on the timing of the prepayment:

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

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then-outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of March 31, 2010, we must maintain a minimum cash, cash equivalent, and short-term investment balance of $8,750. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of favor of the note holder a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of March 31, 2010, we must maintain a minimum balance of $14,000 in cash, cash equivalents, and short-term investments in order to avoid obtaining a letter of credit. Currently we are not required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions as defined in the facility terms, make investments and pay dividends.

Borrowing obligation maturities as of March 31, 2010 are as follows:

Notes Payable
2010	$—
2011	—
2012	35,000

Total	$35,000

Net interest expense on notes payable was $771 and $924 for the three months ended March 31, 2010 and 2009, respectively.

9. Other Accrued Expenses:

As of March 31, 2010 and December 31, 2009, other accrued expenses consisted of the following:

	March 31, 2010	December 31, 2009
Commissions payable	$1,621	$2,423
Interest payable	875	875
Other accrued expenses	2,725	2,236

	$5,221	$5,534

10. Shareholders’ Equity:

The following table summarizes the changes in the shares of common stock outstanding and in total shareholders’ equity for the period from December 31, 2009 to March 31, 2010:

	Shares	Total Shareholders’ Equity
Balance, December 31, 2009	76,542	$44,759
Common stock purchased under the employee stock purchase plan	16	66
Exercise of common stock options	211	685
Stock-based compensation expense	—	466
Net loss	—	(1,186)
Change in accumulated other comprehensive loss	—	(171)

Balance, March 31, 2010	76,769	$44,619

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

Equity Compensation Plan

Our equity compensation plan (the Plan) provides for incentive and nonqualified stock options, restricted stock awards, restricted stock units and other equity incentives to be granted to directors, employees, and consultants. Our shareholders have approved the Plan.

At March 31, 2010, there were 17,850 shares authorized for issuance under the Plan. The following table shows the number of shares underlying outstanding awards under the Plan at March 31, 2010 and the number of shares remaining available for grant under the Plan:

Shares authorized for issuance under the Plan	17,850
Common stock options currently issued and outstanding	(8,262)
Restricted common stock units currently issued and outstanding	(113)
Restricted common stock currently issued and outstanding	(83)
Performance shares issued and outstanding	(421)
Shares issued upon exercise of common stock options or restricted stock or restricted stock units whose restrictions have lapsed	(4,848)

Shares available for grant under the Plan at March 31, 2010	4,123

Performance-based Equity Awards

In 2008, we granted performance-based equity awards under the Plan to certain executive officers whereby up to an aggregate of 421 shares of our common stock, valued at $2.68 per share, could be issued. The number of shares of common stock issuable under each award is dependent upon our achievement of pre-determined levels of U.S. sales of Cortoss Bone Augmentation Material and related delivery systems during the twelve-month period commencing July 1, 2009 (the Twelve-Month Performance Period). In the fourth quarter of 2009, we determined that it was unlikely that U.S. Cortoss sales and related delivery systems would achieve the predetermined level in the Twelve Month Performance Period. We continue to believe that this assessment is correct and, accordingly, no compensation expense has been recorded for these performance awards during the three months ended March 31, 2010.

Restricted Common Stock and Restricted Common Stock Units

There was $241 of unrecognized cost related to unvested restricted common stock and restricted common stock units as of March 31, 2010 which is expected to be recognized over a weighted average period of approximately 1.3 years. The compensation expense recorded for these awards during the three months ended March 31, 2010 and 2009 was $44 and $108, respectively. As of March 31, 2010 there were 83 shares outstanding of unvested restricted common stock and unvested restricted common stock units representing 113 shares of common stock.

Common Stock Options

During the three months ended March 31, 2010, we granted options to purchase 1,283 shares of common stock under the Plan to our employees. The aggregate fair value of the grants was $2,715 and is being amortized over the four year vesting term. Compensation expense recorded during the three months ended March 31, 2010 and 2009 was $422 and $245, respectively.

Options are granted with exercise prices equal to or greater than the fair market value of the underlying common stock on the date of grant. Generally, incentive stock options become exercisable in equal installments over a four-year period and nonqualified stock options granted to non-employee consultants are fully vested on the date of grant. The options generally remain exercisable for a maximum period of ten years. Upon exercise of options, new shares of common stock are issued.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

The following table summarizes stock option activity from December 31, 2009 through March 31, 2010:

Outstanding, December 31, 2009	7,199
Granted	1,283
Exercised	(211)
Cancelled	(9)
Expired	—

Outstanding, March 31, 2010	8,262

During the three months ended March 31, 2010, stock options to purchase 211 shares of common stock were exercised for proceeds of $685. There were no option exercises during the three months ended March 31, 2009.

There was $6,284 of unrecognized compensation cost related to unvested employee stock options as of March 31, 2010, which is expected to be recognized over a weighted average period of approximately three years.

Employee Stock Purchase Plan

During the three months ended March 31, 2010 and 2009, 16 and 20 shares of common stock were purchased under our Employee Stock Purchase Plan for proceeds of $66 and $52, respectively.

Common Stock Purchase Warrants

In connection with entering into our debt facility (see Note 8), we issued warrants to the note purchaser with a term of five years. As a result, warrants to purchase 1,100 shares of our common stock at an average exercise price of $3.41 were outstanding at March 31, 2010 and will expire in July 2012.

11. Product Sales:

For the three months ended March 31, 2010 and 2009, product sales by geographical market were as follows:

	Three Months Ended March 31,
	2010	2009
United States	$22,771	$20,497
Outside the United States	1,306	1,193

Total product sales	$24,077	$21,690

Approximately 64% and 72% of product sales during the three months ended March 31, 2010 and 2009, respectively, were from products based upon the Vitoss Foam platform co-developed with Kensey (see note 12). Vitagel contributed approximately 22% of product sales for both of the three months periods ended March 31, 2010 and 2009.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

12. Commitments:

Operating Leases

For the three months ended March 31, 2010, and the three months ended March 31, 2009, operating lease expense was $222 and $214, respectively. At March 31, 2010, future minimum rental payments under operating leases are as follows:

April 1, 2010 through December 31, 2010	$647
2011	886
2012	924
2013	961
2014 and thereafter	3,678

$7,096

Agreement with Kensey Nash Corporation

We have an agreement with Kensey to jointly develop and commercialize certain biomaterials-based products based upon the Vitoss platform. The products developed under this agreement are based on our internally developed proprietary Vitoss bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any approved or cleared jointly developed product under the agreement, and we will market and sell the product worldwide. Under the agreement, we are obligated to pay Kensey both a transfer price for manufacturing products and royalties based on the net sales of such products. These rights and obligations extend until February 2014 for the Vitoss Foam product platform and until February 2024 for the Vitoss Bioactive Foam product platform.

For the three months ended March 31, 2010 and 2009, we purchased $1,171 and $1,842, respectively, of product inventory manufactured by Kensey. As of March 31, 2010 and December 31, 2009, we owed Kensey $1,615 and $2,420, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses in the consolidated balance sheets. All product royalty expense payable to Kensey is included in cost of sales on the consolidated statements of operations as we recognize product sales revenue from ours customers.

Separate from the royalty payment obligation described above, we pay additional royalties to Kensey pursuant to a contractual royalty obligation that Kensey purchased from a co-inventor of Vitoss technology. Under this arrangement, we are obligated to pay no more than $5,000 in aggregate royalties on Vitoss product sales. For the three months ended March 31, 2010 and 2009, we recognized $172 and $155, respectively, as royalty expense under this contractual arrangement. From inception of the royalty arrangement through March 31, 2010, we have made aggregate royalty payments of $3,432.

Employment Agreements

Under the terms of employment agreements with two executive officers, extending through April 2011 and May 2011, subject to renewal, we are required to pay each individual a base salary for continuing employment with us. The agreements currently require payments of $519 from April 1, 2010 through December 31, 2010 and $255 in 2011, respectively. The agreements also provide for other benefits, including certain obligations that may be triggered by a change in control, termination with cause or resignation for good reason.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion and analysis contains forward-looking statements that provide our current expectations, forecasts of future events or goals. You can identify these statements as those that do not relate strictly to historical or current facts. These statements could include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be incorrect. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are many important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, demand, market acceptance and hospital approval of our products; third party reimbursement rates and health care reform; our ability to compete in increasingly price-sensitive markets; our ability to grow revenues by leveraging our existing infrastructure and sales force; the impact of our new Cortoss and Aliquot pricing strategy; our ability to manage our manufacturing facilities and requirements; the ability of our competitors to develop more technically advanced products; the regulatory approval of our products; the development of our sales network; sales product mix and related margins; capital expenditures; future liquidity; uses of cash; the achievement of product development goals and the amount and timing of related milestone and other payments; cost and availability of raw materials; inventory levels; development costs for existing and new products; equity compensation expense; foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission (SEC).

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

Our orthobiologic platform includes products for the fusion, regeneration and fixation of human bone. Our orthobiologic products are based on our proprietary Vitoss™ Bone Graft Substitute technology and include the Imbibe™ Bone Marrow Aspiration System. Vitoss is the market-leading synthetic bone graft in the U.S. and has been used in more than 325,000 implantations worldwide. Several of our Vitoss products incorporate our proprietary ceramic glass technology which accelerates bone healing. Our orthobiologic products also include our Cortoss™ Bone Augmentation Material and the Aliquot™ Delivery System used with Cortoss, both of which were first available for sale in the U.S. in July 2009. Cortoss is an advanced synthetic biomaterial. Following injection into spinal vertebrae, Cortoss hardens to mimic weight-bearing, cortical bone. Cortoss is the first clinically-proven, injectable FDA-cleared alternative to polymethylmethacrylate (PMMA) bone cement for the treatment of vertebral compression fractures, an often extremely painful condition that occurs in patients with osteoporosis and cancer. In addition to extensive clinical data showing statistically significant improvements in pain relief (at three months following implantation) and function (at 24 months following implantation) from the use of Cortoss in comparison to PMMA, we believe that Cortoss has significant ease-of-use advantages over current vertebral augmentation technology.

Our biosurgery products include Vitagel™ Surgical Hemostat, Vitasure™ Absorbable Hemostat, and the CellPaker™ Plasma Collection System used in conjunction with Vitagel, and other accessories and delivery products that complement our Vitagel product. These products incorporate advanced biosurgical materials and product engineering to help control bleeding during surgeries.

We sell our products worldwide and focus on the U.S. orthopedic and spine market. In the U.S. our products are primarily sold through our direct sales force although we also use distributors and independent sales agents in certain markets. Our sales force focuses its marketing efforts on orthopedic surgeons, interventional radiologists, neuroradiologists and hospital administrators. Our products can be used with hospital in-patient procedures, hospital out-patient procedures and with ancillary surgical center procedures. Outside the U.S. we use a direct sales force to sell our products in the United Kingdom and use distributors to sell our products throughout the rest of the world.

We manufacture the majority of our products at our facilities in Malvern, Pennsylvania. We are highly dependent on Kensey as a sole source provider of certain raw materials used in the manufacture of Vitoss Foam products and as the sole manufacturer of our Vitoss Foam products. We co-developed the Vitoss Foam platform with Kensey and our cost of goods sold includes royalty expense to Kensey. We also source other raw materials and a majority of the disposable components that accompany and are used with our products with a limited number of third party manufacturers. We expect to continue to use these and additional third party manufacturers to reduce costs and increase product gross margins whenever practical.

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

Summary Financial Results – Our net loss for each of the three month periods ended March 31, 2010 and 2009 was $1.2 million.

Product sales for the three months ended March 31, 2010 were $24.1 million, an 11% increase over product sales of $21.7 million for the corresponding period in 2009. This increase was primarily attributable to $1.1 million in sales of Vitomatrix™, a Vitoss product used in dental applications, to one customer, $0.9 million in U.S. product sales from Cortoss and Aliquot (which had not been FDA-cleared and was not available for sale in the U.S. in the first quarter of 2009) and higher sales of our Vitagel product.

Gross profit for the three months ended March 31, 2010 was $16.7 million, or 69% of product sales, compared to $14.7 million, or 68% of product sales, for the corresponding period in 2009. This increase was primarily attributable to a more favorable product mix.

Operating expenses for the three months ended March 31, 2010 were $17.1 million, or 71% of product sales, compared to $15.1 million, or 69% of product sales for the corresponding period in 2009. The $2.0 million increase in operating expenses was due to the growth in sales force headcount as well as a modest expansion of our infrastructure and higher marketing costs for Cortoss. These increases were partially offset by lower research and development expenses. In anticipation of and following FDA approval of Cortoss, which occurred in June 2009, we expanded the size of our sales force from 86 at March 31, 2009 to 104 at March 31, 2010, and we also replaced certain lower-performing sales representatives with newly-hired sales representatives. Since it typically takes about nine months for new sales representatives to begin generating significant levels of sales, we do not expect a significant sales contribution from these sales representatives until the latter half of 2010.

You should read the additional detailed commentary of product sales, gross profit, operating expenses and other analyses of the three months ended March 31, 2010 compared to the three months ended March 31, 2009 contained later in this discussion.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated interim financial statements requires us to make assumptions, estimates and judgments which affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of our consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results will differ from those estimates. We have addressed our critical accounting policies in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CRITICAL ACCOUNTING POLICIES.” There were no changes in our critical accounting policies for the three months ended March 31, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance that amends ASC Topic 820, Fair Value Measurements and Disclosures, that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for reporting periods beginning after December 15, 2009 and did not have an impact on our consolidated interim financial statements.

RESULTS OF OPERATIONS

We have incurred annual operating losses since inception. We may continue to incur operating losses in the future unless or until we can consistently leverage our product portfolio, our direct sales force, our manufacturing capacity and our product development capability to generate product sales in amounts that exceed our cost of sales and operating expenses. Our ability to increase revenue and to attain profitability are affected by the risk factors addressed in ITEM 1A. “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC.

The following table presents our results of operations for the three months ended March 31, 2010 and 2009:

(Dollars in thousands except per share data)	Three months ended March 31,
	2010	2009	% change
PRODUCT SALES :
Orthobiologics	$18,307	$16,523	11%
Biosurgery	5,770	5,167	12%

TOTAL PRODUCT SALES	24,077	21,690	11%
COST OF SALES	7,399	7,010	6%

GROSS PROFIT	16,678	14,680	14%

Gross profit percentage	69%	68%

OPERATING EXPENSES:
General and administrative	3,432	2,613	31%
Selling and marketing	12,374	10,499	18%
Research and development	1,282	1,940	-34%

Total operating expenses	17,088	15,052	14%

OPERATING LOSS	(410)	(372)	10%
Interest expense	(771)	(924)	-17%
Interest income	10	134	-93%

LOSS BEFORE INCOME TAX	(1,171)	(1,162)	1%
INCOME TAXES	(15)	(14)	7%

NET LOSS	$(1,186)	$(1,176)	1%

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)	0%

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	76,502	75,904	1%

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Product Sales. Product sales of $24.1 million for the three months ended March 31, 2010 increased 11% from $21.7 million for the three months ended March 31, 2009. For both the three months ended March 31, 2010 and March 31, 2009, 95% of product sales were in the U.S. and 5% were outside the U.S.

Orthobiologic product sales represented 76% of total product sales in both of the three month periods ended March 31, 2010 and March 31, 2009. Orthobiologic product sales during the three months ended March 31, 2010 were $18.3 million, an 11% increase over the $16.5 million recorded during the three months ended March 31, 2009. This increase was attributable to $1.1 million in sales of Vitomatrix, a Vitoss product used in dental applications, and $0.9 million in U.S. product sales from Cortoss and Aliquot (which had not been FDA-cleared and was not available for sale in the U.S. in the first quarter of 2009). For the past several years, we have sold Vitomatrix pursuant to a supply agreement with a third party. This agreement was terminated by mutual agreement in March 2010. No further sales of Vitomatrix are expected.

In March 2010 we adopted a new pricing strategy to align our Cortoss and Aliquot pricing more closely with the shift in vertebral augmentation procedures to the outpatient hospital setting, where these procedures are reimbursed at a lower rate than in the inpatient hospital setting. We believe that the implementation of the new pricing strategy resulted in higher monthly growth in unit and dollar volumes of Cortoss and Aliquot in March, but also reduced the amount of time our sales representatives spent marketing our bone graft products. As a result, our Vitoss sales, excluding the Vitomatrix sale, declined slightly in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. However, we anticipate that the new pricing strategy for Cortoss and Aliquot will reduce the time needed to obtain hospital approvals for Cortoss and will allow our sales representatives to refocus their efforts on our Vitoss products. We expect that sales of Vitoss products will increase in each of the remaining three quarters of 2010 compared to the three months ended March 31, 2010.

Biosurgery product sales represented 24% of total product sales in both the three months ended March 31, 2010 and March 31, 2009. Biosurgery product sales increased to $5.8 million in the three months ended March 31, 2010 from $5.2 million in corresponding period in 2009, an increase of 12% primarily due to higher Vitagel sales.

Gross Profit. Gross profit for the three months ended March 31, 2010 and March 31, 2009 was $16.7 million and $14.7 million, respectively. As a percentage of sales, gross profit was 69% for the three months ended March 31, 2010, compared to 68% for the three months ended March 31, 2009. This increase was primarily attributable to a more favorable product mix. Our gross profit may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating expenses. Operating expenses were $17.1 million for the three months ended March 31, 2010, a 14% increase over operating expenses of $15.1 million in the corresponding period in 2009. The $2.0 million increase in operating expenses was due to higher sales force headcount as well as a modest expansion of our infrastructure and higher marketing costs for Cortoss. These increases were partially offset by lower research and development expenses. Operating expenses as a percentage of product sales increased to 71% for the three months ended March 31, 2010 from 69% for the three months ended March 31, 2009.

General and administrative expenses for the three months ended March 31, 2010 were $3.4 million compared to $2.6 million for the three months ended March 31, 2009, an increase of 31%. The increase is primarily due to additional finance, human resources and information technology staff required to provide sufficient infrastructure to support the Company’s operations. As a percentage of product sales, general and administrative expenses were 14% of product sales for the three months ended March 31, 2010 compared to 12% of product sales for the corresponding period in 2009. We expect general and administrative expenses to increase modestly to support the sales growth of our business but that it will decline as a percentage of sales as our sales increase.

Selling and marketing expenses for the three months ended March 31, 2010 were $12.4 million, compared to $10.5 million for the three months ended March 31, 2009, an increase of 18%. As a percentage of product sales, selling and marketing expenses were 51% for the three months ended March 31, 2010 compared to 48% for the corresponding period in 2009. In anticipation of and following FDA approval of Cortoss, which occurred in June 2009, we expanded the size of our sales force from 86 at March 31, 2009 to 104 at March 31, 2010, and we also replaced certain lower-performing sales representatives with newly-hired sales representatives. Since it typically takes about nine months for new sales representatives to begin generating significant levels of sales, we do not expect a significant sales contribution from these sales representatives until the latter half of 2010. Costs for higher sales force headcount and sales force training meetings were partially offset by reduced sales force discretionary spending.

Research and development expenses for three months ended March 31, 2010 were $1.3 million, compared to $1.9 million in the three months ended March 31, 2009, a decrease of 34% primarily attributable to lower Cortoss development and clinical trial costs. As a percentage of product sales, research and development expenses were 5% of product sales for the three months ended March 31, 2010 compared to 9% of product sales for the three months ended March 31, 2009.

Interest Expense. Interest expense for both the three months ended March 31, 2010 and 2009 relates to $35.0 million in outstanding principal indebtedness under a senior secured note purchase facility, net of capitalized interest. Interest expense for the three months ended March 31, 2010 was $0.8 million compared to $0.9 million for the three months ended March 31, 2009. This decrease is primarily due to the capitalization of additional interest in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds we received from sales of our common stock and other debt and equity securities. At March 31, 2010, we had cash, cash equivalents and short-term investments of $19.5 million, which represents 22% of total assets. At December 31, 2009, cash, cash equivalents, and short-term investments of $23.1 million were 25% of total assets.

The Company’s cash flow activity was as follows:

	Three months Ended March 31,
	2010	2009
	(In thousands)
Net cash used in operating activities	$(3,671)	$(2,865)
Net cash provided by investing activities	2,423	4,271
Net cash provided by financing activities	751	52
Effect of exchange rate changes on cash and cash equivalents	(30)	30

Net (decrease) increase in cash and cash equivalents	$(527)	$1,488

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

DISCUSSION OF CASH FLOWS

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2010 and March 31, 2009 was $3.7 million and $2.9 million, respectively, and was primarily due to the use of cash to settle accounts payable and other current liabilities and to build inventory to support anticipated higher sales levels.

We expect to continue to focus our efforts on sales growth from our orthobiologic and biosurgery product platforms. After initiating a controlled launch of our Cortoss product in the U.S. in July 2009 using a subset of our sales force, we expanded the launch to our entire sales force at the end of the third quarter of 2009. We believe that the commercialization of Cortoss is benefiting and will continue to benefit from our infrastructure, core competencies and the call patterns of our sales force. Cortoss represents a new technology which will generally need to be approved by technology review boards of target hospitals in order for the hospitals to carry the product. The amount of time to obtain approvals from the technology review boards can be difficult to predict and we cannot guarantee that we will be able to secure widespread hospital approvals for Cortoss. We expect our U.S. Cortoss sales will increase as the product launch progresses, we obtain further hospital approvals for the product and our sales force trains more physicians on the product. We expect to continue to add direct sales representatives to our organization for those territories in the U.S. that are underserved. Also, we intend to fund studies to collect and publish data relating to the performance of our products to support our marketing and sales efforts. Our efforts to commercialize Cortoss could negatively impact our use of cash in the near term until sales staff hired in the fourth quarter of 2009 and in the first quarter of 2010 are fully trained and generating revenues in excess of their expenses.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $2.4 million for the three months ended March 31, 2010 compared to $4.3 million for the same period in 2009. Net proceeds from purchases and the sale and maturity of investments decreased by $3.0 million in 2010 compared to 2009. Purchases of property and equipment totaled $0.6 million and $1.2 million in 2010 and 2009, respectively, and primarily related to the expansion of our Cortoss and Vitagel manufacturing facilities. We expect that this rate of capital expenditures will increase over the remainder of 2010 and that capital expenditures for the year ended December 31, 2010 will approximate the amount of capital expenditures for the year ended December 31, 2009.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 was $0.8 million compared to $0.1 million for the three months ended March 31, 2009 and relates to cash received upon the exercise of options to purchase our common stock and shares purchased in conjunction with the Company’s Employee Stock Purchase Plan.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Senior Secured Note Purchase Facility. We have $35.0 million in outstanding principal indebtedness under a senior secured note purchase facility. Notes issued under the facility are due July 30, 2012.

Borrowings under the facility are guaranteed by certain of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot. We are required to make quarterly interest-only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, except that during the continuance of any event of defaults, interest would accrue at the rate of 12% per year and the notes would be payable on demand. We expect to incur quarterly interest payments of $0.9 million under our debt facility during 2010 and each year thereafter until maturity on July 30, 2012.

Leases. We lease facilities under non-cancelable operating leases that extend through July 31, 2017. As we continue to expand, we expect to lease additional facilities.

Employment Agreements. Under the terms of employment agreements with two executive officers, extending through April 2011 and May 2011, subject to renewal, we are required to pay each individual a base salary for continuing employment with us. The agreements currently require aggregate payments of $0.5 million from April 1, 2010 through December 31, 2010 and $0.3 million in 2011. The agreements also provide for other benefits, including certain obligations that may be triggered by a change in control, termination with cause or resignation for good reason.

Agreement with Kensey Nash Corporation. For the three months ended March 31, 2010 and March 31, 2009, approximately 64% and 72%, respectively of our product sales from products based upon our Vitoss Foam platform co-developed with Kensey, including Vitoss Bioactive Foam. As of March 31, 2010, we owed Kensey $1.6 million for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on our consolidated balance sheet as of March 31, 2010 included in this report.

We pay additional royalties to Kensey pursuant to a contractual royalty obligation that Kensey purchased from a co-inventor of Vitoss technology. Under this arrangement, we are obligated to pay no more than $5 million in aggregate royalties on Vitoss product sales. From inception of the royalty arrangement through March 31, 2010, we have made aggregate royalty payments of $3.4 million.

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

As of March 31, 2010, our total exposure to foreign currency risk in U.S. dollar terms was approximately $3.6 million, or 4%, of our total assets. The potential impact of a hypothetical 10% decline in the foreign exchange rates would result in a total decline in the fair value of our assets of approximately $0.3 million at March 31, 2010.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of March 31, 2010, our short-term investments consisted of highly liquid investment-grade marketable securities. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 31.1	Certifications of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certifications of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

May 7, 2010	By:	/s/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President (Principal executive officer)

May 7, 2010	By:	/s/ NANCY C. BROADBENT
Nancy C. Broadbent
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)