Form 10-Q
period 2010-06-30
ORTHOVITA INC
filed 2010-08-09
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010.

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

Class

Outstanding as of July 20, 2010

Common Stock, par value $.01

76,816,182 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,246	$7,757
Short-term investments	10,334	15,349
Accounts receivable, net of allowance for doubtful accounts of $293 and $217, respectively	11,653	12,324
Inventories	27,191	26,058
Other current assets	552	784

Total current assets	57,976	62,272

Property and equipment, net	17,930	17,940
License and technology intangible assets, net	10,630	11,376
Other assets	935	1,041

Total assets	$87,471	$92,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,509	$5,028
Accrued compensation and related expenses	1,554	2,805
Other accrued expenses	4,481	5,534

Total current liabilities	8,544	13,367

LONG-TERM LIABILITIES:
Notes payable, net of debt discount of $749 and $905, respectively	34,251	34,095
Other long-term liabilities	368	408

Total long-term liabilities	34,619	34,503

Total liabilities	43,163	47,870

COMMITMENTS (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 100,000 shares authorized, 76,806 and 76,542 shares issued and outstanding	768	765
Additional paid-in capital	226,474	224,734
Accumulated deficit	(182,321)	(180,578)
Accumulated other comprehensive loss	(613)	(162)

Total shareholders’ equity	44,308	44,759

Total liabilities and shareholders’ equity	$87,471	$92,629

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
PRODUCT SALES	$23,852	$24,492	$47,929	$46,182
COST OF SALES	8,108	7,667	15,507	14,677

GROSS PROFIT	15,744	16,825	32,422	31,505

OPERATING EXPENSES:
General and administrative	3,380	3,091	6,812	5,704
Selling and marketing	10,740	12,115	23,114	22,614
Research and development	1,220	1,717	2,502	3,657

Total operating expenses	15,340	16,923	32,428	31,975

OPERATING INCOME (LOSS)	404	(98)	(6)	(470)

Interest expense	(954)	(662)	(1,725)	(1,586)
Interest income	8	76	18	210

LOSS BEFORE INCOME TAXES	(542)	(684)	(1,713)	(1,846)
INCOME TAXES	(15)	(15)	(30)	(29)

NET LOSS	$(557)	$(699)	$(1,743)	$(1,875)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.02)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	76,688	76,078	76,595	75,991

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands )

(Unaudited)

	2010	2009
OPERATING ACTIVITIES:
Net loss	$(1,743)	$(1,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discounts and premiums related to investments	166	(84)
Depreciation and amortization of property and equipment	1,059	923
Amortization of license rights and technology intangible assets	746	746
Amortization of debt discount	156	139
Compensation related to restricted common stock awards, restricted common stock units and stock option accounting for employees and non-employee directors	920	726
Fair market value adjustment related to derivative liability associated with non-employee stock options	(72)	98
Provision for doubtful accounts	90	(18)
(Increase) decrease in —
Accounts receivable	496	(825)
Inventories	(1,205)	(1,866)
Other current assets	185	(18)
Other assets	26	21
(Decrease) increase in —
Accounts payable	(2,614)	(942)
Accrued compensation and related expenses	(1,069)	(359)
Other accrued expenses	(1,141)	(153)
Other long-term liabilities	31	41

Net cash used in operating activities	(3,969)	(3,446)

INVESTING ACTIVITIES:
Purchase of investments	(7,921)	(10,029)
Proceeds from sale and maturity of investments	12,769	19,974
Purchases of property and equipment	(905)	(4,008)
Purchase of license right intangible asset	—	(515)

Net cash provided by investing activities	3,943	5,422

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	823	586

Net cash provided by financing activities	823	586

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(308)	8

NET INCREASE IN CASH AND CASH EQUIVALENTS	489	2,570

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,757	8,518

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,246	$11,088

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

(Unaudited)

1. The Company:

Orthovita, Inc. (we, us, our, Orthovita or Company) is a specialty spine and orthopedic company with a portfolio of orthobiologic and biosurgery products. Our products are based on novel and unique proprietary biomaterials that have innovative mechanisms of action in the body. Our orthobiologic platform offers products for the fusion, regeneration and fixation of human bone. Our biosurgery platform offers products for controlling intra-operative bleeding, also known as hemostasis. In the U.S., we primarily market our products through a direct sales force but also utilize distributors and independent sales agents in certain geographical areas and for certain products. Outside the U.S., we market our products through a direct sales force in the United Kingdom and through distributors in other countries.

Orthobiologics

Vitoss™ Bone Graft Substitute is our primary fusion and regeneration product, and Cortoss™ Bone Augmentation Material is our primary fixation product. Our Vitoss product line, which includes Vitoss Foam and Vitoss Bioactive Foam products, provides the non-structural bone graft market with synthetic, bioactive alternatives to patient- and cadaver-derived bone tissue. Cortoss is an injectable polymer composite which mimics the structural characteristics of human bone and provides the vertebral compression fracture market with a synthetic, bioactive alternative to polymethylmethacrylate bone cement.

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

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

The preparation of the consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable, inventories and recoverability of long-lived assets. We use historical experience and other assumptions as the basis for making estimates. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements for those future periods.

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

Concentrations of Supply Risk

We are highly dependent on Kensey Nash Corporation (Kensey) as a sole source provider of certain raw materials used in the manufacture of Vitoss Foam products and as the sole manufacturer of our Vitoss Foam products (see note 12). We also source other raw materials and a majority of the disposable components that accompany and are used with our products with a limited number of third party manufacturers and we are highly dependent upon these manufacturers.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of each asset, generally three to five years. The useful life for leasehold improvements is generally the term of the facility lease. Expenditures for major renewals and improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Property and equipment includes assets designated as construction in-progress and not placed in service. We begin to record depreciation expense on these assets when they are placed into service or, if the property and equipment requires approval from the U.S. Food and Drug Administration (FDA), when such approval is obtained and the asset is placed in service (see note 6).

Interest cost that is incurred on borrowed funds used to expand the manufacturing facilities is capitalized and is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment or intangible assets, during either the three or six months ended June 30, 2010 or the three or six months ended June 30, 2009 as management believes their carrying amounts were not impaired.

Amortization of Intangible Assets

The carrying value of intangible assets, which consist of acquired technology and license rights, are generally amortized on a straight line basis or the unit of sales method.

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

We have no obligations to our customers once title has been transferred but allow the return or exchange of ambient temperature products within five days of their original delivery. Subsequent to the end of every quarter we adjust sales, cost of sales, inventory and accounts receivable for the effect of such returns. We generally require each of our U.S. and U.K. customers to pay on a net 30-day basis. Outside of the U.S. and the U.K., independent stocking distributors are generally required to pay on a net 60-day basis.

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

The following table sets forth the total stock-based compensation expense included in our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of sales	$21	$28	$31	$42
General and administrative	240	143	450	309
Selling and marketing	134	154	318	275
Research and development	59	48	121	100

Total	$454	$373	$920	$726

The fair value of stock option awards granted to employees was estimated using the Black-Scholes option pricing model on the date of grant using the following weighted average assumptions for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	3.11%	3.11%	3.05%	2.80%
Expected volatility	55%	55%	55%	55%
Dividend yield	0%	0%	0%	0%
Expected life	6 years	6 years	6 years	6 years

The weighted average fair value of options granted during the three months ended June 30, 2010 and June 30, 2009 was $2.18 and $2.45 per share, respectively, and $2.26 and $1.94 per share for the six months ended June 30, 2010 and 2009, respectively.

For the three and six months ended June 30, 2010 and 2009, we calculated expected volatility based upon the historical daily closing prices of our common stock as quoted on the NASDAQ Global Market (NASDAQ) over a prior period having a term equal to the expected life of the stock options.

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

Equity awards and warrants to purchase an aggregate of 9,311and 9,549 common shares were excluded from our computation of diluted net loss per common share for the six months ended June 30, 2010 and 2009, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

Comprehensive Loss

We classify items of other comprehensive loss separately in the shareholders’ equity section of our consolidated balance sheets. For the three and six months ended June 30, 2010 and 2009, comprehensive loss was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(557)	$(699)	$(1,743)	$(1,875)

Unrealized loss on investments	(1)	(68)	(1)	(131)
Foreign currency translation (loss) gain	(279)	59	(450)	31

Total other comprehensive loss	(280)	(9)	(451)	(100)

Comprehensive loss	$(837)	$(708)	$(2,194)	$(1,975)

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2010	2009

Property and equipment purchases included in accounts payable or accrued expenses	$109	$962
Cash paid for interest, net of amount capitalized	1,569	1,447

Recently Issued Pronouncements

In January 2010, the FASB issued amended guidance requiring additional fair value disclosures related to inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between levels in the hierarchy of fair value measurement. This guidance became effective for us beginning on January 1, 2010 and did not have a significant impact on our consolidated interim financial statements.

3. Cash, Cash Equivalents and Short-Term Investments:

At June 30, 2010 and December 31, 2009, cash, cash equivalents and short-term investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
June 30, 2010:
Cash and cash equivalents	$8,246	$—	$—	$8,246

Short-Term Investments:
U.S. Treasury securities	1,754	—	—	1,754
Government-sponsored enterprise debt securities	8,581	—	(1)	8,580

	10,335	—	(1)	10,334

Total	$18,581	$—	$(1)	$18,580

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

Amortization of discounts and premiums related to investments resulted in (expense) income of $(71) and $5 for the three months ended June 30, 2010 and 2009, respectively, and (expense) income of $(166) and $84 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and December 31, 2009, all short-term investments mature within one year of the balance sheet date.

4. Fair Value Measurements:

The following tables provide the assets carried at fair value measured on a recurring basis as of June 30, 2010 and December 31, 2009:

	Fair Value Measurement at June 30, 2010
	Carrying Value	Level 1	Level 2	Level 3
Short-Term Investments:
U.S. Treasury Securities	$1,754	$1,754	$—	$—
Government-sponsored enterprise debt securities	8,580	8,580	—	—

	$10,334	$10,334	$—	$—

	Fair Value Measurement at December 31, 2009
	Carrying Value	Level 1	Level 2	Level 3
Short-Term Investments:
U.S. Treasury securities	$1,769	$1,769	$—	$—
Government-sponsored enterprise debt securities	13,580	13,580	—	—

	$15,349	$15,349	$—	$—

5. Inventories:

As of June 30, 2010 and December 31, 2009, inventories consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$6,479	$5,538
Work-in-process	6,982	8,816
Finished goods	13,730	11,704

	$27,191	$26,058

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

6. Property and Equipment:

As of June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Construction in-progress	$10,360	$9,898
Machinery and equipment	7,931	7,797
Furniture and computer, sales, marketing and office equipment	6,222	5,790
Leasehold improvements	9,073	9,083

	33,586	32,568
Less—Accumulated depreciation and amortization	(15,656)	(14,628)

	$17,930	$17,940

As of June 30, 2010 and December 31, 2009, property and equipment included assets designated as construction in-progress and not placed in service. Construction in-progress at June 30, 2010 and December 31, 2009 consisted primarily of construction costs for our collagen manufacturing facility. This facility was approved by the FDA and placed in service in July 2010.

We capitalize interest cost incurred on borrowed funds used to expand our manufacturing facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $0 and $285 for the three months ended June 30, 2010 and 2009, respectively, and $180 and $303 for the six months ended June 30, 2010 and 2009, respectively.

Depreciation expense was $543 and $470 for the three months ended June 30, 2010 and 2009 and $1,059 and $923 for the six months ended June 30, 2010 and 2009, respectively.

7. License and Technology Intangible Assets:

As of June 30, 2010 and December 31, 2009, license and technology intangible assets consisted of the following:

	Life	June 30, 2010	December 31, 2009
Collagen-processing technology	11 years	9,000	9,000
Acquired technology-Vitagel and CellPaker	9 years	5,199	5,199
Other-licensed technology	8 years	515	515

		14,714	14,714
Less — Accumulated amortization		(4,084)	(3,338)

		$10,630	$11,376

Amortization expense was $373 for each of the three month periods ended June 30, 2010 and 2009 and $746 for each of the six month periods ended June 30, 2010 and 2009, respectively.

8. Senior Secured Note Purchase Facility:

We have $35,000 in outstanding principal indebtedness under a senior secured note purchase facility. Notes issued under the facility are due July 30, 2012. Outstanding principal amounts under the notes bear annual interest at 10%, except that during the continuance of any event of defaults, interest would accrue at the rate of 12% per year and the notes would be payable on demand. In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466 shares of our common stock at an exercise price of $3.41 per share. Of these warrants, warrants to purchase 1,100 shares of our common stock remained outstanding at June 30, 2010 and expire in July 2012. The fair value of the warrants of $1,492 was recorded in the consolidated balance sheet as a discount to the loan and is being amortized into interest expense over the remaining term of the facility.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

Borrowings under the facility are guaranteed by us and certain of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot. We are required to make quarterly interest-only payments to the note holder. Upon the occurrence of various events, including our receipt of (i) proceeds in excess of 5% of our total assets for certain asset dispositions; (ii) more than $1,000 in aggregate cash insurance proceeds for damaged or destroyed property that is not applied to the repair or replacement of the property within one year; or (iii) more than $7,500 in gross cash proceeds from judgment awards or settlements, the note holders are entitled to prepayment of the outstanding principal amount of the notes to the extent of the net cash proceeds that we receive. We may prepay at any time any part of the outstanding balance under the notes, in a minimum amount of $2,000 and in increments of at least $1,000 in excess of such minimum, together with interest accrued thereon. Both mandatory and optional prepayments are subject to a prepayment premium (currently 12% of the principal balance of the notes). The unpaid principal amount under the notes and accrued interest and all other obligations shall become due and payable immediately if we are insolvent, are in bankruptcy proceedings or have a custodian or receiver appointed for any substantial part of our property. If an event of default not described in the preceding sentence occurs and is continuing (including a change of control of the Company), then the holders of at least two-thirds in principal amount of notes then outstanding may declare the unpaid principal amount of the notes, accrued interest and all other obligations due and payable immediately. In addition, if the notes become due and payable, whether automatically or by declaration, by reason of any of the following events of default, then we must pay the required prepayment premium (currently 12% of the principal balance of the notes), depending on the timing of the prepayment:

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

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then-outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of June 30, 2010, we must maintain a minimum cash, cash equivalent, and short-term investment balance of $8,750. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of favor of the note holder a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of June 30, 2010, we must maintain a minimum balance of $14,000 in cash, cash equivalents, and short-term investments in order to avoid obtaining a letter of credit. Currently, we are not required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions as defined in the facility terms, make investments and pay dividends.

Borrowing obligation maturities as of June 30, 2010 are as follows:

Notes Payable
2010	$—
2011	—
2012	35,000

Total	$35,000

Net interest expense on notes payable was $954 and $662 for the three months ended June 30, 2010 and 2009 and $1,725 and $1,586 for the six months ended June 30, 2010 and 2009, respectively.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

9. Other Accrued Expenses:

As of June 30, 2010 and December 31, 2009, other accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009
Commissions payable	$1,714	$2,423
Interest payable	875	875
Accrued royalties	527	567
Other accrued expenses	1,365	1,669

	$4,481	$5,534

10. Shareholders’ Equity:

The following table summarizes the changes in the shares of common stock outstanding and in total shareholders’ equity for the period from December 31, 2009 to June 30, 2010:

	Shares	Total Shareholders’ Equity
Balance, December 31, 2009	76,542	$44,759
Common stock purchased under the employee stock purchase plan	52	134
Exercise of common stock options	212	689
Stock-based compensation expense	—	920
Net loss	—	(1,743)
Change in accumulated other comprehensive loss	—	(451)

Balance, June 30, 2010	76,806	$44,308

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

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

At June 30, 2010, there were 17,850 shares authorized for issuance under the Plan. The following table shows the number of shares underlying outstanding awards under the Plan at June 30, 2010 and the number of shares remaining available for grant under the Plan:

Shares authorized for issuance under the Plan	17,850
Common stock options currently issued and outstanding	(8,015)
Restricted common stock units currently issued and outstanding	(83)
Restricted common stock currently issued and outstanding	(113)
Shares issued upon exercise of common stock options, restricted stock and restricted stock units whose restrictions have lapsed	(5,360)

Shares available for grant under the Plan at June 30, 2010	4,279

Performance-based Equity Awards

In 2008, we granted performance-based equity awards under the Plan to certain executive officers whereby up to an aggregate of 421 shares of our common stock, valued at $2.68 per share, could be issued. The number of shares of common stock issuable under each award was dependent upon our achievement of pre-determined levels of U.S. sales of Cortoss Bone Augmentation Material and related delivery systems during a twelve-month period that ended on June 30, 2010. None of the performance objectives were achieved and the shares are not shown in the table above. No compensation expense has been recorded for these performance shares during the six months ended June 30, 2010. For the six months ended June 30, 2009, $20 of such compensation expense was recorded related to these awards but was subsequently reversed in the second half of 2009.

Restricted Common Stock and Restricted Common Stock Units

During the six months ended June 30, 2009, we issued 134 shares of common stock in connection with the vesting of restricted stock units awarded under the Plan.

There was $196 of unrecognized cost related to unvested restricted common stock and restricted common stock units as of June 30, 2010, which is expected to be recognized over a weighted average period of approximately 1.7 years. Compensation expense related to these awards was $45 and $38 for the three months ended June 30, 2010 and 2009 and $89 and $147 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 there were 83 shares outstanding of unvested restricted common stock and unvested restricted common stock units representing 113 shares of common stock.

Common Stock Options

During the six months ended June 30, 2010, we granted options to purchase 1,342 shares of common stock under the Plan to our employees. The aggregate fair value of the grants was $2,835 and is being amortized over the four year vesting term. Compensation expense related to common stock options was $410 and $315 for the three months ended June 30, 2010 and 2009 and $831 and $559 for the six months ended June 30, 2010 and 2009, respectively.

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

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

The following table summarizes stock option activity from December 31, 2009 through June 30, 2010:

Outstanding, December 31, 2009	7,199
Granted	1,342
Exercised	(212)
Cancelled	(207)
Expired	(107)

Outstanding, June 30, 2010	8,015

During the six months ended June 30, 2010 and 2009, stock options to purchase 212 and 149 shares of common stock were exercised for proceeds of $689 and $481, respectively.

There was $5,589 of unrecognized compensation cost related to unvested employee stock options as of June 30, 2010, which is expected to be recognized over a weighted average period of approximately three years.

Employee Stock Purchase Plan

During the six months ended June 30, 2010 and 2009, 52 and 31 shares of common stock were purchased under our Employee Stock Purchase Plan for proceeds of $134 and $105, respectively.

Common Stock Purchase Warrants

In connection with entering into our debt facility (see note 8), we issued warrants to the note purchaser with a term of five years. As a result, warrants to purchase 1,100 shares of our common stock at an average exercise price of $3.41 per share were outstanding at June 30, 2010 and will expire in July 2012.

11. Product Sales:

For the three and six months ended June 30, 2010 and 2009, product sales by geographical market were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$22,723	$23,095	$45,494	$43,613
Outside the United States	1,129	1,397	2,435	2,569

Total product sales	$23,852	$24,492	$47,929	$46,182

Approximately 68% and 66% of product sales during the three and six months ended June 30, 2010, respectively, were from products based upon the Vitoss Foam platform co-developed with Kensey (see note 12). Approximately 72% of product sales during each of the three and six month periods ended June 30, 2009, respectively, were from products based upon the Vitoss Foam platform co-developed with Kensey. Vitagel contributed approximately 22% of product sales in both the three and six months ended June 30, 2010 compared to 20% and 21% in the three and six months ended June 30, 2009, respectively.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

12. Commitments:

Operating Leases

Operating lease expense was $229 and $173 for the three months ended June 30, 2010 and 2009, respectively, and $451 and $387 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, future minimum rental payments under operating leases are as follows:

Remainder of 2010	$417
2011	853
2012	891
2013	927
2014 and thereafter	3,535

$6,623

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

For the six months ended June 30, 2010 and 2009, we purchased $3,833 and $4,352, respectively, of product inventory manufactured by Kensey. As of June 30, 2010 and December 31, 2009, we owed Kensey $1,206 and $2,420, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses in the consolidated balance sheets. All product royalty expense payable to Kensey is included in cost of sales on the consolidated statements of operations as we recognize product sales revenue from ours customers.

Separate from the royalty payment obligation described above, we pay additional royalties to Kensey pursuant to a contractual royalty obligation that Kensey purchased from a co-inventor of the Vitoss technology. Under this arrangement, we are obligated to pay no more than $5,000 in aggregate royalties on Vitoss product sales. For the three months ended June 30, 2010 and 2009, we recognized $148 and $184, respectively, as royalty expense under this contractual arrangement. For the six months ended June 30, 2010 and 2009, we recognized $320 and $339, respectively, as royalty expense under this contractual arrangement. From inception of the royalty arrangement through June 30, 2010, we have made aggregate royalty payments of $3,580.

Employment Agreements

Under the terms of employment agreements with two executive officers, extending through April 2011 and May 2011, subject to renewal, we are required to pay each individual a base salary for continuing employment with us. The agreements currently require payments of $601 from July 1, 2010 through May 31, 2011. The agreements also provide for other benefits, including certain obligations that may be triggered by a change in control, termination with cause or resignation for good reason.

Restructuring

In June 2010, we implemented a plan to reduce our workforce. In connection with the restructuring we incurred severance costs of $144 which are included in operating expenses for the three and six months ended June 30, 2010, and which have been recorded as a restructuring accrual included in accrued compensation and related expenses in the accompanying consolidated balance sheet. We expect to make full payment of the severance amounts during the second half of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion and analysis contains forward-looking statements that provide our current expectations, forecasts of future events or goals. You can identify these statements as those that do not relate strictly to historical or current facts. These statements could include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be incorrect. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are many important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, demand, market acceptance and hospital approval of our products; third party reimbursement rates and health care reform; our ability to compete in increasingly price-sensitive markets; our ability to grow revenues by leveraging our existing infrastructure and sales force, including management of our distribution channels; the impact of our new Cortoss and Aliquot pricing strategy; our ability to manage our manufacturing facilities and requirements; the ability of our competitors to develop more technically advanced products; the regulatory approval of our products; the development of our sales network; sales product mix and related margins; capital expenditures; future liquidity; uses of cash; the achievement of product development goals; cost and availability of raw materials; inventory levels; development costs for existing and new products; equity compensation expense; foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission (SEC).

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

Our orthobiologic platform includes products for the fusion, regeneration and fixation of human bone. Our orthobiologic products are based in part on our proprietary Vitoss™ Bone Graft Substitute technology and include the Imbibe™ Bone Marrow Aspiration System. Vitoss is the market-leading synthetic bone graft in the U.S. and has been used in more than 335,000 implantations worldwide. Several of our Vitoss products incorporate our proprietary ceramic glass technology which facilitates bone healing. Our orthobiologic products also include our Cortoss™ Bone Augmentation Material (which was first available for sale in the U.S. in July 2009), and the Aliquot™ Delivery System used with Cortoss. Cortoss is an advanced synthetic biomaterial. Following injection into spinal vertebrae, Cortoss hardens to mimic weight-bearing, cortical bone. Cortoss is the first clinically-proven, injectable alternative to polymethylmethacrylate (PMMA) bone cement that has been cleared by the U.S. Food and Drug Administration (FDA) for the treatment of vertebral compression fractures (VCF), an often extremely painful condition that occurs in patients with osteoporosis and cancer. In addition to extensive clinical data showing statistically significant improvements in pain relief (at three months following implantation) and function (at 24 months following implantation) from the use of Cortoss in comparison to PMMA, a subset of the data demonstrated a 43% reduction in the number of adjacent vertebral compression fractures in patients receiving treatment of one level fracture and with no prior vertebral augmentation procedures from the use of Cortoss in comparison to PMMA. We believe that Cortoss also has significant ease-of-use advantages over current vertebral augmentation technology.

Our biosurgery products include Vitagel™ Surgical Hemostat, Vitasure™ Absorbable Hemostat, and the CellPaker™ Plasma Collection System used in conjunction with Vitagel, and other accessories and delivery products that complement our Vitagel product. These products incorporate advanced biosurgical materials and product engineering to help control bleeding during surgeries. Vitagel is the only hemostat that combines microfibrillar collagen, thrombin and the patient’s own plasma to support hemostasis and fibroblast attachment.

We sell our products worldwide and focus on the U.S. orthopedic and spine market. In the U.S. our products are primarily sold through our direct sales force although we also use distributors and independent sales agents in certain geographical areas and for certain products. Our sales force focuses its marketing efforts on orthopedic surgeons, spine surgeons, interventional radiologists, neuroradiologists and hospital administrators. Our products are used with hospital in-patient procedures, hospital outpatient procedures and with ancillary surgical center procedures. Outside the U.S. we use a direct sales force to sell our products in the United Kingdom and we use distributors to sell our products throughout the rest of the world.

We manufacture the majority of our products at our facilities in Malvern, Pennsylvania. We are highly dependent on Kensey Nash Corporation (Kensey) as a sole source provider of certain raw materials used in the manufacture of Vitoss Foam products and as the sole manufacturer of our Vitoss Foam products. We co-developed the Vitoss Foam platform with Kensey and our cost of goods sold includes royalty expense to Kensey. We also source other raw materials and a majority of the disposable components that accompany and are used with our products with a limited number of third party manufacturers. We expect to continue to use these and additional third party manufacturers to reduce costs and increase product gross margins whenever practical.

We manage our orthobiologic and biosurgery platforms as a single business unit. Accordingly, we report our financial results under a single operating segment – the development, manufacture and sale of specialty spine and orthopedic products.

Our mission is to develop and market quality products backed by solid clinical research that will improve patient outcomes and meet the needs of our surgical customers with maximum effectiveness and safety. Our strategy to accomplish this is threefold: (i) maximize the growth of existing products by continuing to optimize our sales distribution channels (using our hybrid sales model that utilizes direct sales representatives, independent sales agents and distributors), develop additional post-market clinical data and manage the lifecycles of product portfolios; (ii) continue product pipeline development of our own internally developed products; and (iii) pursue in-licensing, joint venture and acquisition opportunities to augment our product portfolio.

SUMMARY FINANCIAL RESULTS AND STRATEGIC UPDATE

Product Sales

Product sales for the three months ended June 30, 2010 decreased 3% to $23.9 million compared to $24.5 million for the three months ended June 30, 2009. Product sales for the three months ended June 30, 2010 included $1.3 million of Cortoss and Aliquot sales in the U.S. (which were first available for sale in the U.S. in the third quarter of 2009). Product sales for the three months ended June 30, 2009 included $0.6 million from the sale of Vitomatrix™, a bone graft material used in dental applications, to one customer. Our supply agreement for Vitomatrix terminated in March 2010; as such there were no Vitomatrix sales in the second quarter of 2010.

Product sales for the six months ended June 30, 2010 increased 4% to $47.9 million compared to $46.2 million for the six months ended June 30, 2009. Product sales for the six months ended June 30, 2010 included $2.2 million of Cortoss and Aliquot sales in the U.S. (which, as noted above, were first available for sale in the U.S. in the third quarter of 2009). Product sales for the six months ended June 30, 2010 and June 30, 2009 included $1.1 million and $0.6 million of sales of Vitomatrix, respectively.

Gross Profit

Gross profit for the three and six months ended June 30, 2010 was $15.7 million and $32.4 million, respectively, as compared to $16.8 million and $31.5 million, respectively, for the three and six months ended June 30, 2009. As a percentage of sales, gross profit was 66% and 68% for the three and six months ended June 30, 2010, respectively, as compared to 69% and 68%, respectively for the corresponding periods in 2009. The decrease in gross profit as a percentage of sales for the second quarter of 2010 compared to the corresponding period in 2009 is attributable to a more favorable product mix in the second quarter of 2009 and, in the second quarter of 2010, higher charges due to unused manufacturing capacity and increased reserves for expiring inventory. Excess manufacturing capacity charges result when actual inventory production is below normal productive capacity. Reserve charges relate to inventory that is expected to reach its expiration date prior to being sold.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2010 were $15.3 million and $32.4 million, respectively, compared to $16.9 million and $32.0 million, respectively, for the corresponding periods in 2009. Operating expenses were 64% and 68% of product sales for the three and six months ended June 30, 2010, respectively, as compared to 69% for both the three and six months ended June 30, 2009. This favorable reduction in operating expenses as a percentage of product sales in 2010 compared to 2009 is attributable to lower selling and marketing expenses, including lower sales commissions, and reduced research and development expense. These expense reductions were partially offset by increased general and administrative expenses.

Strategic Update

Cortoss was launched in the U.S. in July 2009 following its clearance by the FDA for the treatment of VCFs. Our commercial strategy has been to leverage our existing specialty spine and orthopedic sales force to market and sell Cortoss to our primary target audience of spine surgeons and neurosurgeons. Our focus has been on the hospital inpatient market, where these surgeons perform most of their surgical procedures. We expanded our sales force from 85 sales representatives in early 2009 to 100 at June 30, 2010. We also expanded our infrastructure in anticipation of higher sales growth from Cortoss and our other products.

Over the past several quarters our strategy for launching Cortoss has been affected and altered by a significant shift of vertebral augmentation procedures from the hospital inpatient to outpatient settings. We believe this shift is occurring due to the pressure on hospitals to reduce costs. This pressure was exacerbated during 2009 and 2010 following the imposition of significant fines by the U.S. government on a number of hospitals that treated VCF patients in the inpatient setting when these patients could have been treated more cost-effectively in the outpatient setting. As a result of these pressures, we believe the number of vertebral augmentation procedures performed by spine surgeons and neurosurgeons, our primary target audience, has decreased, and a greater number of procedures are being performed in an outpatient setting by interventional radiologists and neuroradiologists, which is a new target physician audience for us. We believe that the recent changes in the VCF market have both slowed our anticipated rate of adoption of Cortoss and shifted sales force time away from the spine surgeons and neurosurgeons who use our Vitoss synthetic bone graft products, which has adversely affected the growth of these products. While our biosurgery customers are primarily located in the inpatient setting, our biosurgery growth has not been negatively impacted by our sales representatives’ attention to the new outpatient market since the biosurgery selling process is less time-intensive than for Vitoss and Cortoss.

To more effectively address the outpatient VCF market, we intend to augment our direct sales efforts with distributors that specialize in the outpatient market. We have streamlined our direct sales force, which will continue to focus primarily on the inpatient spine and orthopedic market to leverage our customer relationships by marketing our biosurgery and orthobiologic products to all of our customers. Through an intense focus on our target physician audiences using a combination of our direct sales representatives, sales agents and distributors in a hybrid sales model, our goal is to regain sales momentum and growth in our Vitoss platform while continuing to increase penetration of Cortoss and growth of our biosurgery product sales. We have also reduced the size of our infrastructure, including related expenses, in an effort to reduce our operating costs.

Over the longer term, we are developing additional indications for Cortoss that we believe could expand its usage within the hospital inpatient surgery setting. These development efforts are currently in the pre-clinical stage.

We will continue to monitor the effectiveness of our hybrid sales model and the impact of our expense reductions and adjust our commercial strategy as warranted with the goals of strong sales growth, increasing gross profit, improving gross profit margins, increasing leverage of our existing infrastructure, profitability and increasing shareholder value. There are many factors that will affect our ability to achieve these objectives and there is no guarantee that we will be able to achieve any of these goals. Some of these risks are contained in the forward looking statements overview at the introduction of this discussion. Other risk factors are addressed in ITEM 1A. “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

You should also read the additional detailed commentary of product sales, gross profit, operating expenses and other analyses of the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 contained later in this discussion.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated interim financial statements requires us to make assumptions, estimates and judgments which affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of our consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results will differ from those estimates. We have addressed our critical accounting policies in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CRITICAL ACCOUNTING POLICIES.” There were no changes in our critical accounting policies for the three months ended June 30, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance that amends ASC Topic 820, Fair Value Measurements and Disclosures, that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers between Level 1 and Level 2 fair-value measurements, and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll-forward disclosures, the guidance is effective for reporting periods beginning after December 15, 2009 and did not have an impact on our consolidated interim financial statements.

RESULTS OF OPERATIONS

We have incurred annual operating losses since inception. We may continue to incur operating losses in the future unless we can consistently leverage our product portfolio, our direct sales force, our manufacturing capacity and our product development capability to generate product sales in amounts that exceed our cost of sales and operating expenses. Our ability to increase revenue and to attain profitability are affected by the risk factors addressed in ITEM 1A. “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC.

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Product Sales

	Three Months Ended June 30,
(dollars in thousands)	2010	2009	% Change

Orthobiologics	$18,084	$19,246	-6%
Biosurgery	5,768	5,246	10%

	$23,852	$24,492	-3%

Product sales of $23.9 million for the three months ended June 30, 2010 decreased 3% from $24.5 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, 95% of product sales were in the U.S. and 5% were outside the U.S. For the corresponding period in 2009, 94% of product sales were in the U.S. and 6% were outside the United States.

Orthobiologic product sales represented 76% of total product sales in the three months ended June 30, 2010 compared to 79% for the three months ended June 30, 2009. Orthobiologic product sales during the three months ended June 30, 2010 were $18.1 million, a 6% decrease from the $19.2 million recorded during the three months ended June 30, 2009. Product sales for the three months ended June 30, 2010 included $1.3 million of U.S. product sales of Cortoss and Aliquot. There were no U.S. product sales of Cortoss and Aliquot during the three months ended June 30, 2009 as these products were not available for sale in the U.S. until July 2009. Product sales for the three months ended June 30, 2009 included $0.6 million from the sale of Vitomatrix pursuant to a supply agreement with a third party. This agreement was terminated by mutual agreement in March 2010. No sales of Vitomatrix were recognized during the three months ended June 30, 2010 and no further sales related to this agreement are expected.

Sales of our Vitoss products, excluding the $0.6 million sale of Vitomatrix™ in the second quarter of 2009, decreased by 9% in the second quarter of 2010 compared to the second quarter of 2009. The decrease in our Vitoss sales resulted primarily from lower sales of our Vitoss Morsel and Vitoss Foam products; sales of our Vitoss Bioactive Foam products increased 7% in the second quarter of 2010 compared to the second quarter of 2009.

Biosurgery product sales represented 24% of total product sales in the three months ended June 30, 2010 compared to 21% in the three months ended June 30, 2009. Biosurgery product sales increased to $5.8 million in the three months ended June 30, 2010 from $5.2 million in corresponding period in 2009, an increase of 10% primarily due to higher Vitagel sales.

Gross Profit

	Three Months Ended June 30,
(dollars in thousands)	2010	2009	% Change

Gross margin	$15,744	$16,825	-6%
Gross margin as a percentage of product sales	66%	69%

Gross profit for the three months ended June 30, 2010 and June 30, 2009 was $15.7 million and $16.8 million, respectively. As a percentage of product sales, gross profit was 66% for the three months ended June 30, 2010, compared to 69% for the three months ended June 30, 2009. The decrease in gross profit as a percentage of product sales is attributable to several factors, including a more favorable product mix in the second quarter of 2009 (including higher-margin Vitomatrix sales) compared to the second quarter of 2010, and, in the second quarter of 2010, higher charges due to unused manufacturing capacity and increased reserves for expiring inventory. Our gross profit may fluctuate from quarter to quarter based on additional unused manufacturing capacity charges, and additional reserves for product expiry, as well as the mix of products sold from period to period.

Operating expenses

	Three Months Ended June 30,
(dollars in thousands)	2010	2009	% Change

Operating expenses	$15,340	$16,923	-9%
Operating expenses as a % of product sales	64%	69%

Operating expenses were $15.3 million for the three months ended June 30, 2010, a 9% decrease from operating expenses of $16.9 million in the corresponding period in 2009. The $1.6 million decrease in operating expenses is primarily due to reduced sales and marketing expenses (including lower commission expense) and lower research and development expenses, which were partially offset by higher general and administrative expenses. Operating expenses as a percentage of product sales were 64% for the three months ended June 30, 2010 compared to 69% for the three months ended June 30, 2009. We expect that the reduction in force we implemented on June 30, 2010, combined with other expense optimization initiatives, will have a favorable impact by lowering expenses in the near term.

General and administrative expenses

	Three Months Ended June 30,
(dollars in thousands)	2010	2009	% Change
General and administrative expense	$3,380	$3,091	9%
General and administrative expense as a % of product sales	14%	13%

General and administrative expenses for three months ended June 30, 2010 were $3.4 million compared to $3.1 million for the three months ended June 30, 2009, an increase of 9%. The increase is primarily due to increased expenditures for information technology including personnel and consulting costs to support our operations. As a percentage of product sales, general and administrative expenses were 14% for the three months ended June 30, 2010 compared to 13% for the corresponding period in 2009. We expect general and administrative expenses to decrease as a result of recent expense reduction initiatives and that these expenses will decline as a percentage of product sales assuming our products sales increase.

Selling and marketing expenses

	Three Months Ended June 30,
(dollars in thousands)	2010	2009	% Change

Selling and marketing expense	$10,740	$12,115	-11%
Selling and marketing expense as a % of product sales	45%	49%

Selling and marketing expenses for the three months ended June 30, 2010 were $10.7 million, compared to $12.1 million for the three months ended June 30, 2009, a decrease of 11%. As a percentage of product sales, selling and marketing expenses were 45% for the three months ended June 30, 2010 compared to 49% for the corresponding period in 2009. The reduction in both the amount of sales and marketing expenses and these expenses as a percentage of product sales are due to reduced sales force discretionary spending, lower commission expense, and reduced marketing-related expenditures.

Research and development expenses

	Three Months Ended June 30,
(dollars in thousands)	2010	2009	% Change

Research and development expense	$1,220	$1,717	-29%
Research and development expense as a % of product sales	5%	7%

Research and development expenses for three months ended June 30, 2010 were $1.2 million compared to $1.7 million in the three months ended June 30, 2009, a decrease of 29% primarily attributable to lower Cortoss development and clinical trial costs. As a percentage of product sales, research and development expenses were 5% of product sales for the three months ended June 30, 2010 compared to 7% of product sales for the three months ended June 30, 2009.

Interest Expense

Interest expense for both the three months ended June 30, 2010 and 2009 relates to $35.0 million in outstanding principal indebtedness under a senior secured note purchase facility, net of capitalized interest, if any. Interest expense for the three months ended June 30, 2010 was $1.0 million compared to $0.7 million for the three months ended June 30, 2009. There was no interest expense capitalized for the three months ended June 30, 2010 while $0.3 million was capitalized for the three months ended June 30, 2009.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Product Sales

	Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change

Orthobiologics	$36,405	$35,768	2%
Biosurgery	11,524	10,414	11%

	$47,929	$46,182	4%

Product sales of $47.9 million for the six months ended June 30, 2010 increased 4% from $46.2 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, 95% of product sales were in the U.S. and 5% were outside the U.S. For the corresponding period in 2009, 94% of product sales were in the U.S. and 6% were outside the U.S.

Orthobiologic product sales represented 76% of total product sales in the six months ended June 30, 2010 compared to 77% for the six months ended June 30, 2009. Orthobiologic product sales during the six months ended June 30, 2010 were $36.4 million, a 2% increase over the $35.8 million recorded during the six months ended June 30, 2009. Product sales for the six months ended June 30, 2010 included $2.2 million of U.S. product sales of Cortoss and Aliquot. There were no U.S. product sales of Cortoss and Aliquot in the corresponding period of 2009 because these products were not available for sale in the U.S. until July 2009. Product sales for the six months ended June 30, 2010 and June 30, 2009 included $1.1 million and $0.6 million, respectively, from the sale of Vitomatrix pursuant to a supply agreement with a third party. This agreement was terminated in March 2010 and no further sales relating to this agreement are expected.

Biosurgery product sales represented 24% of total product sales in the six months ended June 30, 2010 compared to 23% in the six months ended June 30, 2009. Biosurgery product sales increased to $11.5 million in the six months ended June 30, 2010 from $10.4 million in corresponding period in 2009, an increase of 11% primarily due to higher Vitagel sales.

Gross Profit

	Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change
Gross margin	$32,422	$31,505	3%
Gross margin as a percentage of product sales	68%	68%

Gross profit for the six months ended June 30, 2010 and June 30, 2009 was $32.4 million and $31.5 million, respectively. As a percentage of sales, gross profit was 68% for the both periods. During the first six months of 2010, unfavorable charges related to unused manufacturing capacity and inventory expiration were offset by a more favorable product mix. Our gross profit may fluctuate from quarter to quarter based on additional unused manufacturing capacity charges and additional reserves for product expiry, as well as the mix of products sold from period to period.

Operating expenses

	Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change
Operating expenses	$32,428	$31,975	1%
Operating expenses as a % of product sales	68%	69%

Operating expenses were $32.4 million for the six months ended June 30, 2010, a 1% increase over operating expenses of $32.0 million in the corresponding period in 2009. The $0.5 million increase in operating expenses reflects higher general and administrative expenses and higher sales and marketing expenses, which were partially offset by lower research and development expenses. Operating expenses as a percentage of product sales were 68% for the six months ended June 30, 2010 compared to 69% for the six months ended June 30, 2009.

General and administrative expenses

	Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change
General and administrative expense	$6,812	$5,704	19%
General and administrative expense as a % of product sales	14%	12%

General and administrative expenses for six months ended June 30, 2010 were $6.8 million compared to $5.7 million for the six months ended June 30, 2009, an increase of 19%. The increase is primarily due to additional finance and information technology staff required to provide sufficient infrastructure to support our operations. As a percentage of product sales, general and administrative expenses were 14% of product sales for the six months ended June 30, 2010 compared to 12% of product sales for the corresponding period in 2009. We expect general and administrative expenses to decrease as a result of our recent expense reduction initiatives and that general and administrative expenses will decline as a percentage of sales assuming our product sales increase.

Selling and marketing expenses

	Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change
Selling and marketing expense	$23,114	$22,614	2%
Selling and marketing expense as a % of product sales	48%	49%

Selling and marketing expenses for the six months ended June 30, 2010 were $23.1 million compared to $22.6 million for the six months ended June 30, 2009, an increase of 2%. This increase in amount is due to higher sales force expenses and additional post- marketing clinical studies which were partially offset by lower commission expense. As a percentage of product sales, selling and marketing expenses were 48% for the six months ended June 30, 2010 compared to 49% for the corresponding period in 2009. At June 30, 2010 our sales force was composed of 100 sales representatives while at June 30, 2009, our sales force was composed of 90 sales representatives. We expect that our direct sales force will remain at or below our current staffing levels for the foreseeable future as we augment our efforts with additional third party distributors and independent sales agents to address the outpatient market for Cortoss and Aliquot.

Research and development expenses

	Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change
Research and development expense	$2,502	$3,657	-32%
Research and development expense as a % of product sales	5%	8%

Research and development expenses for six months ended June 30, 2010 were $2.5 million compared to $3.7 million in the six months ended June 30, 2009, a decrease of 32% primarily attributable to lower Cortoss and certain other product development costs. As a percentage of product sales, research and development expenses were 5% of product sales for the six months ended June 30, 2010 compared to 8% of product sales for the six months ended June 30, 2009.

Interest Expense

Interest expense for both the six months ended June 30, 2010 and 2009 relates to $35.0 million in outstanding principal indebtedness under a senior secured note purchase facility, net of capitalized interest, if any. Interest expense for the six months ended June 30, 2010 was $1.7 million compared to $1.6 million for the six months ended June 30, 2009. There was $0.2 million and $0.3 million of interest capitalized during the six months ended June 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds we received from sales of our common stock and other debt and equity securities. At June 30, 2010, we had cash, cash equivalents and short-term investments of $18.6 million, which represents 21% of total assets. At December 31, 2009, cash, cash equivalents, and short-term investments of $23.1 million were 25% of total assets.

The Company’s cash flow activity was as follows:

	Six months Ended June 30,
	2010	2009
	(In thousands)
Net cash used in operating activities	$(3,969)	$(3,446)
Net cash provided by investing activities	3,943	5,422
Net cash provided by financing activities	823	586
Effect of exchange rate changes on cash and cash equivalents	(308)	8

Net increase in cash and cash equivalents	$489	$2,570

We will continue to use our existing cash, cash equivalents and short-term investments to fund our operations and fund our planned capital expenditures until such time as we are consistently profitable. We anticipate the level of cash utilization for the second half of 2010 will be below the cash utilized in the first half of the year. Our operating cash flows are heavily dependent upon: (i) maintaining and growing product sales; (ii) the size of our direct sales force; (iii) our product sales mix as relative increases in sales of our lower margin products result in lower gross profit; (iv) the amount of inventory, including raw materials and work-in-process, that we maintain to support product sales, anticipated product sales and anticipated product launches; and (v) the overall level of our research and development activities, which will depend on the development status and costs of products in our pipeline and any new products that we could pursue in the future. Accordingly, for the foreseeable future, our operating cash requirements may continue to be subject to quarterly volatility. If we are unable to improve cash flows from operations, we will need to consider and evaluate alternatives including reduction of capital expenditures, other cost reductions, and renegotiation of our outstanding debt, among others. Additionally, cash resources could be affected by in-licensing, joint ventures, acquisitions and other investment opportunities that we may pursue.

DISCUSSION OF CASH FLOWS

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2010 and June 30, 2009 was $4.0 million and $3.4 million, respectively, and was primarily due to the use of cash to settle accounts payable and other current liabilities and to build inventory to support anticipated product sales levels. During the first half of 2010, we used cash to build inventory, and reduce accounts payable and other accrued expenses. We expect that inventory, accounts payable and accrued expenses at December 31, 2010 will approximate the amounts reported at June 30, 2010 and, accordingly, we expect that we will not require significant cash utilization during the second half of 2010.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $3.9 million for the six months ended June 30, 2010 compared to $5.4 million for the same period in 2009. Net proceeds from purchases and the sale and maturity of investments decreased by $5.1 million in 2010 compared to 2009. Purchases of property and equipment totaled $0.9 million and $4.0 million in 2010 and 2009, respectively, and primarily related to the expansion of our Cortoss and Vitagel manufacturing facilities. The rate of capital expenditures may increase over the remainder of 2010 but we expect that capital expenditures for the year ending December 31, 2010 will be below the amount of capital expenditures for the year ended December 31, 2009.

We invest our excess cash in highly liquid investment-grade marketable securities, including U.S. Treasury securities and government-sponsored enterprise debt securities. Marketable securities having maturities greater than three months and less than one year are classified as short-term investments. Until we achieve sales at levels that consistently enable us to fund operations and investing activities, we will to continue to use cash, cash equivalents and proceeds from sales of short-term investments to fund operating and investing activities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 was $0.8 million compared to $0.6 million for the six months ended June 30, 2009 and relates to cash received upon the exercise of options to purchase our common stock and shares purchased in conjunction with the Company’s Employee Stock Purchase Plan.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Senior Secured Note Purchase Facility. We have $35.0 million in outstanding principal indebtedness under a senior secured note purchase facility. Notes issued under the facility are due July 30, 2012. Borrowings under the facility are guaranteed by certain of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot. We are required to make quarterly interest-only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, except that during the continuance of any event of defaults, interest would accrue at the rate of 12% per year and the notes would be payable on demand. We expect to incur quarterly interest payments of $0.9 million under our debt facility during 2010 and each year thereafter until maturity on July 30, 2012. The notes contain various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then-outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of June 30, 2010, we must maintain a minimum cash, cash equivalent, and short-term investment balance of $8.8 million. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of the note holder a letter of credit in the amount of 25% of the principal amount outstanding under the notes. At June 30, 2010, we had met our minimum balance of $14.0 million in cash, cash equivalents, and short-term investments and, therefore, it was not necessary to obtain a letter of credit.

While we believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future and that such balances will remain above $14.0 million. Should our cash balances fall below $14.0 million there is no guarantee that we will be able to obtain a waiver from the noteholder, obtain a letter of credit or refinance the notes.

Leases. We lease facilities under non-cancelable operating leases that extend through July 31, 2017. As we continue to expand, we expect to lease additional facilities.

Employment Agreements. Under the terms of employment agreements with two executive officers, extending through April 2011 and May 2011, subject to renewal, we are required to pay each individual a base salary for continuing employment with us. The agreements currently require aggregate payments of $0.6 million from July 1, 2010 through May 31, 2011. The agreements also provide for other benefits, including certain obligations that may be triggered by a change in control, termination with cause or resignation for good reason.

Agreement with Kensey Nash Corporation. For the six months ended June 30, 2010 and June 30, 2009, approximately 66% and 72%, respectively, of our product sales are from products based upon our Vitoss Foam platform co-developed with Kensey, including Vitoss Bioactive Foam. As of June 30, 2010, we owed Kensey $1.2 million for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on our consolidated balance sheet included in this report.

We pay additional royalties to Kensey pursuant to a contractual royalty obligation that Kensey purchased from a co-inventor of Vitoss technology. Under this arrangement, we are obligated to pay no more than $5 million in aggregate royalties on Vitoss product sales. From inception of the royalty arrangement through June 30, 2010, we have made aggregate royalty payments of $3.6 million.

Restructuring

In June 2010, we implemented a plan to reduce our workforce. In connection with the restructuring we incurred severance costs of $0.1 million which are included in operating expenses during the three months ended June 30, 2010 in the accompanying consolidated statement of operations and which have been recorded as a restructuring accrual in accrued compensation and related expenses in the accompanying consolidated balance sheet. We expect to make full payment of the severance amounts during the second half of 2010. We expect that the reduction in salary, benefit and other personnel related expenses from the June workforce reduction, combined with subsequent terminations and the elimination of certain positions, will result in a $2.4 million reduction in operating expenses on an annualized basis.

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

As of June 30, 2010, our total exposure to foreign currency risk in U.S. dollar terms was approximately $3.6 million, or 4%, of our total assets. The potential impact of a hypothetical 10% decline in the foreign exchange rates would result in a total decline in the fair value of our assets of approximately $0.4 million at June 30, 2010.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of June 30, 2010, our short-term investments consisted of highly liquid investment-grade marketable securities. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2010 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	OTHER INFORMATION

(a) New Severance and Change of Control Agreements with Mr. Smith and Dr. Persenaire

As part of its regular duties and based on peer group market data and recommendations presented by its independent compensation consultant, the Compensation Committee of the Company’s Board of Directors recently approved a new form of severance and change of control agreement for senior executive officers below the level of President and Chief Executive Officer. The form of agreement was also approved by the Company’s Board of Directors.

Accordingly, on August 4, 2010, the Company entered into a severance and change of control agreement with each of Christopher H. Smith, the Company’s Senior Vice President, Sales and Marketing, and Dr. Maarten Persenaire, the Company’s Chief Medical Officer. The severance and change of control provisions for Mr. Smith and Dr. Persenaire are the same as those previously extended to the Company’s Senior Vice President and Chief Financial Officer, Nancy C. Broadbent, except that Ms. Broadbent’s unvested equity awards granted prior to 2010 are subject to acceleration of vesting upon her termination by the Company without Cause prior to a Change of Control or more than twelve months following a Change of Control.

Each agreement provides for certain compensation and benefits in the event that (1) the Company terminates the executive’s employment (other than for “Cause”); (2) the executive resigns for “Good Reason” within twelve months following a Change of Control of the Company; or (3) a Change of Control of the Company occurs.

Defined Terms. The following terms are used throughout this section and are applicable to the new severance and change of control agreements with Mr. Smith and Dr. Persenaire:

Cause means:

•	conviction of a felony;

•	commission of an intentional act of fraud, embezzlement, or theft, or engagement in gross negligence in connection with the executive’s duties in the course of his employment with the Company;

•

an intentional breach of the executive’s obligations under the agreement, including inattention to or neglect of duties, that is materially harmful to the Company’s business and remains uncured thirty days after receiving written notice from the Board of Directors specifying the details thereof; or

•

the failure by the executive to follow the lawful directives of the Chief Executive Officer or the Board of Directors, provided that the executive shall have been given reasonably detailed notice that such an event constituting cause for termination has occurred and a thirty-day cure period.

Change of Control has the meaning set forth in the Company’s 2007 Omnibus Equity Compensation Plan, as amended. Any of the following situations would constitute a “Change of Control” under the new severance and change of control agreements with Mr. Smith and Dr. Persenaire:

•	the acquisition by a person of securities having more than 50% of the voting power of the Company’s outstanding securities;

•	a sale or other disposition of all or substantially all of the Company’s assets;

•	liquidation or dissolution of the Company;

•

a merger or consolidation of the Company with another entity in which the Company’s shareholders immediately prior to such transaction do not beneficially own, immediately after such transaction, at least 50% of the voting power of the surviving entity; or

•

individuals who, as of April 12, 2007, were members of the Company’s Board of Directors (the “Incumbent Directors”) cease for any reason to constitute at least a majority of the Board; provided, that any person becoming a director subsequent to such date whose election, or nomination for election by the Company’s shareholders, was approved by a vote of at least a majority of the Incumbent Directors who are directors at the time of such vote is deemed to be an Incumbent Director.

Good Reason means the occurrence of any of the following events or conditions:

•	a material diminution in the executive’s duties, responsibilities or authority;

•	a material reduction in the executive’s base salary except as part of an across the board reduction applicable to executives generally; or

•	a failure of the Company to comply with any of the material terms of the relevant agreement.

However, any of the events or conditions described above will only constitute Good Reason if (a) the executive provides the Company with reasonably detailed written notice that such an event constituting cause for termination has occurred; and (b) the Company does not remedy the event or condition within thirty days of receiving the executive’s written notice. In addition, the executive must provide the Company written notice within ninety days following the event that constitutes Good Reason and the executive’s termination must occur within one year following such event.

Termination without Cause; Resignation for Good Reason Following a Change of Control. If (a) the executive is terminated without Cause or, within twelve months following the occurrence of a Change of Control, the executive resigns for Good Reason, and (b) the executive executes a release waiving any and all current and future claims against us relating to his employment with, or termination by, the Company, such executive would be entitled to:

•

a cash amount equal to eighteen months of the executive’s then current base salary, payable in normal installments in accordance with the Company’s payroll practices; provided, however, that such amount would equal only twelve months of current base salary if the termination without Cause occurs prior to a Change of Control or more than twelve months after the occurrence of a Change of Control;

•

a pro rata bonus for the year in which the executive’s termination of employment occurs to the extent that such amount would have been earned in accordance with the terms of the Company’s annual incentive program, payable on the date on which other bonuses are paid for the year to other employees after the end of the year to which the bonus relates; provided that in no event shall the executive’s pro rata bonus be paid later than March 15 of the calendar year following the fiscal year for which it was earned, except to the extent required to be delayed under section 409A of the Internal Revenue Code of 1986, as amended;

•

an amount equal to the health care continuation coverage premium for the executive, his spouse and dependents until (x) the expiration of the period following the executive’s termination equal in duration to the severance period set forth in the first two bullet points above (twelve to eighteen months, as applicable) or (y) the executive becomes eligible for coverage under a plan maintained by a new employer or under a plan maintained by his spouse’s employer, whichever is sooner, which amounts are payable monthly; and

•

to the extent not already paid, any annual bonus payable with respect to a calendar year that ended prior to that termination, accrued salary and any benefits accrued and due under any applicable benefit plans and programs of the Company.

Effect of a Change of Control on Unvested Equity Awards. Upon the occurrence of a Change of Control of the Company, one hundred percent of any stock option, restricted stock or other stock grants or awards made to Mr. Smith and Dr. Persenaire that have not yet become exercisable or vested shall become exercisable or vested.

Restrictive Covenants. Each of Mr. Smith and Dr. Persenaire is bound by certain non-competition and non-solicitation covenants which extend for a period of twelve months following termination of employment. Each of Mr. Smith and Dr. Persenaire is bound by certain confidentiality obligations which survive termination of employment.

The foregoing description of the new severance and change of control agreements for Mr. Smith and Dr. Persenaire is a summary and is qualified in its entirety by the provisions of the new severance and change of control agreements by and between the Company and each of Mr. Smith and Dr. Persenaire, copies of which are attached to this Form 10-Q as Exhibits 10.1 and 10.2, respectively. The Company is not currently contemplating a change of control transaction, and undertakes no obligation to publicly update any statement contained in this Item 5 regarding the contemplation of any change of control transaction, whether as a result of new information, future events or otherwise.

ITEM 6.	EXHIBITS

EXHIBIT	DESCRIPTION

*10.1	Severance and Change of Control Agreement dated as of August 4, 2010, between the Company and Christopher H. Smith (1)

*10.2	Severance and Change of Control Agreement dated as of August 4, 2010, between the Company and Maarten Persenaire (1)

31.1	Certifications of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

August 9, 2010	By:	/S/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President (Principal executive officer)

August 9, 2010	By:	/S/ NANCY C. BROADBENT
Nancy C. Broadbent
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)