Form 10-Q
period 2010-09-30
ORTHOVITA INC
filed 2010-11-09
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010.

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

Class

Outstanding as of November 1, 2010

Common Stock, par value $.01

76,871,821 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,977	$7,757
Short-term investments	8,877	15,349
Accounts receivable, net of allowance for doubtful accounts of $385 and $217, respectively	11,679	12,324
Inventories	26,571	26,058
Other current assets	698	784

Total current assets	59,802	62,272

Property and equipment, net	17,399	17,940
License and technology intangible assets, net	10,257	11,376
Other assets	897	1,041

Total assets	$88,355	$92,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,578	$5,028
Accrued compensation and related expenses	1,391	2,805
Other accrued expenses	4,806	5,534

Total current liabilities	8,775	13,367

LONG-TERM LIABILITIES:
Notes payable, net of debt discount of $669 and $905, respectively	34,331	34,095
Other long-term liabilities	387	408

Total long-term liabilities	34,718	34,503

Total liabilities	43,493	47,870

COMMITMENTS (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 100,000 shares authorized, 76,858 and 76,542 shares issued and outstanding, respectively	769	765
Additional paid-in capital	227,049	224,734
Accumulated deficit	(182,604)	(180,578)
Accumulated other comprehensive loss	(352)	(162)

Total shareholders’ equity	44,862	44,759

Total liabilities and shareholders’ equity	$88,355	$92,629

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
PRODUCT SALES	$23,327	$22,295	$71,256	$68,477
COST OF SALES	8,238	7,150	23,745	21,827

GROSS PROFIT	15,089	15,145	47,511	46,650

OPERATING EXPENSES:
General and administrative	2,930	3,444	9,742	9,148
Selling and marketing	10,324	10,819	33,438	33,433
Research and development	1,156	1,886	3,658	5,543

Total operating expenses	14,410	16,149	46,838	48,124

OPERATING INCOME (LOSS)	679	(1,004)	673	(1,474)

Interest expense	(957)	(756)	(2,682)	(2,342)
Interest income	8	28	26	238
Other income	3	5	3	5

LOSS BEFORE INCOME TAXES	(267)	(1,727)	(1,980)	(3,573)
INCOME TAXES	(16)	(14)	(46)	(43)

NET LOSS	$(283)	$(1,741)	$(2,026)	$(3,616)

NET LOSS PER SHARE, BASIC AND DILUTED	$—	$(0.02)	$(0.03)	$(0.05)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	76,740	76,279	76,644	76,088

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(2,026)	$(3,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discounts and premiums related to investments	207	(55)
Depreciation and amortization of property and equipment	1,879	1,410
Amortization of license rights and technology intangible assets	1,119	1,119
Amortization of debt discount	236	212
Compensation related to restricted common stock awards, restricted common stock units and stock option accounting for employees and non-employee directors	1,444	1,366
Fair market value adjustment related to derivative liability associated with non-employee stock options	(69)	55
Provision for doubtful accounts	166	29
Gain on sale of assets	—	(5)
(Increase) decrease in —
Accounts receivable	462	185
Inventories	(548)	(5,490)
Other current assets	43	30
Other assets	55	(480)
(Decrease) increase in —
Accounts payable	(2,496)	(594)
Accrued compensation and related expenses	(1,293)	293
Other accrued expenses	(817)	(486)
Other long-term liabilities	43	58

Net cash used in operating activities	(1,595)	(5,969)

INVESTING ACTIVITIES:
Purchase of investments	(12,057)	(20,370)
Proceeds from the sale and maturity of investments	18,321	29,724
Purchase of property and equipment	(1,235)	(4,540)
Purchase of license right intangible asset	—	(515)
Proceeds from sale of property and equipment	—	5

Net cash provided by investing activities	5,029	4,304

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	875	1,239

Net cash provided by financing activities	875	1,239

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(89)	104

NET INCREASE (DECREASE) IN CASH AND AND CASH EQUIVALENTS	4,220	(322)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,757	8,518

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,977	$8,196

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

(Unaudited)

1. The Company:

Orthovita, Inc. (we, us, our, Orthovita or the Company) is a specialty spine and orthopedic company with a portfolio of orthobiologic and biosurgery products. Our products are based on novel and unique proprietary biomaterials that have innovative mechanisms of action in the body. Our orthobiologic platform offers products for the fusion, regeneration and fixation of human bone. Our biosurgery platform offers products for controlling intra-operative bleeding, also known as hemostasis. In the U.S., we primarily market our products through a direct sales force but also utilize distributors and independent sales agents for certain geographical areas, customer accounts and certain products. Outside the U.S., we market our products through a direct sales force in the United Kingdom and through distributors in other countries.

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

We evaluated all subsequent events through the date and time our financial statements were issued. No subsequent events occurred during this reporting period that require recognition or disclosure in this filing.

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

Concentrations of Credit Risk

Our policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds that are exposed to minimal credit risk. Currently, our short-term money market investments yield minimal interest rates. We maintain our cash primarily in investment accounts within large financial institutions. Currently, the Federal Deposit Insurance Corporation insures these balances up to $250 per bank. We have not experienced any losses on our bank deposits and we believe these deposits do not expose us to any significant credit risk.

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

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

Concentrations of Supply Risk

We are highly dependent on Kensey Nash Corporation (Kensey) as a sole source provider of certain raw materials used in the manufacture of Vitoss Foam products and as the sole manufacturer of our Vitoss Foam products (see note 12). We also source other raw materials and a majority of the disposable components that accompany and are used with our products from a limited number of third party manufacturers and we are highly dependent upon these manufacturers.

Inventories

Inventories are stated at the lower of cost or market value using the first-in first-out basis, or FIFO. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. The costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of each asset, generally three to five years. The useful life for leasehold improvements is generally the term of the facility lease. Expenditures for major renewals and improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Property and equipment includes assets designated as construction in-progress and not placed in service. We begin to record depreciation expense on these assets when they are placed into service or, if the property and equipment requires approval from regulatory agencies such as the U.S. Food and Drug Administration (FDA), when such approval is obtained and the asset is placed in service (see note 6).

Interest cost that is incurred on borrowed funds used to expand our manufacturing facilities is capitalized, recorded as part of the asset to which it relates, and amortized over the asset’s estimated useful life.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment or intangible assets during any of the three or nine month periods ended September 30, 2010 and September 30, 2009 as management believes their carrying amounts were not impaired.

Amortization of Intangible Assets

The carrying value of intangible assets, which consist of acquired technology and license rights, are generally amortized on a straight line basis or the unit of sales method.

Revenue Recognition

Revenue is not recognized until persuasive evidence of an arrangement exists, performance or delivery has occurred, the sales price is fixed or determinable and collection is probable. In the U.S., we recognize product sales revenue upon either shipment of purchased product to the customer or stocking distributor, or receipt of documentation from the customer indicating its consumption of product from consigned inventory. Outside the U.S., revenue from product sales is primarily recognized upon shipment of the product to the distributor.

We have no obligations to our customers once title has been transferred but allow the return or exchange of ambient temperature products within five days after their original delivery. Subsequent to the end of every quarter we adjust sales, cost of sales, inventory and accounts receivable for the effect of such returns. We generally require each of our U.S. and U.K. customers to pay on a net 30-day basis. Outside of the U.S. and the U.K., independent stocking distributors are generally required to pay on a net 60-day basis.

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

The following table sets forth the total stock-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$15	$24	$46	$65
General and administrative	240	375	690	684
Selling and marketing	197	175	515	451
Research and development	72	66	193	166

Total	$524	$640	$1,444	$1,366

We estimated the fair value of stock option awards granted to employees using the Black-Scholes option pricing model on the date of grant using the following weighted average assumptions for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	2.42%	3.09%	2.97%	2.83%
Expected volatility	56%	55%	55%	55%
Dividend yield	0%	0%	0%	0%
Expected life	6 years	6 years	6 years	6 years

The weighted average fair value of options granted during the three months ended September 30, 2010 and 2009 was $1.06 and $2.51 per share, respectively, and $2.11 and $2.00 per share for the nine months ended September 30, 2010 and 2009, respectively.

For the three and nine months ended September 30, 2010 and 2009, we calculated expected volatility based upon the historical daily closing prices of our common stock as quoted on the NASDAQ Global Market (NASDAQ) over a prior period having a term equal to the expected life of the stock options.

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

Equity awards and warrants to purchase an aggregate of 9,447 common shares were excluded from our computation of diluted net loss per common share for the three and nine month periods ended September 30, 2010, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses. Equity awards and warrants to purchase an aggregate of 9,462 common shares were also excluded from our computation of diluted net loss per common share for the three and nine month periods ended September 30, 2009, because the inclusion of the shares in the calculation would have been antidilutive due to our losses.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

Comprehensive Loss

We classify items of other comprehensive loss separately in the shareholders’ equity section of our consolidated balance sheets. For the three and nine months ended September 30, 2010 and 2009, comprehensive loss was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(283)	$(1,741)	$(2,026)	$(3,616)

Unrealized loss on investments	—	(17)	(1)	(147)
Foreign currency translation gain (loss)	261	113	(189)	143

Total other comprehensive income (loss)	261	96	(190)	(4)

Comprehensive loss	$(22)	$(1,645)	$(2,216)	$(3,620)

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2010	2009
Property and equipment purchases included in accounts payable and accrued expenses	$89	$146
Cash paid for interest, net of amount capitalized	2,444	2,130

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

3. Cash, Cash Equivalents and Short-Term Investments:

At September 30, 2010 and December 31, 2009, cash, cash equivalents and short-term investments consisted of the following:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
September 30, 2010:
Cash and cash equivalents	$11,977	$—	$—	$11,977

Short-Term Investments:
Government-sponsored enterprise debt securities	8,878	—	(1)	8,877

	8,878	—	(1)	8,877

Total	$20,855	$—	$(1)	$20,854

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

Amortization of discounts and premiums related to investments resulted in expense of $41 and $29 for the three months ended September 30, 2010 and 2009, respectively, and (expense) income of $(207) and $55 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and December 31, 2009, all short-term investments mature within one year of the balance sheet date.

4. Fair Value Measurements:

The following tables provide the assets carried at fair value measured on a recurring basis as of September 30, 2010 and December 31, 2009:

	Carrying	Fair Value Measurement at September 30, 2010
	Value	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Bank deposits	$1,310	$1,310	$—	$—
U.S. Treasury security money market fund	9,663	9,663
Government-sponsored enterprise debt securities	1,004	1,004	—	—

	$11,977	$11,977	$—	$—

Short-Term Investments:
Government-sponsored enterprise debt securities	8,877	8,877	—	—

	$8,877	$8,877	$—	$—

	Carrying	Fair Value Measurement at December 31, 2009
	Value	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Bank deposits	$1,763	$1,763	$—	$—
U.S. Treasury security money market fund	5,994	5,994	—	—

	$7,757	$7,757	$—	$—

Short-Term Investments:
U.S. Treasury securities	$1,769	$1,769	$—	$—
Government-sponsored enterprise debt securities	13,580	13,580	—	—

	$15,349	$15,349	$—	$—

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

5. Inventories:

As of September 30, 2010 and December 31, 2009, inventories consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$5,433	$5,538
Work-in-process	8,677	8,816
Finished goods	12,461	11,704

	$26,571	$26,058

6. Property and Equipment:

As of September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Construction in-progress	$942	$9,898
Machinery and equipment	10,310	7,797
Furniture and computer, sales, marketing and office equipment	6,397	5,790
Leasehold improvements	16,250	9,083

	33,899	32,568
Less—Accumulated depreciation and amortization	(16,500)	(14,628)

	$17,399	$17,940

As of September 30, 2010 and December 31, 2009, property and equipment included assets designated as construction in-progress and not placed in service. Construction in-progress at December 31, 2009 consisted primarily of construction costs for our collagen manufacturing facility. This facility was approved by the FDA and the assets relating to this facility that were previously included in construction in progress were placed in service in July 2010.

We capitalize interest cost incurred on borrowed funds used to expand our manufacturing facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $0 and $191 for the three months ended September 30, 2010 and 2009, respectively, and $180 and $495 for the nine months ended September 30, 2010 and 2009, respectively.

Depreciation and amortization expense relating to property and equipment was $820 and $485 for the three months ended September 30, 2010 and 2009, and $1,879 and $1,410 for the nine months ended September 30, 2010 and 2009, respectively.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

7. License and Technology Intangible Assets:

As of September 30, 2010 and December 31, 2009, license and technology intangible assets consisted of the following:

	Life	September 30, 2010	December 31, 2009
Collagen-processing technology	11 years	9,000	9,000
Acquired technology-Vitagel and CellPaker products	9 years	5,199	5,199
Other licensed technology	8 years	515	515

		14,714	14,714
Less — Accumulated amortization		(4,457)	(3,338)

		$10,257	$11,376

Amortization expense was $373 for each of the three month periods ended September 30, 2010 and 2009, and $1,119 for each of the nine month periods ended September 30, 2010 and 2009, respectively.

8. Senior Secured Note Purchase Facility:

We have $35,000 in outstanding principal indebtedness under a senior secured note purchase facility. Notes issued under the facility are due July 30, 2012. Outstanding principal amounts under the notes bear annual interest at 10%, except that during the continuance of any event of default, interest would accrue at the rate of 12% per year and the notes would be payable on demand. In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466 shares of our common stock at an exercise price of $3.41 per share. Of these warrants, warrants to purchase 1,100 shares of our common stock remained outstanding at September 30, 2010 and expire in July 2012. The fair value of the warrants of $1,492 was recorded on our consolidated balance sheet as a discount to the loan and is being amortized into interest expense over the remaining term of the facility.

Borrowings under the facility are guaranteed by us and certain of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot products. We are required to make quarterly interest-only payments to the note holder. Upon the occurrence of various events, including our receipt of (i) proceeds in excess of 5% of our total assets for certain asset dispositions; (ii) more than $1,000 in aggregate cash insurance proceeds for damaged or destroyed property that is not applied to the repair or replacement of the property within one year; or (iii) more than $7,500 in gross cash proceeds from judgment awards or settlements, the note holders are entitled to prepayment of the outstanding principal amount of the notes to the extent of the net cash proceeds that we receive. We may prepay at any time any part of the outstanding balance under the notes, in a minimum amount of $2,000 and in increments of at least $1,000 in excess of such minimum, together with interest accrued thereon. Both mandatory and optional prepayments are subject to a prepayment premium (currently 8% of the principal balance of the notes). The unpaid outstanding principal amount under the notes and accrued interest and all other obligations shall become due and payable immediately if we are insolvent, are in bankruptcy proceedings or have a custodian or receiver appointed for any substantial part of our property. If an event of default not described in the preceding sentence occurs and is continuing (including a change of control of the Company), then the holders of at least two-thirds in principal amount of notes then outstanding may declare the unpaid principal amount of the notes, accrued interest and all other obligations due and payable immediately. In addition, if the notes become due and payable, whether automatically or by declaration, by reason of any of the following events of default, then we must pay the required prepayment premium (currently 8% of the principal balance of the notes), depending on the timing of the prepayment:

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

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then-outstanding principal amount under the notes in a

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of September 30, 2010, we must maintain a minimum cash, cash equivalent, and short-term investment balance of $8,750. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of the note holder a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of September 30, 2010, we must maintain a minimum balance of $14,000 in cash, cash equivalents, and short-term investments in order to avoid obtaining a letter of credit. Currently, we are not required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions as defined in the facility terms, make investments and pay dividends.

Borrowing obligation maturities as of September 30, 2010 are as follows:

Notes Payable
2010	$—
2011	—
2012	35,000

Total	$35,000

Net interest expense on notes payable was $957 and $756 for the three months ended September 30, 2010 and 2009 and $2,682 and $2,342 for the nine months ended September 30, 2010 and 2009, respectively.

9. Other Accrued Expenses:

As of September 30, 2010 and December 31, 2009, other accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
Commissions payable	$1,642	$2,423
Interest payable	875	875
Royalties	511	567
Professional fees	717	527
Other	1,061	1,142

	$4,806	$5,534

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

10. Shareholders’ Equity:

The following table summarizes the changes in the shares of common stock outstanding and in total shareholders’ equity for the period from December 31, 2009 to September 30, 2010:

	Shares	Total Shareholders' Equity
Balance, December 31, 2009	76,542	$44,759
Common stock purchased under the employee stock purchase plan	76	186
Exercise of common stock options	212	689
Stock-based compensation expense	28	1,444
Net loss	—	(2,026)
Change in accumulated other comprehensive loss	—	(190)

Balance, September 30, 2010	76,858	$44,862

Equity Compensation Plan

Our equity compensation plan (the Plan) provides for incentive and nonqualified stock options, restricted stock awards, restricted stock units and other equity incentives to be granted to directors, employees, and consultants. Our shareholders have approved the Plan.

At September 30, 2010, there were 17,850 shares authorized for issuance under the Plan. The following table shows the number of shares underlying outstanding awards under the Plan at September 30, 2010 and the number of shares remaining available for grant under the Plan:

Shares authorized for issuance under the Plan	17,850
Common stock options currently issued and outstanding	(8,156)
Unvested restricted common stock units currently issued and outstanding	(113)
Unvested restricted common stock currently issued and outstanding	(78)
Shares issued upon exercise of common stock options, restricted stock and restricted stock units whose restrictions have lapsed	(5,669)

Shares available for grant under the Plan at September 30, 2010	3,834

Performance-based Equity Awards

In 2008, we granted performance-based equity awards under the Plan to certain executive officers whereby up to an aggregate of 421 shares of our common stock, valued at $2.68 per share, could be issued. The number of shares of common stock issuable under each award was dependent upon our achievement of pre-determined levels of Cortoss and Aliquot product sales in the U.S. during a twelve-month period that ended on June 30, 2010. Since none of the performance objectives were achieved, the awards have been cancelled and are not shown in the table above. No compensation expense has been recorded for these performance-based equity awards during the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, we recognized $78 and $98 of compensation expense related to these awards which was subsequently reversed in the fourth quarter of 2009 when it was determined that none of the performance objectives would be achieved.

We did not issue any performance-based equity awards during the nine months ended September 30, 2010 or 2009.

Restricted Common Stock and Restricted Common Stock Units

During the nine months ended September 30, 2009, we issued 156 shares of common stock in connection with the vesting of restricted common stock units awarded under the Plan.

During the nine months ended September 30, 2010 and 2009, we issued restricted common stock awards for an aggregate of 28 shares in each period to our non-employee directors in consideration of their services. These shares were valued at $54 and $138,

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

respectively, and vest generally on the third anniversary of grant or earlier upon a change of control of the Company, or if certain requirements are met. These awards could also vest upon discontinuance of service, if approved by the nominating and corporate governance committee of our board of directors.

As of September 30, 2010, there was $204 of unrecognized cost related to unvested restricted common stock and restricted common stock units, which is expected to be recognized over a weighted average period of approximately two years. Compensation expense related to these awards was $46 and $74 for the three months ended September 30, 2010 and 2009, respectively, and $136 and $221 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, 78 shares of unvested restricted common stock were outstanding, and restricted common stock units representing 113 shares of common stock were outstanding but unvested.

Common Stock Options

During the nine months ended September 30, 2010, we granted options to purchase 1,535 shares of common stock under the Plan to our employees. The aggregate fair value of the grants was $2,853 and is being amortized over the four year vesting term. Compensation expense related to common stock options was $477 and $487 for the three months ended September 30, 2010 and 2009, respectively, and $1,308 and $1,046 for the nine months ended September 30, 2010 and 2009, respectively.

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

The following table summarizes stock option activity from December 31, 2009 through September 30, 2010:

Outstanding, December 31, 2009	7,199
Granted	1,535
Exercised	(212)
Cancelled	(242)
Expired	(124)

Outstanding, September 30, 2010	8,156

During the nine months ended September 30, 2010 and 2009, stock options to purchase 212 and 316 shares of common stock were exercised for proceeds of $689 and $1,065, respectively.

There was $5,562 of unrecognized compensation cost related to unvested employee stock options as of September 30, 2010, which is expected to be recognized over a weighted average period of approximately three years.

Employee Stock Purchase Plan

During the nine months ended September 30, 2010 and 2009, 76 and 47 shares of common stock were purchased under our Employee Stock Purchase Plan for proceeds of $186 and $173, respectively.

Common Stock Purchase Warrants

In connection with entering into our debt facility (see note 8), we issued warrants to the note purchaser with a term of five years. As a result, warrants to purchase 1,100 shares of our common stock at an average exercise price of $3.41 per share were outstanding at September 30, 2010 and will expire in July 2012.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

11. Product Sales:

For the three and nine months ended September 30, 2010 and 2009, product sales by geographical market were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$22,013	$21,072	$67,507	$64,663
Outside the United States	1,314	1,223	3,749	3,814

Total product sales	$23,327	$22,295	$71,256	$68,477

Approximately 67% and 66% of product sales during the three and nine months ended September 30, 2010, respectively, were from products based upon the Vitoss Foam platform co-developed with Kensey (see note 12). Approximately 70% and 71% of product sales during each of the three and nine month periods ended September 30, 2009, respectively, were from products based upon the Vitoss Foam platform co-developed with Kensey.

12. Commitments:

Operating Leases

Operating lease expense was $228 and $223 for the three months ended September 30, 2010 and 2009, respectively, and $679 and $667 for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, future minimum rental payments under operating leases are as follows:

Remainder of 2010	$217
2011	885
2012	923
2013	960
2014 and thereafter	3,673

$6,658

Agreement with Kensey Nash Corporation

We have an agreement with Kensey to jointly develop and commercialize certain biomaterials-based products based upon the Vitoss Foam platform. The products developed under this agreement are based on our internally developed proprietary Vitoss bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any approved or cleared jointly developed product under the agreement, and we market and sell the product worldwide. Under the agreement, we are obligated to pay Kensey both a transfer price for manufacturing products and royalties based on the net sales of such products. These rights and obligations extend until February 2014 for the Vitoss Foam product platform and until February 2024 for the Vitoss Bioactive Foam product platform.

In addition to the royalty payment obligation described above, we also pay royalties to Kensey pursuant to a contractual royalty obligation that Kensey purchased from a co-inventor of the Vitoss technology. Under this arrangement, we are obligated to pay no more than $5,000 in aggregate royalties on Vitoss product sales. For the three months ended September 30, 2010 and 2009, we recognized $144 and $149, respectively, as royalty expense under this contractual arrangement. For the nine months ended September 30, 2010 and 2009, we recognized $464 and $488, respectively, as royalty expense under this contractual arrangement. From inception of the royalty arrangement through September 30, 2010, we have made aggregate royalty payments of $3,724.

For the nine months ended September 30, 2010 and 2009, we purchased $5,434 and $6,261, respectively, of product inventory manufactured by Kensey. As of September 30, 2010 and December 31, 2009, we owed Kensey $788 and $2,420, respectively, for manufactured product inventory and royalties under both arrangements described above. These amounts are included in accounts payable and other accrued expenses on our consolidated balance sheets. All product royalty expense payable to Kensey is included in cost of sales on our consolidated statements of operations as we recognize product sales revenue from ours customers.

Employment Agreements

        Under the terms of employment agreements with two executive officers, extending through April 2011 and May 2011, subject to renewal, we are required to pay each individual a base salary for continuing employment with us. The agreements currently require aggregate payments of $428 from October 1, 2010 through May 31, 2011. The agreements also provide for other benefits, including certain obligations that may be triggered by a change in control, termination with cause or resignation for good reason.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(All amounts in thousands except per share data)

(Unaudited)

Restructuring

In June 2010, we implemented a plan to reduce our workforce. In connection with the restructuring, we incurred severance costs of $144 which are included in operating expenses for the nine months ended September 30, 2010 in the accompanying consolidated statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion and analysis contains forward-looking statements that provide our current expectations, forecasts of future events or goals. You can identify these statements as those that do not relate strictly to historical or current facts. These statements could include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be incorrect. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are many important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, demand, market acceptance and hospital approval of our products; third party reimbursement and health care reform; our ability to compete in increasingly price-sensitive markets; our ability to grow revenues by leveraging our existing infrastructure and sales force, including management of our distribution channels; the development of our sales network; our ability to manage our manufacturing facilities and requirements; the ability of our competitors to develop more technically advanced products; the regulatory approval of our products; sales product mix and related margins; capital expenditures; future liquidity; uses of cash; cost and availability of raw materials; inventory levels; development costs for existing and new products; equity compensation expense; foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “RISK FACTORS” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission (SEC).

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

Our orthobiologic platform includes products for the fusion, regeneration and fixation of human bone. Our orthobiologic products are based in part on our proprietary Vitoss™ Bone Graft Substitute technology and include the Imbibe™ Bone Marrow Aspiration System. Vitoss is the market-leading synthetic bone graft in the U.S. and has been used in more than 400,000 implantations worldwide. Several of our Vitoss products incorporate our proprietary ceramic glass technology which facilitates bone healing. Our orthobiologic products also include our Cortoss™ Bone Augmentation Material (which was first available for sale in the U.S. in July 2009), and the Aliquot™ Delivery System used with Cortoss. Cortoss is an advanced synthetic biomaterial. Following injection into spinal vertebrae, Cortoss hardens to mimic the mechanical properties of weight-bearing cortical bone. Cortoss is the first clinically-proven, injectable alternative to polymethylmethacrylate (PMMA) bone cement that has been cleared by the U.S. Food and Drug Administration (FDA) for the treatment of vertebral compression fractures, an often extremely painful condition that occurs in patients with osteoporosis and cancer. In addition to extensive clinical data showing statistically significant improvements in pain relief (at three months following implantation) and function (at 24 months following implantation) from the use of Cortoss in comparison to PMMA, a subset of the data demonstrated a 43% reduction in the number of adjacent vertebral compression fractures in patients receiving treatment of one level fracture and with no prior vertebral augmentation procedures from the use of Cortoss in comparison to PMMA. We believe that Cortoss also has significant ease-of-use advantages over current vertebral augmentation technology.

Our biosurgery products include Vitagel™ Surgical Hemostat, Vitasure™ Absorbable Hemostat, and the CellPaker™ Plasma Collection System used in conjunction with Vitagel, and other accessories and delivery products that complement our Vitagel product. These products incorporate advanced biosurgical materials and product engineering to help control bleeding during surgeries. Vitagel is the only hemostat that combines microfibrillar collagen, thrombin and the patient’s own plasma to support hemostasis.

We sell our products worldwide and focus on the U.S. orthopedic and spine market. In the U.S. our products are primarily sold through our direct sales force although we also use distributors and independent sales agents in certain geographical areas and for certain customer accounts and products. Our sales force focuses its marketing efforts on orthopedic and spine surgeons, interventional radiologists, neuroradiologists and hospital administrators. Our products are used in hospital in-patient and out-patient procedures as well as in ambulatory surgical center procedures. Outside the U.S., we use a direct sales force to sell our products in the United Kingdom and we use distributors to sell our products throughout the rest of the world.

We manufacture the majority of our products at our facilities in Malvern, Pennsylvania. We are highly dependent on Kensey Nash Corporation (Kensey) as a sole source provider of certain raw materials used in the manufacture of Vitoss Foam products and as the sole manufacturer of our Vitoss Foam products. We co-developed the Vitoss Foam platform with Kensey and our cost of goods sold includes royalty expense to Kensey. We also source other raw materials and a majority of the disposable components that accompany and are used with our products from a limited number of third party manufacturers. We expect to continue to use these and additional third party manufacturers to reduce costs and increase product gross margins whenever practical.

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

SUMMARY FINANCIAL RESULTS AND STRATEGIC UPDATE

Product Sales

Product sales for the three months ended September 30, 2010 increased 5% to $23.3 million compared to $22.3 million for the three months ended September 30, 2009. Sales of Vitoss products increased 1% in the third quarter of 2010 compared to the corresponding period in 2009. Within the Vitoss product family, sales of Vitoss Bioactive Foam products increased 12%, but this increase was largely offset by decreases in Vitoss Morsels and Foam products. U.S. sales of Cortoss Bone Augmentation Material and the Aliquot Delivery System used with Cortoss were $1.0 million in the third quarter of 2010, compared to $0.4 million in the third quarter of 2009. Cortoss and Aliquot were first available for sale in the U.S. in the third quarter of 2009. Sales of our biosurgery products increased 4% during the third quarter of 2010 compared to the corresponding period in 2009.

Product sales for the nine months ended September 30, 2010 increased 4% to $71.3 million compared to $68.5 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, total Vitoss sales declined by 3% compared to the corresponding period in 2009, which included an 11% increase in Vitoss Bioactive Foam products offset by declines in Vitoss Morsels and Foam products. For the first nine months of 2010, U.S. sales of Cortoss and Aliquot products were $3.2 million compared to $0.4 million during the first nine months of 2009. Product sales for the nine months ended September 30, 2010 and 2009 included $1.1 million and $0.6 million, respectively, from the sale of Vitomatrix as a raw material for use in dental products pursuant to a supply agreement with a third party. This agreement was terminated in March 2010 and no further sales relating to this agreement are expected. For the first nine months of 2010, biosurgery product sales increased 8% compared to the first nine months of 2009.

Gross Profit

Gross profit for the three and nine months ended September 30, 2010 was $15.1 million and $47.5 million, respectively, compared to $15.1 million and $46.7 million, respectively, for the three and nine months ended September 30, 2009. As a percentage of product sales, gross profit was 65% and 67% for the three and nine months ended September 30, 2010, respectively, as compared to 68% for both of the corresponding periods in 2009. The decrease in gross profit as a percentage of product sales for the three and nine months ended September 30, 2010 compared to the corresponding periods in 2009 is attributable to higher charges for excess manufacturing capacity and increased reserves for expiring inventory. Excess manufacturing capacity charges result when actual inventory production is below normal productive capacity. Reserve charges relate to inventory that is expected to reach its expiration date prior to being sold.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2010 were $14.4 million and $46.8 million, respectively, compared to $16.1 million and $48.1 million, respectively, for the corresponding periods in 2009. Operating expenses were 62% and 66% of product sales for the three and nine months ended September 30, 2010 compared to 72% and 70% of product sales for the three and nine months ended September 30, 2009. In June 2010, the Company implemented a headcount reduction and selectively reduced certain discretionary expenses, which resulted in lower operating expenses in the third quarter of 2010 compared to the third quarter of 2009. For the first nine months of 2010, total operating expenses were lower than the corresponding period in 2009 primarily due to lower research and development expense, which was partially offset by higher general and administrative expense.

Strategic Update

During 2010 there has been a slowdown in the market for spine procedures in general, which we believe has contributed to lower growth in sales from our Vitoss synthetic bone graft products.

Additionally, over the past several quarters our strategy for launching Cortoss has been affected and altered by a significant shift of vertebral augmentation procedures from the hospital in-patient to out-patient settings. We believe this shift is occurring due to the pressure on hospitals to reduce costs. This pressure was exacerbated during 2009 and 2010 following the imposition of significant fines by the U.S. government on a number of hospitals that treated patients with vertebral compression fractures in the in-patient setting when these patients could have been treated more cost-effectively in the out-patient setting. As a result of these pressures, we believe the number of vertebral augmentation procedures performed by spine surgeons and neurosurgeons, our primary target audience, has decreased, and a greater number of procedures are being performed in an out-patient setting by interventional radiologists and neuroradiologists, which is a new target physician audience for us.

To more effectively address the out-patient vertebral augmentation market and allow our direct sales force to focus on in-patient sales of Vitoss and Vitagel, we are augmenting our direct sales efforts with distributors that specialize in the out-patient market. We have streamlined our direct sales force, which will continue to focus primarily on the in-patient spine and orthopedic market to leverage our customer relationships by marketing our biosurgery and orthobiologic products to all of our customers. Through an intense focus on our target physician audiences using a combination of our direct sales representatives, sales agents and distributors in a hybrid sales model, our goal is to regain sales momentum and growth in our Vitoss platform while continuing to increase penetration of Cortoss and growth of our biosurgery product sales.

Over the longer term, we are seeking U.S. regulatory clearance of our Cortoss product for additional indications that we believe could expand its usage within the hospital inpatient surgery setting. These development efforts are currently in the pre-clinical stage.

To better manage our business and resources in this challenging environment, in June 2010 we implemented a headcount reduction and reduced certain discretionary spending. These actions enabled us to improve our operating and financial performance in the third quarter of 2010 and increase our cash and investments by $2.3 million at September 30, 2010 compared to June 30, 2010.

We will continue to monitor the effectiveness of our hybrid sales model and the impact of our expense reductions and adjust our commercial strategy as warranted with the goal of strong sales growth, increasing gross profit, improving gross profit margins, increasing leverage of our existing infrastructure, profitability and increasing shareholder value. There are many factors that will affect our ability to achieve these objectives and there is no guarantee that we will be able to achieve any of these goals. Some of these risks are contained in the forward-looking statements overview at the introduction of this discussion. Other risk factors are addressed in ITEM 1A. “RISK FACTORS” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

You should also read the additional detailed commentary of product sales, gross profit, operating expenses and other analyses of the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 contained later in this discussion.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated interim financial statements requires us to make assumptions, estimates and judgments which affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of our consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results will differ from those estimates. We have addressed our critical accounting policies in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CRITICAL ACCOUNTING POLICIES.” There were no changes in our critical accounting policies for the nine months ended September 30, 2010.

Recent Accounting Pronouncements

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

RESULTS OF OPERATIONS

We have incurred annual operating losses since inception. We may continue to incur operating losses in the future unless we can consistently leverage our product portfolio, our direct sales force, our manufacturing capacity and our product development capability to generate product sales in amounts that exceed our cost of sales and operating expenses. Our ability to increase revenue and to attain profitability may be affected by the risk factors addressed in ITEM 1A. “RISK FACTORS” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC.

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Product Sales

	Three Months Ended September 30,
(dollars in thousands)	2010	2009	% Change
Orthobiologics	$17,680	$16,862	5%
Biosurgery	5,647	5,433	4%

	$23,327	$22,295	5%

Product sales of $23.3 million for the three months ended September 30, 2010 increased 5% from $22.3 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, 94% of product sales were in the U.S. and 6% were outside the U.S. For the corresponding period in 2009, 95% of product sales were in the U.S. and 5% were outside the United States.

Orthobiologic product sales represented 76% of total product sales in both the three months ended September 30, 2010 and the three months ended September 30, 2009. Orthobiologic product sales during the three months ended September 30, 2010 were $17.7 million, a 5% increase from the $16.9 million recorded during the three months ended September 30, 2009, with 6% attributable to increased average selling prices partially offset by a 1% decrease in unit volume. Orthobiologic product sales for the three months ended September 30, 2010 included $1.0 million of U.S. product sales of Cortoss and Aliquot compared to $0.4 million during the three months ended September 30, 2009. The Company initiated a limited launch of Cortoss and Aliquot in the U.S. in the third quarter of 2009. As explained under Item 1A, “Risk Factors,” of this Report, an increased emphasis on managed care in the United States has placed, and we believe will continue to place, greater pressure on medical device pricing. Such pressures, as well as increasing competitive pricing pressures, could have a material adverse effect on our ability to sell our products at current prices and may result in lower average selling prices in the future.

Sales of Vitoss products increased 1% in the third quarter of 2010 compared to the year-earlier quarter. Within the Vitoss product family, sales of Vitoss Bioactive Foam products increased 12%, but this increase was largely offset by decreases in sales of Vitoss Morsels and Foam products, the earlier product iterations within our Vitoss line. Sales of Vitoss have been, and may continue to be, negatively affected by the current economic recession, the associated reduction of surgical procedures traditionally using Vitoss and increasing efforts by hospitals to contain and reduce costs.

Biosurgery product sales represented 24% of total product sales in both the three months ended September 30, 2010 and the three months ended September 30, 2009. Biosurgery product sales increased to $5.6 million in the three months ended September 30, 2010 from $5.4 million in corresponding period in 2009, an increase of 4% primarily due to higher Vitagel sales with 3% attributable to higher unit volume and 1% attributable to increased unit prices.

Gross Profit

	Three Months Ended September 30,
(dollars in thousands)	2010	2009	% Change
Gross profit	$15,089	$15,145	0%
Gross profit as a percentage of product sales	65%	68%

Gross profit for both the three months ended September 30, 2010 and September 30, 2009 was $15.1 million. As a percentage of product sales, gross profit was 65% for the three months ended September 30, 2010, compared to 68% for the three months ended September 30, 2009. The decrease in gross profit as a percentage of product sales is attributable to higher charges for excess manufacturing capacity and increased reserves for expiring inventory. Our gross profit may fluctuate from quarter to quarter based on additional excess manufacturing capacity charges and additional reserves for product expiry, as well as the mix of products sold from period to period.

As explained under Item 1A, “Risk Factors,” of this Report, we currently maintain significant inventories of Cortoss and Aliquot that may be at risk for expiry particularly due to the possibility of reduced or eliminated third party reimbursement for vertebral augmentation procedures in certain markets, which could negatively impact our sales of Cortoss and Aliquot products. An increase to our inventory reserves as a result of expired product could have an adverse material effect on our gross profit margins in the future.

Operating expenses

	Three Months Ended September 30,
(dollars in thousands)	2010	2009	% Change
Operating expenses	$14,410	$16,149	-11%
Operating expenses as a % of product sales	62%	72%

Operating expenses were $14.4 million for the three months ended September 30, 2010, an 11% decrease from operating expenses of $16.1 million in the corresponding period in 2009. The $1.7 million decrease in operating expenses is primarily due to reduced general and administrative expense, lower sales and marketing expenses (including lower commission expense) and lower research and development expenses. Operating expenses as a percentage of product sales were 62% for the three months ended September 30, 2010 compared to 72% for the three months ended September 30, 2009.

General and administrative expenses

	Three Months Ended September 30,
(dollars in thousands)	2010	2009	% Change
General and administrative expense	$2,930	$3,444	-15%
General and administrative expense as a % of product sales	13%	15%

General and administrative expenses for the three months ended September 30, 2010 were $2.9 million compared to $3.4 million for the three months ended September 30, 2009, a decrease of 15%. The decrease is primarily due to the absence of severance expenses incurred during the third quarter of 2009 relating to the departure of a senior executive officer. As a percentage of product sales, general and administrative expenses were 13% for the three months ended September 30, 2010 compared to 15% for the corresponding period in 2009.

Selling and marketing expenses

	Three Months Ended September 30,
(dollars in thousands)	2010	2009	% Change
Selling and marketing expense	$10,324	$10,819	-5%
Selling and marketing expense as a % of product sales	44%	49%

Selling and marketing expenses for the three months ended September 30, 2010 were $10.3 million, compared to $10.8 million for the three months ended September 30, 2009, a decrease of 5%. As a percentage of product sales, selling and marketing expenses were 44% for the three months ended September 30, 2010 compared to 49% for the corresponding period in 2009. The reduction in both the amount of selling and marketing expenses and these expenses as a percentage of product sales is due to reduced sales force headcount, lower commission expense, and reduced marketing-related expenditures.

Research and development expenses

	Three Months Ended September 30,
(dollars in thousands)	2010	2009	% Change
Research and development expense	$1,156	$1,886	-39%
Research and development expense as a % of product sales	5%	8%

Research and development expenses for three months ended September 30, 2010 were $1.2 million, compared to $1.9 million in the three months ended September 30, 2009, a decrease of 39% primarily attributable to lower Cortoss development costs. As a percentage of product sales, research and development expenses were 5% of product sales for the three months ended September 30, 2010 compared to 8% of product sales for the three months ended September 30, 2009.

Interest Expense

Interest expense for both the three months ended September 30, 2010 and 2009 relates to $35.0 million in outstanding principal indebtedness under a senior secured note purchase facility, net of capitalized interest, if any. Interest expense for the three months ended September 30, 2010 was $1.0 million compared to $0.8 million for the three months ended September 30, 2009. There was no interest expense capitalized for the three months ended September 30, 2010 while $0.3 million was capitalized for the three months ended September 30, 2009.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Product Sales

	Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change
Orthobiologics	$54,085	$52,631	3%
Biosurgery	17,171	15,846	8%

	$71,256	$68,477	4%

Product sales of $71.3 million for the nine months ended September 30, 2010 increased 4% from $68.5 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, 95% of product sales were in the U.S. and 5% were outside the U.S. For the corresponding period in 2009, 94% of product sales were in the U.S. and 6% were outside the U.S.

Orthobiologic product sales represented 76% of total product sales in the nine months ended September 30, 2010 compared to 77% for the nine months ended September 30, 2009. Orthobiologic product sales during the nine months ended September 30, 2010 were $54.1 million, a 3% increase over the $52.6 million recorded during the nine months ended September 30, 2009, Orthobiologic product sales for the nine months ended September 30, 2010 included $3.2 million of U.S. product sales of Cortoss and Aliquot compared to $0.4 million for the nine months ended September 30, 2009. Orthobiologic product sales for the nine months ended September 30, 2010 and September 30, 2009 included $1.1 million and $0.6 million, respectively, from the sale of Vitomatrix, used in the manufacture of dental implants, pursuant to a supply agreement with a third party. This agreement was terminated in March 2010 and no further sales relating to this agreement are expected. In October 2010, we received clearance from the FDA to market Vitomatrix as a stand alone product in certain dental procedures. We are evaluating potential commercial partners to distribute Vitomatrix or to license its underlying technology. Excluding the Vitomatrix sale, Orthobiologic sales increased 2% in the nine months ended September 30, 2010 from the nine months ended September 30, 2009 with 8% attributable to increased average selling prices partially offset by a 6% decrease in unit volume. Biosurgery product sales represented 24% of total product sales in the nine months ended September 30, 2010 compared to 23% in the nine months ended September 30, 2009. Biosurgery product sales increased to $17.2 million in the nine months ended September 30, 2010 from $15.8 million in corresponding period in 2009, an increase of 8% primarily due to higher Vitagel sales with 7% attributable to higher unit volume and 1% attributable to increased average selling prices.

Gross Profit

	Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change
Gross profit	$47,511	$46,650	2%
Gross profit as a percentage of product sales	67%	68%

Gross profit for the nine months ended September 30, 2010 and September 30, 2009 was $47.5 million and $46.7 million, respectively. As a percentage of product sales, gross profit was 67% and 68% for the nine months ended September 30, 2010 and 2009, respectively. During the first nine months of 2010, gross profit as a percentage of product sales was lower than the corresponding year earlier period due to higher excess manufacturing capacity charges and charges related to inventory expiration. Our gross profit may fluctuate from quarter to quarter based on additional excess manufacturing capacity charges and additional reserves for product expiry, as well as the mix of products sold from period to period.

Operating expenses

	Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change
Operating expenses	$46,838	$48,124	-3%
Operating expenses as a % of product sales	66%	70%

Operating expenses were $46.8 million for the nine months ended September 30, 2010, a 3% decrease over operating expenses of $48.1 million in the corresponding period in 2009 primarily due to lower research and development expense, which was partially offset by higher general and administrative expense.

General and administrative expenses

	Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change
General and administrative expense	$9,742	$9,148	6%
General and administrative expense as a % of product sales	14%	13%

General and administrative expenses for nine months ended September 30, 2010 were $9.7 million compared to $9.1 million for the nine months ended September 30, 2009, an increase of 6%. The increase is primarily due to additional finance and information technology staff required to provide sufficient infrastructure to support our operations. As a percentage of product sales, general and administrative expenses were 14% of product sales for the nine months ended September 30, 2010 compared to 13% of product sales for the corresponding period in 2009.

Selling and marketing expenses

(dollars in thousands)	2010	2009	% Change
Selling and marketing expense	$33,438	$33,433	0%
Selling and marketing expense as a % of product sales	47%	49%

Selling and marketing expenses for the nine months ended September 30, 2010 were $33.4 million compared to $33.4 million for the nine months ended September 30, 2009. As a percentage of product sales, selling and marketing expenses were 47% for the nine months ended September 30, 2010 compared to 49% for the corresponding period in 2009. At September 30, 2010, our sales force was composed of 82 sales representatives, while at September 30, 2009, our sales force was composed of 96 sales representatives. During the nine months ended September 30, 2010, there were increased personnel–related expenditures due to a higher number of sales representatives which were offset by lower commission and marketing expenses as compared to the three months ended September 30, 2009. Selling and marketing expenses for the nine months ended September 30, 2009 included costs associated with the launch of Cortoss in July 2009.

Research and development expenses

(dollars in thousands)	2010	2009	% Change
Research and development expense	$3,658	$5,543	-34%
Research and development expense as a % of product sales	5%	8%

Research and development expenses for the nine months ended September 30, 2010 were $3.7 million compared to $5.5 million for the nine months ended September 30, 2009, a decrease of 34% primarily attributable to lower Cortoss and certain other product development costs. As a percentage of product sales, research and development expenses were 5% of product sales for the nine months ended September 30, 2010 compared to 8% of product sales for the nine months ended September 30, 2009.

Interest Expense

Interest expense for both the nine months ended September 30, 2010 and 2009 relates to $35.0 million in outstanding principal indebtedness under a senior secured note purchase facility, net of capitalized interest, if any. Interest expense for the nine months ended September 30, 2010 was $2.7 million compared to $2.3 million for the nine months ended September 30, 2009. There was $0.2 million and $0.5 million of interest capitalized during the nine months ended September 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds we received from sales of our common stock and other debt and equity securities. At September 30, 2010, we had cash, cash equivalents and short-term investments of $20.9 million, which represents 24% of total assets. At December 31, 2009, cash, cash equivalents, and short-term investments of $23.1 million were 25% of total assets.

The Company’s cash flow activity was as follows:

	Nine months Ended September 30,
	2010	2009
	(In thousands)
Net cash used in operating activities	$(1,595)	$(5,969)
Net cash provided by investing activities	5,029	4,304
Net cash provided by financing activities	875	1,239
Effect of exchange rate changes on cash and cash equivalents	(89)	104

Net increase (decrease) in cash and cash equivalents	$4,220	$(322)

Our operating cash flows are heavily dependent upon: (i) maintaining and growing product sales; (ii) the size of our direct sales force; (iii) the amount of inventory, including raw materials and work-in-process that we maintain to support product sales, anticipated product sales and anticipated product launches; (iv) the overall level of our research and development activities, which will depend on the development status and costs of products in our pipeline and any new products that we could pursue in the future and (v) the timing of disbursements to settle accounts payable and accrued expenses. While we increased our cash, cash equivalents and short term investments by $2.3 million from June 30, 2010 to September 30, 2010, our operating cash requirements may continue to be subject to quarterly volatility. If we are unable to improve cash flows from operations, we will need to consider and evaluate alternatives including reduction of capital expenditures, other cost reductions, and renegotiation of our outstanding debt, among others. Additionally, cash resources could be affected by in-licensing, joint ventures, acquisitions and other investment opportunities that we may pursue.

DISCUSSION OF CASH FLOWS

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 and September 30, 2009 was $1.6 million and $6.0 million, respectively. During the nine months ended September 30, 2010, we used cash primarily to reduce accounts payable and other accrued expenses. During the nine months ended September 30, 2009, we used cash primarily to build inventory. We expect that inventory, accounts payable and accrued expenses at December 31, 2010 will approximate the amounts reported at September 30, 2010 and, accordingly, will not require significant cash utilization during the last three months of 2010.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $5.0 million for the nine months ended September 30, 2010 compared to $4.3 million for the same period in 2009. Net proceeds from purchases and the sale and maturity of investments decreased by $3.1 million in 2010 compared to 2009. Purchases of property and equipment totaled $1.2 million and $4.5 million in 2010 and 2009, respectively, and primarily related to the expansion of our Cortoss and Vitagel manufacturing facilities. The rate of capital expenditures may increase over the remainder of 2010 but we expect that capital expenditures for the year ending December 31, 2010 will be below the amount of capital expenditures for the year ended December 31, 2009.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $0.9 million compared to $1.2 million for the nine months ended September 30, 2009 and relates to cash received upon the exercise of options to purchase our common stock and shares purchased in conjunction with the Company’s Employee Stock Purchase Plan.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Senior Secured Note Purchase Facility. We have $35.0 million in outstanding principal indebtedness under a senior secured note purchase facility. Notes issued under the facility are due July 30, 2012. Borrowings under the facility are guaranteed by certain of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot. We are required to make quarterly interest-only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, except that during the continuance of any event of defaults, interest would accrue at the rate of 12% per year and the notes would be payable on demand. We expect to incur quarterly interest payments of $0.9 million under our debt facility during 2010 and each year thereafter until maturity on July 30, 2012. The notes contain various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then-outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of September 30, 2010, we must maintain a minimum cash, cash equivalent, and short-term investment balance of $8.8 million. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of the note holder a letter of credit in the amount of 25% of the principal amount outstanding under the notes. At September 30, 2010, we had met our minimum balance of $14.0 million in cash, cash equivalents, and short-term investments and, therefore, it was not necessary to obtain a letter of credit.

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

Employment Agreements. Under the terms of employment agreements with two executive officers, extending through April 2011 and May 2011, subject to renewal, we are required to pay each individual a base salary for continuing employment with us. The agreements currently require aggregate payments of $0.4 million from October 1, 2010 through May 31, 2011. The agreements also provide for other benefits, including certain obligations that may be triggered by a change in control, termination with cause or resignation for good reason.

Agreement with Kensey Nash Corporation. For the nine months ended September 30, 2010 and September 30, 2009, approximately 66% and 72%, respectively, of our product sales are from products based upon our Vitoss Foam platform co-developed with Kensey, including Vitoss Bioactive Foam. As of September 30, 2010, we owed Kensey $0.8 million for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on our consolidated balance sheet included in this report.

We pay additional royalties to Kensey pursuant to a contractual royalty obligation that Kensey purchased from a co-inventor of Vitoss technology. Under this arrangement, we are obligated to pay no more than $5.0 million in aggregate royalties on Vitoss product sales. From inception of the royalty arrangement through September 30, 2010, we have made aggregate royalty payments of $3.7 million.

Restructuring

In June 2010, we implemented a plan to reduce our workforce. In connection with the restructuring we incurred severance costs of $0.1 million which are included in operating expenses during the nine months ended September 30, 2010 in the accompanying consolidated statements of operations. We expect that the reduction in salary, benefit and other personnel related expenses from the June workforce reduction, combined with subsequent terminations and the elimination of certain positions, will result in a $2.4 million reduction in operating expenses on an annualized basis.

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

As of September 30, 2010, our total exposure to foreign currency risk in U.S. dollar terms was approximately $2.7 million, or 3%, of our total assets. The potential impact of a hypothetical 10% decline in the foreign exchange rates would result in a total decline in the fair value of our assets of approximately $0.3 million at September 30, 2010.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of September 30, 2010, our short-term investments consisted of highly liquid investment-grade marketable securities. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 16, 2010, includes a detailed discussion of our risk factors.

We have amended the risk factors set forth below entitled “If health care providers cannot obtain third party reimbursement for procedures using our products, or if such reimbursement is inadequate, we may never become profitable” to reflect the changing environment that we are likely to face in selling our products, particularly our Cortoss Bone Augmentation Material used in the treatment of vertebral compression fractures. We have also amended the risk factors set forth below entitled “If we are unable to operate an effective sales and distribution network, our ability to generate sales and become profitable will be impaired” and “Negative economic conditions may adversely affect our sales, business or the profitability of our products” to reflect recent changes to our sales model in the United States and recent indications of fewer elective surgical procedures. In addition, we have added the risk factor below entitled “If our sales of Cortoss and Aliquot products do not increase significantly, our existing inventory of these products could expire, which could negatively impact our gross profit margins” to disclose risks associated with our current business and financial results.

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

If health care providers cannot obtain third party reimbursement for procedures using our products, or if such reimbursement is inadequate, our product sales may be adversely affected and we may never become profitable.

Successful sales of our products in the United States and other markets depend on the availability of adequate reimbursement from third party payers. Inadequate reimbursement by private insurance companies and government programs could significantly reduce usage of our products. In the U.S., health care providers such as hospitals, physicians and ambulatory surgical centers generally rely on third party payers, including private insurance companies, Health Maintenance Organizations, Medicare and Medicaid, to reimburse all or part of the costs of procedures using our products. Health care providers may not perform certain procedures and, accordingly, may not purchase our products, if they do not receive satisfactory reimbursement from these payers. Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often rely on the decisions of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is a significant issue for successful introduction of a new product as well as for maintaining or growing sales of existing products.

The Medicare program has established, and continues to establish, standards and guidelines for the coverage and reimbursement of certain procedures, equipment, supplies and other items and services. Medicare’s coverage decisions can be made on a nationwide basis or at the local contractor level, and coverage of an item or service can be reconsidered at any time. Decisions to limit coverage of our products could significantly reduce use of our products, particularly if other payers adopt similar policies. Several of Medicare’s contractors have policies governing coverage of our products or procedures using our products, including vertebroplasty and kyphoplasty. In July 2008, the Centers for Medicare and Medicaid Services (CMS) identified vertebroplasty and kyphoplasty, procedures for which our Cortoss product is cleared for use, as one of twenty potential national coverage determination topics. Although CMS has taken no further action since that time, the use of vertebroplasty and kyphoplasty is currently under a reimbursement review by a Medicare and Medicaid regional administrator. We expect that this regional administrator will issue its coverage determination in early 2011.

Any changes in legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our products could have a material effect on our results of operations. Changes in the health care industry in the United States and elsewhere also could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, health reform legislation passed in 2010 by the U.S. Congress is expected to increase the number of Americans with health insurance coverage, establishes new regulations on health plans, creates insurance pooling mechanisms, and implements other expanded public health care measures. This legislation is also expected to reduce Medicare spending on services provided by hospitals and other providers. Various health care reform proposals have also emerged at the state level. We cannot predict what health care initiatives, if any, will be further implemented at the federal or state level, or the effect that recently enacted legislation or any future legislation or regulation will have on us.

In addition, an increasing emphasis on managed care in the United States has placed, and we believe will continue to place, greater pressure on medical device pricing. Such pressures could have a material adverse effect on our ability to sell our products or to operate profitably.

If our sales of Cortoss and Aliquot products do not increase significantly, our existing inventory of these products could expire, which could negatively impact our gross profit margins. In anticipation of and following the launch of our Cortoss and Aliquot products in the United States in the third quarter of 2009, we built up our inventory levels for these products. After the launch of these products in the United States, the vertebral augmentation market changed significantly due to pressure on hospitals to reduce costs, the shift in vertebral augmentation procedures from the hospital in-patient to out-patient settings, and enhanced scrutiny on reimbursement for these procedures. In addition, pricing pressures and lower procedural volume may have a negative effect on our sales of these products. We believe that the recent changes in the vertebral augmentation market and the general health care market conditions have both slowed our anticipated rate of adoption of Cortoss and Aliquot, which has adversely affected and may continue to adversely affect our sales of these products. As disclosed above in the risk factor entitled “If health care providers cannot obtain third party reimbursement for procedures using our products, or if such reimbursement is inadequate, our product sales may be adversely affected and we may never become profitable,” a regional CMS administrator is currently reviewing reimbursement for vertebroplasty and kyphoplasty procedures. If a coverage decision is made to eliminate or restrict reimbursement for these procedures in the United States or international markets by government administrators or private payers, Cortoss and Aliquot product sales could be materially and adversely affected.

We currently carry significant inventories of Cortoss and Aliquot products. If CMS or any of its local contractors limits or eliminates reimbursement for vertebral augmentation procedures or if we do not increase our sales of Cortoss or Aliquot for other reasons, our gross profit results could be materially and adversely affected due to reserve charges for Cortoss and Aliquot product inventory expiry.

If we are unable to operate an effective sales and distribution network, our ability to generate sales and become profitable will be impaired.

We have assembled a field sales network of direct sales representatives and independent non-stocking and stocking distributors in the U.S. to market Vitoss, Imbibe, Cortoss, Aliquot, Vitagel, CellPaker and Vitasure. Outside of the U.S., we utilize a network of independent stocking distributors to market Vitoss, Cortoss, Aliquot, Vitagel, CellPaker and Vitasure. We are dependent upon our direct sales representatives and distributors for the sale of our products. Any failure to maintain and effectively manage our distribution network will impair our ability to generate additional sales and become profitable.

To more effectively address the shift in vertebroplasty procedures to the out-patient setting and make an effort to increase Cortoss and Aliquot sales, in 2010 we began to augment our direct sales efforts in the U.S. with distributors that specialize in the out-patient market. We have streamlined our direct sales force, which will continue to focus primarily on the in-patient spine and orthopedic market to leverage our customer relationships by marketing our biosurgery and orthobiologic products to all of our customers. Through an intense focus on our target physician audiences using a combination of our direct sales representatives, sales agents and distributors in a hybrid sales model, our goal is to regain sales momentum and growth in our Vitoss product platform while continuing to increase penetration of Cortoss products and growth of our biosurgery product sales. There can be no assurance that our hybrid sales model will be effective in growing sales or increasing gross profit.

In an effort to further grow our sales, we may continue to build our sales management team and add direct sales representatives and distributors to our organization in the U.S. At the end of 2008, we added a direct sales force in the United Kingdom, which includes six direct sales representatives as of September 30, 2010. The addition of direct sales representatives will increase our operating expenses. Furthermore, there is no assurance that adding direct sales representatives will improve sales or that our direct sales representatives will be successful in generating sufficient sales to cover the cost of supporting their sales activities. There is no assurance that we will be able to attract and retain qualified personnel to market or sell our products or that we will successfully manage this type of sales and distribution method.

There can be no assurance that our distributors will perform effectively their obligations in their respective territories or accounts as expected, or that we will continue to derive any revenue from these arrangements. We cannot assure that our interests will continue to coincide with those of our distributors. In addition, we cannot assure that our distributors will not develop independently, or with other companies, competitive products.

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

During 2010, there has been a slowdown in the market for spine procedures, which we believe has contributed to lower sales growth for our products. Further, U.S. unemployment remains at relatively high levels. If patients become unemployed and lose health insurance previously obtained through their employers’ plans, or elect to defer undergoing surgery in a soft employment market, we could continue to see a decrease in elective surgeries that use our products, which would adversely affect our sales and could result in excess inventory and additional excess manufacturing capacity charges.

ITEM 6.	EXHIBITS

EXHIBIT	DESCRIPTION

31.1	Certifications of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOVITA, INC.
(Registrant)

November 9, 2010	By:	/S/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President (Principal executive officer)

November 9, 2010	By:	/S/ NANCY C. BROADBENT
Nancy C. Broadbent
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)