Form 10-K
period 2010-12-31
ORTHOVITA INC
filed 2011-03-16
CIK 913756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number 0-24517

ORTHOVITA, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2694857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Great Valley Parkway Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 640-1775

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of Exchange on which Registered)
Common Stock, par value $.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $112,844,072 as of June 30, 2010 (For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2010, (b) all directors of the registrant as of June 30, 2010 and (c) each shareholder that informed the registrant that as of June 30, 2010 it was the beneficial owner of 10% or more of the outstanding common stock of the registrant).

As of March 3, 2011, there were 76,895,151 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders (to be filed within 120 days after the end of the year covered by this annual report on Form 10-K) are incorporated into Part III of this annual report on Form 10-K by reference.

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

Our orthobiologic platform includes products for the fusion, regeneration and fixation of human bone. Our orthobiologic products are based on our proprietary Vitoss™ Bone Graft Substitute technology and include the Imbibe™ Bone Marrow Aspiration System used with Vitoss. Vitoss is the market-leading synthetic bone graft in the United States. Several of our Vitoss products incorporate our proprietary bioactive ceramic glass technology which accelerates bone healing. Our orthobiologic products also include our Cortoss™ Bone Augmentation Material and the Aliquot™ Delivery System used with Cortoss, both of which were first available for sale in the U.S. in July 2009. Cortoss is an advanced synthetic biomaterial that hardens to mimic weight-bearing, cortical bone following injection into spinal vertebrae. Cortoss is the first clinically-proven, injectable alternative to polymethylmethacrylate (PMMA) bone cement cleared by the U.S. Food and Drug Administration (FDA) for the treatment of vertebral compression fractures, an often extremely painful condition that occurs in patients with osteoporosis and cancer. In addition to extensive clinical data showing statistically significant improvements in pain relief (at three months following implantation) and function (at twenty-four months following implantation) from the use of Cortoss in comparison to PMMA, we believe that Cortoss has significant ease-of-use advantages over current vertebral augmentation technology.

Our biosurgery products include Vitagel™ Surgical Hemostat, Vitasure™ Absorbable Hemostat, and the CellPaker™ Plasma Collection System used in conjunction with Vitagel, and other accessories and delivery products that complement our Vitagel product. These products incorporate advanced biosurgical materials to help control bleeding during surgeries.

We have historically expanded our product portfolio through internal product development efforts, co-development efforts with strategic partners and the in-licensing of products. We internally developed our Vitoss and Cortoss materials and maintain an ongoing internal research and development program. In addition, we worked with Kensey Nash Corporation (Kensey) to co-develop and commercialize certain Vitoss Foam products, and we have acquired rights from third parties to market Vitagel and Vitasure. We continue to pursue in-licensing, co-development and other opportunities to acquire complementary products and technologies to broaden our product offerings and further leverage our sales force.

Other Sales and Corporate Information

In the U.S., we market and sell our products through a hybrid sales and distribution network of direct sales representatives and independent distributors. As of December 31, 2010, we had 79 direct sales representatives (DSRs), 5 associate sales representatives who support our DSRs, and arrangements with 75 independent distributors and sales agents that we utilize to market and sell our products in the U.S. Of these distributors and agents, 72 were non-stocking and 3 were stocking distributors. We continue to strengthen our hybrid distribution network by optimizing the number of DSRs and adding distributors or sales agents in those territories or markets where we do not have adequate coverage. Outside the U.S., we primarily utilize a network of independent stocking distributors to market our products, although we market these products through a direct sales force in the United Kingdom.

Information regarding our product sales by geographic markets for 2010, 2009, and 2008 is included in note 14 (Product Sales) to the consolidated financial statements included in this report.

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

Our existing orthobiologic and biosurgery products, as well as select product development projects, are described below.

Orthobiologic Products: Vitoss and Cortoss and Related Delivery Systems and Accessories; Select Product Development Projects

A. Vitoss Bone Graft Substitute

Vitoss Blocks and Morsels	FDA 510(k) cleared December 2000 Approved in European Union July 2000

Vitoss Micro and Macro Morsels	FDA 510(k) cleared December 2000 Approved in European Union July 2003

Vitoss Standard and Micro Canisters	FDA 510(k) cleared November 2003 Approved in European Union July 2003

Vitoss Foam Product Platform, including:	FDA 510(k) cleared December 2003 Approved in European Union May 2005

Vitoss Foam Strips and Cylinders Vitoss Foam Flow Vitoss Foam Shapes Vitoss Foam Pack

Vitoss Bioactive Foam Strips	FDA 510(k) cleared September 2007 Approved in European Union October 2009

Vitoss Bioactive Foam Pack	FDA 510(k) cleared June 2008 Approved in European Union October 2009

Vitoss Bioactive Foam-2X	FDA 510(k) cleared December 2010

Vitoss BA Bimodal	FDA 510(k) cleared February 2011

Vitoss is a high-porous resorbable beta-tricalcium phosphate bone graft substitute used to help the body guide the three-dimensional regeneration of the patient’s own bone. We launched Vitoss in the U.S. and the European Union (EU) in 2001. Vitoss can soak and hold its own volume in blood and bone marrow aspirate due to its high-porosity, and has been shown to perform well in an array of applications in the spine, extremities and pelvis, such as spinal grafting and the treatment of bone defects due to trauma, degenerative disease and tumors, including posterolateral spine fusion procedures. Vitoss integrates well into existing bone and allows for bone in-growth and maturation. Vitoss, the Vitoss Foam products, the Vitoss Bioactive Foam products, Vitoss Bioactive Foam-2X and Vitoss BA Bimodal are covered by certain issued patents and/or patent applications in and outside of the United States.

Since the initial U.S. regulatory clearance and subsequent Vitoss product launch in mid-2001, we have developed and are developing a number of new Vitoss-based products and related devices that are designed to expand the market for our Vitoss products by broadening the range of surgical indications and by addressing additional surgeon preferences and clinical needs. In 2003, we entered into a development, manufacturing and supply agreement with Kensey, leading to the development and launch of the Vitoss Foam product platform. The Vitoss Foam products combine our base Vitoss technology with Kensey’s proprietary resorbable biomaterials to produce a wide array of pliant, flexible, flowable and compression resistant bone graft materials. The Vitoss Foam products have the ability to retain biological fluids such as blood and bone marrow aspirate in pliable and compression resistant forms. These forms can be designed into specific shapes and material characteristics to meet a surgeon’s need for handling and delivery in a variety of surgical approaches and applications. We launched another iteration of the Vitoss Foam product line called Vitoss Bioactive Foam in the United States in 2008 and in the European Union in 2009. In addition to our proprietary Vitoss beta-tricalcium phosphate bone graft substitute and Kensey’s proprietary resorbable biomaterials, Vitoss Bioactive Foam products also contain our proprietary combeite bioactive glass to advance bone healing.

In February 2011, we launched in the United States a new iteration of our Vitoss Foam product line called Vitoss Bioactive Foam-2X. As compared to prior Vitoss Bioactive Foam products, Vitoss Bioactive Foam-2X has the same structure and porosity but contains increased levels of bioactive glass. In addition, we expect to launch in the United States in approximately one year another product iteration called Vitoss BA Bimodal.

Bone Defect Grafting. Injury or trauma to the bone, degenerative conditions, disease and aging all affect the health and viability of the human skeleton. These conditions often result in the need for the repair of bone defects through a bone grafting procedure. We estimate that over two million bone grafting procedures on a worldwide basis are performed each year in the spine, extremities and pelvis. Bone grafting material is either (i) autograft material, which is often obtained or harvested from the iliac crest region of the patient’s own hip, (ii) allograft material, which is obtained from a cadaver, or (iii) synthetically derived materials that provide one or more components of either bone-like scaffold (such as Vitoss), cells or signals (such as bone morphogenic proteins). Vitoss has been used in bone grafting procedures as a bone graft substitute to provide a synthetic scaffold in a variety of applications, including those of the extremities, spine and pelvis. When used with the patient’s bone marrow, Vitoss provides all components of scaffold, cells and signals required to aid in the growth of new bone.

As a synthetic beta-tricalcium phosphate material, our Vitoss material has advantages over both autograft and allograft materials. For example, a harvest of autograft material involves an additional surgical procedure that extends surgical time, adding to costs and increasing blood loss and patient risk of infection or adverse reaction from the additional time under anesthesia. In addition, harvesting bone for autograft sometimes causes protracted pain that may necessitate additional medical care after the surgical procedure. Disadvantages of allograft bone include the possibility of disease transmission, antigenic response and quality variability from donor to donor. Using Vitoss instead of autograft or allograft material avoids these potential complications.

Spinal Fusion and Grafting. Many patients affected by severe back pain due to degeneration of one or more discs are often treated with spinal surgical procedures. We estimate that each year approximately 460,000 spinal fusion procedures are performed in the United States. In cases where the patient has advanced disc degeneration or spinal instability, a fusion procedure can involve a surgical incision in the patient’s back or abdomen to access and remove the affected disc material. To provide initial stability and support of the surrounding vertebrae, the resulting defect is filled with a structural implant made of either titanium, shaped bone derived from a human cadaver, or a synthetic material known as polyetheretherketone (PEEK). Adjunctively, these procedures may require the use of bone grafting material to repair defects and facilitate the fusion of two bony elements. We believe the use of Vitoss provides a clinically proven alternative to patient- or cadaver-derived tissues and may be preferable for both patients and their surgeons for its efficacy and safety.

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

Dental, Periodontal, Oral and Cranio-Maxillofacial. In August 2002, we entered into a supply agreement with BioMimetic Therapeutics, Inc. for our proprietary Vitomatrix™ particulate synthetic scaffold biomaterial, which is produced in the same process used to manufacture Vitoss. In January 2008, in connection with the sale of its dental business to Luitpold Pharmaceuticals, Inc., BioMimetic assigned its rights and obligations under the supply agreement to Luitpold with our consent. The supply agreement with Luitpold terminated in March 2010, and we do not expect to sell Vitomatrix as a raw material in the future. In October 2010, we received clearance from the FDA to market Vitomatrix as a standalone product in certain dental procedures. We are seeking to identify potential commercial partners to distribute Vitomatrix or to license the underlying technology.

B. Bone Marrow Aspiration System with Imbibe Needles and Syringes used with Vitoss

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

C. Cervical Interbody Fusion Device in Development Phase

We are currently developing a cervical interbody fusion device incorporating our proprietary bioactive glass with polyetheretherketone (PEEK). While we expect to seek regulatory clearance for this device in the United States by filing a 510(k) application for this device by the end of the first quarter of 2011, we are not certain whether the regulatory pathway for this device will entail a 510(k) as opposed to a premarket approval (PMA) application, or whether clinical trials will be required. See “GOVERNMENT REGULATION” below for additional information on U.S. regulatory requirements for the introduction of a new device into the market. There can be no assurance that we can obtain regulatory clearance for this device or the timing of any such clearance.

D. Cortoss Bone Augmentation Material

Cortoss Bone Augmentation Material	FDA 510(k) cleared June 2009 for vertebral augmentation Approved in European Union January 2003 for vertebral augmentation Approved in European Union October 2001 for screw augmentation

Cortoss is a polymer composite which mimics the mechanical characteristics of human bone that has been cleared by the FDA and approved in the EU under the CE mark process. For patients with poor bone healing, as seen in osteoporotic patients, Cortoss may be used in a number of surgical procedures to quickly provide structural stability and reinforcement of the bones after surgery. The surgeon’s goal is to repair the patient’s bone and enhance the patient’s mobility as quickly as possible since prolonged bed rest or inactivity may result in decreased overall health for older or osteoporotic patients. Cortoss’ simple mix-on-demand delivery system design allows for minimum waste and maximum ease of use and flexibility for the surgeon. Cortoss is an injectable material that is delivered through a pre-filled, unit dose, disposable cartridge. Delivery of Cortoss to the surgical site may be started and stopped for a prolonged period of time throughout the surgical procedure as polymerization is initiated only when Cortoss is expressed through its static mix-tip. The polymerization is a self-setting reaction that causes Cortoss to harden within minutes. Cortoss provides two stages of fixation: immediate mechanical interlock into porous bone, followed by intimate bone apposition over time along the contours of its surface. Cortoss is covered by several patents issued in the U.S. and other countries, and other U.S. and non-U.S. patent applications are pending.

Cortoss received regulatory clearance in the U.S. and EU for use in the treatment of vertebral compression fractures (VCFs) of the spine, and may be used in vertebroplasty as well as kyphoplasty procedures. Cortoss also has regulatory approval in the EU for use in screw augmentation. We are in the process of seeking regulatory clearance in the U.S. for the use of Cortoss in cranioplasty, a surgical procedure to repair a defect or deformity of the skull. There can be no assurance that we can obtain regulatory clearance for Cortoss in the use of cranioplasty or the timing of any such clearance.

We have sold Cortoss in Europe since December 2001. We launched Cortoss in the U.S. in the second half of 2009 shortly after its clearance by the FDA for use in vertebral augmentation procedures. We believe that the U.S. launch of Cortoss has been negatively affected by several factors, including two small studies published in The New England Journal of Medicine in August 2009 that questioned the effectiveness of vertebroplasty, the uncertainty created by the pending reimbursement review of vertebral augmentation procedures by a few of Medicare’s local contractors, and the issuance of clinical practice guidelines in September 2010 by the American Academy of Orthopedic Surgeons (AAOS) that did not support the use of vertebroplasty to treat vertebral compression fractures. While these studies did not evaluate or discuss Cortoss and no reimbursement decisions have yet been announced, we believe that the publication of the studies, the ongoing reimbursement review and the AAOS guidelines have resulted in a notable decrease in the number of vertebroplasty procedures nationwide. We also believe that a recent shift for vertebral augmentation procedures from the hospital in-patient to out-patient settings has adversely affected our launch of Cortoss in the U. S. because the historic call pattern of our sales force is within the in-patient setting. The economic pressure causing this shift was exacerbated during 2009 and 2010 following the imposition of significant fines by the U.S. government on a number of hospitals that treated patients with vertebral compression fractures in the in-patient setting when these patients could have been treated more cost-effectively in the out-patient setting. As a result of these pressures, as well as negative overall economic conditions and health care reform initiatives to reduce costs, we believe the number of vertebral augmentation procedures performed by spine surgeons and neurosurgeons, our primary target audience, has decreased, and a greater number of procedures are being performed in an out-patient setting by interventional radiologists and neuroradiologists, which is a new target physician group for us. We believe that these factors have resulted in U.S. Cortoss sales that are significantly below our initial expectations for the launch of this product. We expect that the vertebral augmentation market will continue to face economic and other pressures at least in the near-term.

Vertebral Augmentation of VCFs. Vertebral augmentation of VCFs is a procedure for repairing fractured vertebrae that can be performed on a hospital in-patient or out-patient basis or in ambulatory surgery centers, clinics and physician offices. We estimate there are approximately 700,000 patients in the U.S. with VCFs caused by osteoporotic bone or bone cancer resulting in severe pain and immobility. Of these, we believe approximately 150,000 fractures are treated annually using vertebroplasty or kyphoplasty techniques. The traditional treatments, e.g., bed rest, bracing, narcotics or anesthetic injections, may not address the underlying fracture. Vertebral augmentation of VCFs has been reported to provide early pain relief in up to 90% of osteoporotic patients. Early relief of pain provided by vertebral augmentation of VCFs enables patients to maintain better functional capacity. Functional capacity, in turn, is believed to be directly related to the ability to live independently and unassisted. We are not aware of any product that has received FDA approval or a CE mark for use in this procedure on the basis of prospective, controlled clinical data. However, since 2004, several versions of PMMA bone cement have been cleared by the FDA under the 510(k) process. Results from our pivotal clinical data comparing Cortoss to PMMA in vertebral augmentation showed statistically significant improvements for Cortoss patients in pain relief (at three months following implantation) and function (at 24 months following implantation). Results from this study further indicated that Cortoss patients treated at one vertebral level with no previous fracture had a lower incidence of subsequent adjacent level fracture. In addition, the material properties of Cortoss described below result in the following advantages over PMMA:

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

E. Aliquot Delivery System

Our Aliquot Delivery System is a coaxial system of catheter and syringe dispenser designed specifically to directly deliver our Cortoss material in vertebroplasty procedures. We launched the Aliquot system in the U.S. concurrently with the launch of Cortoss in the second half of 2009. The Aliquot Delivery System is exempt from 510(k) clearance. During the second quarter of 2002, we received CE mark approval from our notified body for certain Aliquot kit configurations.

The U.S. launch of Aliquot was negatively impacted by the same factors mentioned above for Cortoss. Further, prior to and following the U.S. launch of Cortoss and Aliquot and in anticipation of significant product demand, we acquired a significant inventory quantities of Aliquot from third party suppliers with requisite long manufacturing lead times. As a result, during the fourth quarter of 2010, we recorded a $3.5 million inventory charge primarily for Aliquot inventory that either was expected to expire prior to sale or was not expected to be sold based on our current projections of product demand. For additional information, see the risk factor entitled, “If our current products are not commercially successful, our operating results will be impaired and our viability will be jeopardized” under Item 1A. “RISK FACTORS.”

We are currently developing a suite of cavity creation devices that are designed to expand the use of Cortoss in the treatment of vertebral compression fractures for physicians who prefer kyphoplasty over vertebroplasty. We plan to launch the first such device, an Aliquot directional bone tamp, in the second quarter of 2011. This device is intended to create preferential flow channels in existing spinal bone structure prior to a vertebral augmentation procedure. These channels can provide directional filling of bone cement. In addition, we are currently seeking regulatory clearance in the United States for an Aliquot inflatable bone tamp designed for balloon-assisted vertebroplasty with Cortoss bone cement. There can be no assurance that we can obtain regulatory clearance for this device or the timing of any such clearance.

Biosugery Products: Vitagel and Vitasure and Related Components and Accessories

A. Vitagel Surgical Hemostat and Accessories

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

B. Vitasure Absorbable Hemostat

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

STRATEGIC PARTNERSHIPS

Kensey - Vitoss Foam

In March 2003, we entered into an agreement with Kensey to jointly develop and commercialize certain orthobiologic products based upon our Vitoss platform. The new products developed under this agreement are based on our internally developed, proprietary Vitoss bone graft substitute material in combination with proprietary resorbable Kensey biomaterials. To date, the products covered by the Kensey agreement for which we have received 510(k) clearance from the FDA are our Vitoss Foam, Vitoss Bioactive Foam, Vitoss Bioactive Foam-2X and Vitoss BA Bimodal products.

Kensey has the exclusive right to manufacture any approved or cleared products that were jointly developed under the agreement, and we market and sell these products worldwide. Following the regulatory approval or clearance of each new product, we have obligations under the agreement to pay Kensey for manufacturing the product and make royalty payments to Kensey based on the net sales of the product. These rights and obligations extend until at least February 2024 for our Vitoss Bioactive Foam, Vitoss

Bioactive Foam-2X and Vitoss BA Bimodal products, and until February 2014 for our other products under the Vitoss Foam product platform.

Approximately 67% of our product sales during 2010 were from products based upon our Vitoss Foam platform covered by the Kensey agreement, including Vitoss Bioactive Foam.

Angiotech – Vitagel and CellPaker

We have the right to distribute Vitagel and CellPaker pursuant to a license agreement with Angiotech Pharmaceuticals (U.S.), Inc. (which we refer to collectively with its affiliates and parent company Angiotech Pharmaceuticals, Inc. as Angiotech). We paid Angiotech $9.0 million in 2006 to eliminate any further obligations to pay royalties on our sales of Vitagel and CellPaker under the license agreement.

Under the license agreement, we have exclusive rights to manufacture, market and sell Vitagel products throughout the world for orthopedic indications, and non-exclusive rights to manufacture, market and sell CellPaker products throughout the world for all indications through July 31, 2017. Additionally, under the license agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture, market and sell an Angiotech-branded Vitagel product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture, market and sell Vitagel outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture, market and sell Vitagel outside of the orthopedic field throughout the world.

We currently manufacture Vitagel at our facilities in Malvern, Pennsylvania and manufacture CellPaker at our subcontractor’s facility.

On January 28, 2011 Angiotech voluntarily commenced proceedings under the Companies’ Creditors Arrangement Act (the “CCAA” and such proceedings, the “CCAA Proceedings”), obtaining an Initial Order from the Supreme Court of British Columbia (the “Canadian Court”), in In re Angiotech Pharmaceuticals, Inc., et al. In connection with the CCAA Proceedings, Angiotech filed a voluntary petition under chapter 15 of title 11 of the United States Code on January 30, 2011 (the “Chapter 15 Cases” and together with the CCAA Proceedings, the “Proceedings”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) in In re Angiotech Pharmaceuticals, Inc. According to Angiotech, the purpose of the Chapter 15 Cases is to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings, and to obtain U.S. Court assistance to the Canadian Court in effectuating a proposed recapitalization of the Company. We do not believe that the Proceedings will have any effect on the validity of our license from Angiotech.

Medafor - Vitasure

After obtaining certain non-exclusive rights from Medafor, Inc. to distribute Vitasure Absorbable Hemostat pursuant to a distribution agreement, we launched the product in the third quarter of 2008. Our territory under the agreement currently consists of the United States, Australia, Belgium, Germany, Ireland, the Netherlands, South Africa and the United Kingdom. The agreement with Medafor extends through the end of 2013.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report for a discussion of significant contractual arrangements relating to (i) our senior secured note facility, (ii) our leases, (iii) our joint product development and commercialization arrangement with Kensey and (iv) product development milestone and related payments.

RESEARCH AND PRODUCT DEVELOPMENT

We employ the disciplines of composite engineering, polymer science, biologics processing, solution chemistry and nanoparticulate ceramic glass science to create our orthobiologic and biosurgery materials technology platforms. We then utilize technologies developed, co-developed or licensed by us to commercialize orthobiologic and biosurgery products for orthopedic and surgical applications. Patents have been issued and additional patent applications have been filed to protect our key developments. See “PATENTS AND PROPRIETARY INTELLECTUAL PROPERTY” below for additional information. We incurred approximately $5.2 million, $6.8 million, and $6.7 million in research and development expenses in 2010, 2009 and 2008, respectively.

We continue to develop new products under certain of our approved product platforms. In the near-term, we may seek to bring Vitoss, Cortoss, Vitagel and/or Imbibe product line extensions to market in the U.S. through the 510(k) or PMA regulatory process (see “GOVERNMENT REGULATION” below). As discussed above under OUR PRODUCTS, we are developing a suite of cavity creation devices for the vertebral compression fracture market, as well as a cervical interbody fusion device. We also intend to seek in the near term regulatory clearance in the United States for new indications of use for our existing Cortoss product, including cranioplasty.

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

PATENTS AND PROPRIETARY INTELLECTUAL PROPERTY

Our strategy is to seek protection for our product technologies and manufacturing methods through the use of U.S. and non-U.S. patents. We have filed or intend to file applications as appropriate for patents covering our technologies, products and processes. As of March 1, 2011, certain of the products that we have developed or market are covered by one or more of our 24 issued U.S. patents, 20 pending U.S. patent applications and numerous counterparts of certain of these patents and pending patent applications outside the U.S., including Canada, Europe, Mexico, Israel and Japan. Our issued patents are set to expire between 2015 and 2024. Key patents covering Vitoss, Vitoss Foam, Cortoss, Vitagel and Vitasure are set to expire in 2017, 2024, 2022, 2017 and 2019, respectively.

MANUFACTURING AND PRODUCT SUPPLY

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with current FDA Quality System Regulations, the EU Medical Devices Directive, International Organization for Standardization (ISO) 9000 Series standards, ISO 13485/European Norm (EN) 13485 and equivalent requirements.

In-House Manufacturing. Our 25,800-square foot Vitoss, Vitagel and Cortoss manufacturing facilities that produce our commercial products are leased through July 2017 and are certified as meeting the requirements of ISO 9001 and ISO/EN 13485. These facilities are subject to inspection by the FDA for compliance with FDA device manufacture requirements. We believe our existing manufacturing facilities have the capacity to meet our commercial needs through at least 2013.

In October 2009, we completed renovations at our leased space to establish a 4,000-square foot facility to process collagen used as a raw material in the manufacture of Vitagel. This facility is leased through 2017. During 2010, we received FDA approval for our new collagen processing facility and fully transitioned the processing of collagen for Vitagel in-house. As part of the establishment of our collagen processing facility, in September 2008 we acquired collagen production equipment and a non-exclusive, perpetual, royalty-free, irrevocable license to certain collagen production process technology and know-how from Allergan, Inc. The license rights are limited to certain uses, including those related to the processing and production of collagen for surgical hemostats such as Vitagel.

Third Party Manufacturers. We are manufacturing CellPaker and Aliquot through outside third party contract manufacturers. Our Vitoss is converted to Vitoss Foam and Vitoss Bioactive Foam by our development partner Kensey under a long-term supply agreement. We purchase Vitasure from Medafor, which uses third party manufacturers to make this product. Our and Medafor’s third party manufacturers are regulated by government agencies and are required to be EN 13485 certified or otherwise meet our quality system requirements (See “GOVERNMENT REGULATION” below).

Raw Materials Supply. Our ability to manufacture our products is dependent on a limited number of specialty suppliers of certain raw materials. We have various supply agreements with third parties for raw materials used in products we manufacture.

We have a supply agreement with Kensey for bovine collagen used in our Vitoss Foam, Vitoss Bioactive Foam and Vitoss Bioactive Foam-2X product lines.

A key raw material for manufacturing Vitagel is processed collagen that is derived from bovine hides. During 2010, we entered into a supply agreement to obtain bovine hides, which we process at our new collagen processing facility described above. This supplier of bovine hides is a sole source supplier. See the risk factor entitled, “We are dependent on a limited number of specialty suppliers of certain raw materials, and our business and financial results could be harmed if a specialty supplier no longer provides materials to us,” under Item 1A. “RISK FACTORS.”

We do not have supply agreements for all raw materials. The failure of any supplier to continue to provide us with materials at a price or quality acceptable to us, or at all, or our inability to find an alternative supplier with acceptable prices and quality, would have a material adverse effect on our ability to manufacture our products.

SALES AND MARKETING

In the U.S, we have a field sales network consisting of direct sales representatives and independent stocking and non-stocking distributors and agents who market our products. We continually seek to strengthen our hybrid sales and distribution network by optimizing the number of direct sales representatives and adding distributors or sales agents in those territories or markets where we do not have adequate coverage. Outside the U.S., we primarily utilize a network of independent stocking distributors to market our products, although we sell these products through a direct sales force in the United Kingdom.

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

We believe Vitoss faces competition from numerous synthetic products, bone morphogenic proteins (BMPs), stem cell-based products and cadaver-based products, such as demineralized bone matrix (DBM) products, currently on the market that may be used for the same indications as our products, as well as from other products and technologies that may enter the market in the future. Moreover, we believe that pressure generated by current economic conditions and health care reform has resulted in hospitals becoming more proactive at controlling costs for medical devices. These efforts increase competition on a pricing level among bone graft products.

Cortoss received regulatory clearance in the U.S. in June 2009 for use in the vertebral augmentation of VCFs and received the CE mark several years ago for use in vertebral augmentation of VCFs and in screw augmentation. Cortoss faces competition from the several PMMA bone cement products that have been 510(k) cleared by the FDA since 2004 for this indication. Outside the U.S., Cortoss is facing competition from several other PMMA bone cement products that have received the CE mark since 2004 for this indication. We believe that Cortoss offers advantages over PMMA bone cement in terms of its simple mix-on-demand delivery system design, which allows for minimum waste and maximum ease of use and flexibility for the surgeon.

Vitagel is approved by the FDA as a surgical hemostat where bleeding may be a significant complication for many routine surgeries. As such, Vitagel can be marketed broadly to general surgeons and is applicable in the spine, hip and knee replacement surgery markets. Vitagel faces competition from several established surgical hemostat products marketed by other companies with substantially greater resources than us. However, we believe Vitagel offers unique advantages in comparison to these other products due to Vitagel’s ability to facilitate healing through its collagen component, as well as its use of the patient’s autologous plasma instead of pooled donated human plasma as is the case with the leading products in the market. In 2008, recombinant human thrombin was approved for sale in the U.S. We believe that recombinant human thrombin will be positioned as an improvement to bovine-derived thrombin, a raw material in our Vitagel product, which could adversely affect our sales of Vitagel. It is too early to estimate the effect of this new technology on our Vitagel product. If management believes this effect to be material and adverse to our Vitagel sales, we will consider alternative formulations of Vitagel and the regulatory approvals that may be required for any such alternative formulations.

Vitasure competes with several thrombin products and surgical hemostats on the basis of its safety profile and pricing.

We may also face pricing and competitive pressure as a result of the growing number of physician-owned distributors operating in the spine and orthopedic markets, as discussed below in Item 1A. RISK FACTORS under the risk factor entitled, “If we cannot keep up with technological changes and marketing initiatives of competitors, or if we are unable to effectively compete with the growing number of physician-owned distributors, sales of our products may be harmed.”

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

Before we can introduce a new device into the market, we must generally obtain market clearance through a 510(k) notification or premarket approval through a premarket approval (PMA) application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not required a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies be performed to establish the device’s “substantial equivalence.”

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

In August 2010, the FDA issued two comprehensive evaluations containing recommendation to change its regulatory review of medical devices. One report focused on ways to strengthen and clarify the premarket review or 510(k) process for medical devices that do not need to undergo a full premarket approval review. The other report evaluated FDA’s use of science in decision-making. These reports were prepared and issued in response to concerns raised both inside and outside of the FDA about whether the current 510(k) program achieves its goals of making safe and effective devices available to the public while fostering innovation. Concerns about the program have centered on whether it allows devices to enter the market without sufficient safety and effectiveness evidence and whether a lack of predictability, consistency, and transparency is hindering device development.

Following issue of these reports, FDA solicited public feedback on the content and subsequently developed a plan containing 25 actions it intends to implement during 2011 to improve the 510(k) process. Key actions include: 1) Streamlining the “de novo” review process for certain innovative, lower-risk medical devices; 2) Clarifying when clinical data should be submitted in a premarket submission, guidance that will increase the efficiency and transparency of the review process; and 3) Establishing a new Center Science Council of senior FDA experts to assure timely and consistent science-based decision making. FDA seeks to implement more changes after obtaining additional feedback from the public and the Institute of Medicine. These changes to the 510(k) program may significantly alter the review process for our products, and may increase the amount of pre-clinical and clinical data required to obtain product clearances and approvals.

European Union

In order to sell our products within the EU, we are required to achieve compliance with the requirements of the EU Medical Devices Directive, or MDD, and affix a CE mark on our products to attest such compliance. To achieve this, our products must meet the “essential requirements” defined under the MDD relating to safety and performance. Some of our products, such as Vitoss Foam,

Vitoss Bioactive Foam and Vitagel, contain materials of animal origin (i.e., bovine collagen and/or bovine thrombin). Demonstrated compliance with the EU Animal Tissue Directive is also required in order to sell these products in the EU.

In addition to demonstrating compliance with these European Directives, we must successfully undergo a verification of our regulatory compliance by an independent notified body referred to as a conformity assessment. The nature of the conformity assessment will depend on the regulatory class of our products. Under European law, our products, other than Imbibe and Aliquot (which are Class I-sterile and Class II-A, respectively), are likely to be in Class III. In the case of Class III products, we must (as a result of the regulatory structure which we have elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD and demonstrated by compliance with EN 13485:2003. We are certified as meeting the requirements of ISO 9001 and ISO/EN 13485. Our notified body has audited our quality system and determined that it meets the requirements of the MDD. In addition, the notified body must certify the specific design of each device in Class III, IIa and IIb. As part of the design certification process, the notified body must also verify that the products comply with the essential requirements of the MDD. In order to comply with these requirements, we must, among other things, complete a risk analysis and evaluation of the clinical data to demonstrate the product’s conformity with the essential requirements. This clinical evaluation may include a literature review for the subject device, or another comparable device. In the absence of adequate clinical information about the product, we may be required to conduct a clinical investigation for the product.

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

THIRD PARTY REIMBURSEMENT; HEALTH CARE REFORM

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

Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often follow the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant issue for successful introduction of a new product. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services (CMS), through local contractors that administer coverage and reimbursement for certain health care items and services furnished to the elderly and disabled. Medicaid is an insurance program for the poor that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program.

Medicare provides, among other things, health care benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and co-payments. The Medicare program has established, and continues to establish, standards and guidelines for the coverage and reimbursement of certain procedures, equipment, supplies and other items and services. Generally, in order to be covered and reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be included in a statutory benefit category, must not be excluded from coverage by statute, and must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part. Medicare’s coverage decisions can be made on a nationwide basis or at the local contractor level, and coverage of an item or service can be reconsidered at any time. Several of Medicare’s contractors have policies governing coverage of our products or procedures using our products, including vertebroplasty and kyphoplasty. In July 2008, CMS identified vertebroplasty and kyphoplasty, procedures for which our Cortoss product is cleared, as one of twenty potential national coverage determination topics. Although CMS has not taken further action nationally since that time, the use of vertebroplasty and kyphoplasty is currently under a coverage review by a few of Medicare’s local contractors. We expect these local contractors will issue their coverage determinations in 2011.

The methodology for determining (1) the coverage status of our products; and (2) the amount of Medicare reimbursement for our products varies based upon, among other factors, the setting in which a Medicare beneficiary received health care items and services. Acute care hospitals are generally reimbursed by Medicare for in-patient operating costs based upon prospectively determined rates. Under the in-patient Prospective Payment System (PPS), acute care hospitals receive a predetermined payment rate based upon the Medicare Severity Diagnosis-Related Group, or MS-DRG, into which each Medicare beneficiary stay is assigned, regardless of the actual cost of the services provided. These payment rates are adjusted for geographic variations in costs, medical education payments, and adjustments for hospitals that serve a disproportionate share of low-income patients. In some cases, hospitals also may receive adjustments for use of certain new technologies. Certain additional or “outlier” payments may be made to a hospital for cases involving unusually high costs. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under the in-patient PPS for the distinct costs incurred in purchasing our products. Rather, reimbursement for these costs is deemed to be included within the MS-DRG-based payments made to hospitals for the services furnished to Medicare-eligible in-patients in which our products are utilized. Because in-patient PPS payments are based on predetermined rates and may be less than a hospital’s actual costs in furnishing care, acute care hospitals have incentives to lower their in-patient operating costs by utilizing equipment, devices and supplies, including those sold by us, that will reduce the length of in-patient stays, decrease labor or otherwise lower their costs. Our product revenue could be affected negatively if acute care hospitals discontinue product use due to insufficient reimbursement, or if other treatment options are perceived to be more cost-effective. Similarly, some states reimburse certain health care providers for in-patient services under their Medicaid programs by using prospective rates for diagnosis-related groups of illnesses.

Medicare also reimburses most hospital out-patient services on a prospective payment basis, subject to certain adjustments, exceptions, and limitations. Under the Medicare hospital out-patient PPS, services are grouped based on clinical and cost similarity into ambulatory payment classifications (APCs). All services in an APC have the same rate, intended to cover the equipment, supplies, and labor used to perform the service. Unlike the in-patient PPS, if a patient receives multiple services, the hospital will receive reimbursement through multiple APCs. Similar to the in-patient PPS, this system provides hospitals with an incentive to select equipment and supplies that reduce the costs of treating a patient. Therefore, health care providers may refuse to use our products if coverage or reimbursement is inadequate.

Any changes in federal legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our products could have a material effect on our results of operations. Changes in the health care industry in the United States and elsewhere also could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, the Patient Protection and Affordable Care Act (PPACA) enacted into federal law in 2010 requires most individuals to have health insurance, establishes new regulations on health plans, creates insurance pooling mechanisms, and requires other expanded public health care measures. PPACA will also reduce Medicare spending on services provided by hospitals and other providers and establishes a new 2.3 percent tax on the sale after December 31, 2012 of a taxable medical device by the manufacturer, producer, or importer.

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

PRODUCT LIABILITY AND INSURANCE

We manufacture medical devices used on patients in surgery, and we may be subject to product liability lawsuits. While we have not experienced material product liability claims to date, there can be no assurance that any such product liability claims will not be asserted against us in the future. Under certain of our agreements with our independent distributors and hospital customers, we provide indemnification from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $20 million, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award.

EMPLOYEES

As of December 31, 2010, we had 256 full-time employees, with 131 employees at our Malvern, Pennsylvania headquarters, 111 employees in other parts of the U.S. and 14 employees in Europe. We consider our relations with our employees to be good.

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

In addition, Cortoss represents a new technology which will generally need to be approved by technology review boards of target hospitals in order for the hospitals to carry the product. The amount of time to obtain approvals from the technology review boards can be difficult to predict and we cannot guarantee that we will be able to secure widespread hospital approvals for Cortoss. We expect our U.S. Cortoss sales will increase as the product launch progresses, we obtain further hospital approvals for the product and our sales force trains more physicians on the product. There is no assurance that Cortoss or our other products will generate revenues sufficient to enable us to fund operations.

Certain factors that may also limit our ability to increase sales include:

•

the ability of our direct sales representatives and independent distributors to develop and retain a customer base and compete effectively with larger sales forces offering more extensive product portfolios;

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

An insufficient level of product sales may also result in excess product inventory charges, which would negatively impact operating results. We may manufacture product inventory in anticipation of product launches or order significant inventory from third party suppliers in advance due to long manufacturing lead times. For example, at the time of our U.S. launch of Cortoss and Aliquot (our system used to deliver Cortoss in vertebroplasty) in the second half of 2009, we expected significant revenue growth from these products. We believe that the U.S. launch of Cortoss and Aliquot for vertebral augmentation procedures has been negatively affected by several factors, including the publication of two small studies in The New England Journal of Medicine in August 2009 that questioned the effectiveness of vertebroplasty; uncertainty created by the pending reimbursement review of vertebral augmentation procedures by a few of Medicare’s local contractors; the issuance of clinical practice guidelines in September 2010 by the American Academy of Orthopedic Surgeons that did not support the use of vertebroplasty to treat vertebral compression fractures; the recent shift of vertebral augmentation procedures from the in-patient to the out-patient setting, which is outside of the historic call pattern of our sales force; overall negative economic conditions; and health care initiatives to reduce costs. Prior to and following the U.S. launch of Cortoss and Aliquot and in anticipation of significant product demand, we acquired significant inventory quantities of Aliquot from a third party supplier with requisite long manufacturing lead times. During the fourth quarter of 2010, we recorded a $3.5 million inventory charge primarily for Aliquot inventory that either was expected to expire prior to sale or was not expected to be sold based on our current projections of product demand.

If we are unable to operate an effective sales and distribution network, our ability to generate sales and become profitable will be impaired.

We have assembled a field sales network of direct sales representatives and independent non-stocking and stocking distributors and agents in the U.S. to market Vitoss, Imbibe, Cortoss, Aliquot, Vitagel, CellPaker and Vitasure. Outside of the U.S., we utilize a network of independent stocking distributors to market Vitoss, Cortoss, Aliquot, Vitagel, CellPaker and Vitasure, although we have a direct sales force in the United Kingdom. We are dependent upon our direct sales representatives, distributors and agents for the sale of our products. Any failure to maintain and effectively manage our distribution network will impair our ability to generate additional sales and become profitable.

In an effort to optimize our sales in a challenging environment, in 2010 we began to increase the number of independent distributors selling our products. For example, to more effectively address the shift in vertebroplasty procedures to the out-patient setting and make an effort to increase Cortoss and Aliquot sales, we began to augment our direct sales efforts in the U.S. in 2010 with distributors that specialize in the out-patient market. We continue to identify and retain distributors and agents to sell our Vitoss and biosurgery products as well. During 2010, we also streamlined our direct sales force, which will continue to focus primarily on the in-patient spine and orthopedic market to leverage our customer relationships by marketing our biosurgery and orthobiologic products to all of our customers. Through an intense focus on our target physician audiences using a combination of our direct sales representatives, sales agents and distributors in a hybrid sales model, our goal is to regain sales momentum and growth in our Vitoss product platform while continuing to increase penetration of Cortoss products and growth of our biosurgery product sales. There can be no assurance that our hybrid sales model will be effective in growing sales or increasing gross profit.

In an effort to further grow our sales, we plan to continue to strengthen our hybrid sales and distribution network by optimizing the number of direct sales representatives or adding distributors and sales agents in those territories or markets where we do not have adequate coverage. At the end of 2008, we added a direct sales force in the United Kingdom, which includes 6 direct sales representatives as of March 1, 2011. The addition of direct sales representatives will increase our operating expenses. Furthermore, there is no assurance that adding direct sales representatives or other selling entities will improve sales or result in the generation of sales sufficient to cover the cost of supporting their sales activities. There is no assurance that we will be able to attract and retain qualified personnel to market or sell our products or that we will successfully manage this type of sales and distribution method.

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

Pricing pressure may negatively impact our average sales prices for our products, which could reduce our revenue and gross margins.

The market for our products is very competitive and increasingly subject to pricing pressures due to health care reform and efforts by health care providers to contain costs. Several of our competitors offering multiple product lines provide discounts on certain products such as bone graft substitutes in order to maintain pricing on other products in their portfolio such as hardware. We may also face pricing pressure as a result of the growing number of physician-owned distributors operating in the spine and orthopedic markets, as discussed below under the risk factor entitled, “If we cannot keep up with technological changes and marketing initiatives of competitors, including the growth of physician-owned distributors, sales of our products may be harmed.” As a result of these factors, we believe our products face growing pricing pressure in the near future. If competitive forces drive down the price we are able to charge for our products and we cannot reduce our expenses, our operating results will be adversely affected.

If we do not manage commercial scale manufacturing capability and capacity for our products in compliance with regulatory requirements and in a cost-effective manner, our product sales and operating results may suffer.

The manufacture of our products is subject to regulation and periodic inspection by various regulatory bodies for compliance with the FDA Quality System Regulation (the QSR), and EU Medical Devices Directive requirements, ISO 9001 standards, ISO/European Norm (EN) 13485 and equivalent requirements.

We manufacture our commercial Vitoss, Vitagel and Cortoss products at our 25,800-square foot FDA-registered manufacturing facilities located in Malvern, Pennsylvania. These facilities are leased through July 2017 and are certified as meeting the requirements of ISO9001 and ISO/EN 13485. We also process collagen for Vitagel at our 4,000-square foot FDA-approved processing facility in Malvern, Pennsylvania. We are in the process of seeking regulatory approval of this collagen processing facility under the CE Mark, which would allow us to market in the European Union Vitagel utilizing collagen processed at our facility. We are currently required to demonstrate and maintain compliance with the QSR, which is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic inspections. We have been, and anticipate in the future being, subject to such inspections. We assumed full responsibility for manufacturing Vitagel in 2006 and CellPaker in 2007 after receiving the requisite approvals from the FDA. There can be no assurance that we will be able to comply with FDA requirements to continue to manufacture Vitoss, Cortoss, Vitagel or CellPaker, which could result in delay or inability to manufacture and sell the products. We believe our existing manufacturing facilities have the capacity to meet our commercial needs through at least 2013.

Our third party manufacturers are also regulated by governmental agencies and are required to be EN 13485-certified or otherwise meet our quality system requirements. We manufacture CellPaker and Aliquot through outside third party contract manufacturers. Our Vitoss is converted to Vitoss Foam and Vitoss Bioactive Foam by Kensey, and we purchase Vitasure finished product from Medafor, which uses third party manufacturers to make the product.

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

In addition, our gross profit margins may be adversely affected if our manufacturing facilities are under-utilized and result in excess manufacturing capacity charges which are recorded as a component of the cost of sales.

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

In addition, pursuant to our license agreement with Angiotech Pharmaceuticals, we may be obligated in the future, under certain circumstances, to provide CoStasis (an Angiotech-branded Vitagel product) and certain CoStasis materials to Angiotech. We also cannot assure that supply or manufacturing capability will be sufficient to meet our own needs and Angiotech’s needs if Angiotech elects to be supplied by us under our license agreement with them. Our collagen supply or manufacturing capabilities may be inadequate, and we may need to seek additional suppliers for CoStasis materials.

We are dependent on a limited number of specialized manufacturing suppliers for certain products, and our business and financial results could be harmed if a third-party manufacturer fails to supply us with these products.

We are dependent upon Kensey and other third-party manufacturers for the supply of certain products. Approximately 67% of our product sales during 2010 were from products based upon our Vitoss Foam platform co-developed with Kensey, including Vitoss Bioactive Foam. Our Vitoss is converted to Vitoss Foam and Vitoss Bioactive Foam by Kensey. We also manufacture certain delivery accessory products through third party specialty suppliers. There is no assurance that these manufacturers will continue to supply our requirements. If they fail to do so, we cannot guarantee that we will be able to engage another supplier for these products on a timely basis and on acceptable terms. A delay in our ability to obtain adequate supplies of these products may negatively impact our product sales.

If we fail to obtain and maintain the regulatory approvals or clearances necessary to make or sell our products, sales could be delayed or never realized.

The jurisdictions in which we seek to market our products regulate our products as medical devices. In most circumstances, we and our distributors and our agents must obtain regulatory clearances, approvals and certifications and otherwise comply with extensive regulations regarding safety, quality and efficacy standards. These regulations vary from country to country, and the regulatory review can be lengthy, expensive and uncertain. We may not obtain or maintain the regulatory clearances, approvals and certifications necessary to make or market our products in our targeted markets. Moreover, regulatory clearances, approvals and certifications that are obtained may involve significant restrictions on the anatomic sites and types of procedures for which our products can be used. In addition, we may be required to incur significant costs in obtaining or maintaining our regulatory clearances, approvals and certifications. If we do not obtain or maintain regulatory clearances, approvals and certifications to enable us to make or market our products in the U.S. or elsewhere, or if the clearances, approvals and certifications are subject to significant restrictions, we may never generate significant revenues. The regulatory requirements in some of the jurisdictions where we currently market or intend to market our products are summarized below.

United States

Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. To date, we have received 510(k) clearance from the FDA to market our Vitoss, Vitoss Foam, Vitoss Bioactive Foam, Vitoss Bioactive Foam-2X, Vitoss BA Bimodal, Imbibe and Cortoss products. Aliquot is exempt from 510(k) clearance.

We market Vitoss, Imbibe, Cortoss, Aliquot, Vitagel, CellPaker and Vitasure in the U.S., and we market Vitoss, Cortoss, Aliquot, Vitagel, CellPaker and Vitasure outside the U.S. We directly manufacture Vitoss, Cortoss, Vitagel and CellPaker in the U.S., and we manufacture Imbibe and Aliquot in the U.S. through outside third party contract manufacturers. In addition, under our agreement with Kensey, Kensey has the exclusive right to manufacture any approved or cleared jointly developed products under the agreement. This right extends until February 2014 for the Vitoss Foam product platform and at least until 2024 for the Vitoss Bioactive Foam product platform, which includes Vitoss Bioactive Foam-2X and Vitoss BA Bimodal. We purchase Vitasure from Medafor, which utilizes third party manufacturers to produce this product. Under our distribution agreement with Medafor, Medafor is responsible for maintaining regulatory approval and ensuring compliance with manufacturing requirements for Vitasure.

Vitoss, Cortoss, Vitagel and Vitasure, as well as any other products that we manufacture or distribute following their approval or clearance by the FDA, will be subject to extensive regulation by the FDA. In August 2010, the FDA issued two comprehensive evaluations containing recommendation to change its regulatory review of medical devices. One report focused on ways to strengthen and clarify the premarket review or 510(k) process for medical devices that do not need to undergo a full premarket approval review.

The other report evaluated FDA’s use of science in decision-making. These reports were prepared and issued in response to concerns raised both inside and outside of the FDA about whether the current 510(k) program achieves its goals of making safe and effective devices available to the public while fostering innovation. Concerns about the program have centered on whether it allows devices to enter the market without sufficient safety and effectiveness evidence and whether a lack of predictability, consistency, and transparency is hindering device development.

Following issue of these reports, FDA solicited public feedback on the content and subsequently developed a plan containing 25 actions it intends to implement during 2011 to improve the 510(k) process. Key actions include: 1) Streamlining the “de novo” review process for certain innovative, lower-risk medical devices; 2) Clarifying when clinical data should be submitted in a premarket submission, guidance that will increase the efficiency and transparency of the review process; and 3) Establishing a new Center Science Council of senior FDA experts to assure timely and consistent science-based decision making. FDA seeks to implement more changes after obtaining additional feedback from the public and the Institute of Medicine. These changes to the 510(k) program may significantly alter the review process for our products, and may increase the amount of pre-clinical and clinical data required to obtain product clearances and approvals.

European Union and Other International Markets

General. International sales of medical devices are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our products in markets outside the United States subject our products to regulatory approvals or clearances in those jurisdictions. The regulatory review process varies from country to country. Many countries impose product standards, packaging, labeling and language requirements and import restrictions on medical devices. In addition, the EU and each country outside of the EU have its own tariff regulations, duties and tax requirements. The approval or clearance of our products by foreign government authorities is uncertain and can be expensive. Our ability to market our products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

Requirement of CE Certification in the European Union. To market a product in the European Union, we must be entitled to affix to that product a CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE mark, preceded by the relevant certification process, enables us to market a product in all of the countries of the European Union, as well as in other countries, such as Switzerland and Turkey, that have mutual recognition agreements with the EU or have adopted the European Union’s regulatory standards. To date, we have received CE mark approval for the use of Vitoss as a bone graft substitute, for the use of Cortoss in screw augmentation and vertebral augmentation procedures, for Vitagel as a surgical hemostat and for certain delivery accessories for Vitoss, Cortoss and Vitagel. Vitasure has CE mark approval for use as a surgical hemostat. There can be no assurance that we will maintain CE mark approval for our products or that we will receive CE mark approval for other devices.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees or civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or new intended uses of our existing products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

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

If we cannot keep up with technological changes and marketing initiatives of competitors, or if we are unable to effectively compete with the growing number of physician-owned distributors, sales of our products may be harmed.

Extensive research efforts and rapid technological change characterize the market for products in the orthopedic and biomaterials markets. We anticipate that we will face intense competition from medical device, medical products and pharmaceutical companies. There are many products that are competitive to our Vitoss platform products. For instance, the use of bone morphogenic proteins, or BMPs, in orthopedic surgery has increased significantly in the past five years and competitive stem cell products have recently entered the market, a trend we expect to continue. With respect to Cortoss, several PMMA bone cements have received 510(k) clearance since 2004 for vertebral augmentation of VCFs. Further, recombinant human thrombin was approved by the FDA in 2008 and may be positioned as a better alternative to bovine-derived thrombin, a raw material in our Vitagel product. Our products could be rendered uncompetitive or obsolete by these and other competitors’ new technologies. We may be unable to respond to technological advances by others through the development and introduction of new products or the modification of existing products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. These competitors may be in the process of seeking FDA or other regulatory approvals or clearances, or patent protection, for competitive products. Our competitors could, therefore, commercialize competing products in advance of our products. They may also enjoy substantial advantages over us in terms of:

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

Further, we may face increasing competition from physician-owned distributors, or PODs, the number of which has grown in the past several years. PODs are entities in the medical device supply chain that derive a proportion of their revenue from selling or arranging for the sale of medical devices ordered by physician-investors for use in procedures they perform on their own patients at hospitals that agreed to purchase from or through the POD, or that otherwise furnish ordering physicians with income that is based directly or indirectly on those orders of medical devices. We believe that the number of PODs in the spine and orthopedic markets will continue to grow as economic pressures increase through the industry, hospitals, insurers and physicians search for ways to reduce costs, and medical device manufacturers seek ways to maintain or grow market share.

If health care providers cannot obtain third party reimbursement for procedures using our products, or if such reimbursement is inadequate, our product sales may be adversely affected and we may never become profitable.

Successful sales of our products in the United States and other markets depend on the availability of adequate reimbursement from third party payers. Inadequate reimbursement by private insurance companies and government programs could significantly reduce usage of our products. In the U.S., health care providers such as hospitals, physicians and ambulatory surgical centers generally rely on third party payers, including private insurance companies, Health Maintenance Organizations, Medicare and Medicaid, to reimburse all or part of the costs of procedures using our products. Health care providers may not perform certain procedures and, accordingly, may not purchase our products, if they do not receive satisfactory reimbursement from these payers. Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often follow the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is a significant issue for successful introduction of a new product as well as for maintaining or growing sales of existing products.

The Medicare program has established, and continues to establish, standards and guidelines for the coverage and reimbursement of certain procedures, equipment, supplies and other items and services. Medicare’s coverage decisions can be made on a nationwide basis or at the local contractor level, and coverage of an item or service can be reconsidered at any time. Decisions to limit coverage of our products could significantly reduce use of our products, particularly if other payers adopt similar policies. Several of Medicare’s contractors have policies governing coverage of our products or procedures using our products, including vertebroplasty and kyphoplasty. In July 2008, the Centers for Medicare and Medicaid Services (CMS) identified vertebroplasty and kyphoplasty, procedures for which our Cortoss product is cleared for use, as one of twenty potential national coverage determination topics. Although CMS has taken no further action nationally since that time, the use of vertebroplasty and kyphoplasty is currently under a coverage review by a few of Medicare’s local contractors. We expect that these local contractors will issue their coverage determination in 2011.

Any changes in legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our products could have a material effect on our results of operations. Changes in the health care industry in the United States and elsewhere also could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, the Patient Protection and Affordable Care Act (PPACA) enacted into federal law in 2010 requires most individuals to have health insurance, establishes new regulations on health plans, creates insurance pooling mechanisms, and requires other expanded public health care measures. This legislation will also reduce Medicare spending on services provided by hospitals and other providers. Various health care reform proposals have also emerged at the state level. We cannot predict what health care initiatives, if any, will be further implemented at the federal or state level, or the effect that recently enacted legislation or any future legislation or regulation will have on us.

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

Cortoss received CE Certification in January 2003 for use in repairing vertebral compression fractures, and in October 2001 for use in screw augmentation procedures. However, surgeons may have attempted to use Cortoss “off-label” in procedures to repair vertebral compression fractures performed prior to the European Union’s approval of Cortoss for this type of procedure. Furthermore, not all surgeons have been trained in the proper use of Cortoss to repair vertebral compression fractures. A surgeon who has not been properly trained to use Cortoss in a procedure to repair vertebral compression fractures could pose a risk to the reputation of our Cortoss product. In addition, the occurrence of an adverse event while using our product “off-label” in procedures other than the repair of vertebral compression fractures or screw augmentation could adversely affect the reputation of Cortoss or any of our other products as well as us and could subject us to liability.

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

Our sales outside the U.S. totaled $5.2 million in 2010. The international nature of our business subjects us and our representatives, agents and distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products are sold and used. The types of risks that we face in international operations include:

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

Negative economic conditions may adversely affect our sales, business or cash flows.

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

•	the inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies, which could reduce our sales and collectability of our receivables;

•	an unwillingness or inability of our current or potential business partners to continue existing collaborations or enter into transactions with us;

•	a negative impact on our current investment portfolio; and

•	our inability to raise funds through equity or debt financings that may be necessary in the future for various purposes, including acquisitions of products, technologies or other companies.

There was a slowdown in the market during 2010 for spine procedures, which we believe contributed to lower sales growth for our products in 2010. Further, U.S. unemployment remains at relatively high levels. If patients become unemployed and lose health insurance previously obtained through their employers’ plans, or elect to defer undergoing surgery in a soft employment market, we could continue to see a decrease in elective surgeries that use our products, which would adversely affect our sales and could result in write offs of excess inventory and additional excess manufacturing capacity charges.

Health care reform legislation may adversely affect our business and financial position.

The United States enacted the Patient Protection and Affordable Care Act (PPACA) into law in 2010 in order to expand access to health insurance and reduce the cost of health care. The PPACA will require most individuals to have health insurance, establish new regulations on health plans, create insurance pooling mechanisms, and other expanded public health care measures, in addition to reducing Medicare spending on services provided by hospitals and other healthcare providers. An expansion in government’s role in the U.S. health care industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business. In addition, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control health care costs. Moreover, as discussed below, the PPACA would impose significant new taxes on medical device makers such as us. The implementation of the PPACA and other legislation may have a material adverse effect on our financial position and results of operations.

With respect to our industry in particular, the PPACA imposes a new 2.3 percent tax on the sale after December 31, 2012 of a taxable medical device by the manufacturer, producer or importer. This tax could negatively impact our cash flow from operations and delay our ability to become profitable or, if we become profitable, this tax could reduce our profitability.

RISKS RELATED TO OUR FINANCIAL RESULTS AND FINANCING

If our losses continue in the long term, they could limit our growth and jeopardize our viability.

We have experienced negative operating cash flows from inception through 2009 and experienced nominal positive operating cash flow in 2010. We have funded our operations primarily from proceeds received from sales of our securities and borrowings under a debt facility. In November and December 2006, we raised approximately $26.6 million in net proceeds from the sale of approximately 8.8 million shares of our common stock to institutional investors. In July 2007, we sold approximately 12.3 million shares of our common stock for net proceeds of approximately $32.2 million. In addition, in July 2007, we entered into a senior secured note purchase facility under which we have issued $35.0 million of our 10% senior secured notes due July 30, 2012. To date, we have not been profitable. We have incurred substantial operating losses since our inception and at December 31, 2010, had an accumulated deficit of $186.6 million. These losses have resulted principally from:

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

While we believe that our existing cash, cash equivalents, and short-term investments of $22.4 million as of December 31, 2010 together with expected positive cash flow from operations will be sufficient to meet our currently estimated operating and investing requirements for the foreseeable future, we will need to repay or refinance our outstanding senior secured notes in the aggregate principal amount of $35.0 million by July 30, 2012, as discussed above. We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing and, if we are able to refinance this indebtedness, that the terms of such a refinancing would be equal to or better than the terms of the existing senior secured note facility. In addition, we are required to pay a prepayment premium in the event that we refinance this obligation prior to July 30, 2012. The amount of the prepayment premium depends on the timing of the prepayment and decreases over time. Assuming we repaid this obligation in full on March 31, 2011, the prepayment premium would be approximately $1.9 million. Additionally, our cash flows and cash resources would be negatively impacted if we elected to repay the existing outstanding principal indebtedness with a combination of our existing cash and cash equivalents and new borrowings.

If we default under our senior secured note purchase facility, we may be required to repay amounts due under the facility, and we may incur additional interest and prepayment penalties. If we are unable to repay amounts due under the note facility, the lender could foreclose on certain assets that are essential to our operations.

We have $35.0 million in outstanding principal indebtedness under a senior secured note purchase facility. Notes issued under the facility are due July 30, 2012. We initially issued $25.0 million principal amount of our 10% senior secured notes under the facility and used most of the proceeds to repurchase a revenue interest obligation. On July 31, 2008 we issued an additional $10.0 million principal amount of notes under the facility primarily to fund our acquisition of the collagen raw material, equipment and technology license from Allergan. In connection with borrowings made under the facility, the note purchaser received five-year warrants, expiring in 2012, to purchase approximately 1.1 million shares of our common stock at an exercise price of $3.41 per share, which are currently exercisable and outstanding.

Borrowings under the facility are guaranteed by us and one of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot. We are required to make quarterly interest only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, provided that interest would accrue at 12% per year during the continuance of any event of default and would be payable on demand. Based on the amount outstanding under the facility as of December 31, 2010, we will incur quarterly interest expense of $875,000 during 2011. The unpaid principal amount under the notes and accrued interest and all other obligations would become due and payable immediately if we are insolvent, are in bankruptcy proceedings or have a custodian or receiver appointed for any substantial part of our property. If an event of default not described in the preceding sentence occurs and is continuing (including a change of control of the Company), then the holders of at least two-thirds in principal amount of notes then outstanding may declare the unpaid principal amount of the notes, accrued interest and all other obligations due and payable immediately. In addition, if the notes become due and payable, whether automatically or by declaration, by reason of any of the following events of default, then we must pay a prepayment premium of up to approximately $1.9 million, depending on the timing of the prepayment:

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

Under the facility, we must comply with various financial and non-financial covenants. For example, we are required to maintain a minimum cash balance equal to at least 25% of the then outstanding principal amount under the notes in a separate account that is pledged as collateral for the loan. As of December 31, 2010, we must maintain a minimum cash balance of $8.75 million. In addition, if the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of favor of the note holder a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of December 31, 2010, we must maintain a minimum balance of $14 million in cash, cash equivalents, and short-term investments in order to avoid obtaining a letter of credit. Currently we are not required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions, make investments and pay dividends.

As of December 31, 2010, we had $35.0 million outstanding under the facility, had accrued $875,000 in interest thereon, and were in compliance with all covenants under the facility. Based on our current operating plans, we expect to be in compliance with the covenants under the facility within the next twelve months from the date of filing of this report. However, if we default under the facility and cannot repay amounts then due, the lender could foreclose on the pledged assets, we could be forced into bankruptcy and we could be otherwise harmed.

We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this indebtedness, that the terms of such a refinancing would be equal to or better than the terms of the current note purchase facility. In addition, we are required to pay a prepayment premium and we expect to recognize additional costs in the event that we refinance this obligation prior to July 30, 2012. The amount of the prepayment premium depends on the timing of the prepayment and decreases over time. At December 31, 2010, the prepayment premium would have been approximately $2.2 million. Assuming we repaid this indebtedness in full on March 31, 2011, the prepayment premium would be approximately $1.9 million. This prepayment premium would negatively impact our cash flows and cash resources. Additionally, our cash flows and cash resources would be negatively impacted if we elected to repay the existing outstanding principal indebtedness with a combination of our existing cash and cash equivalents and new borrowings. In addition to the prepayment premium, if we repay this indebtedness in full or in part prior to July 30, 2012, we would be required to write-off the unamortized debt discount and debt issuance costs remaining on our balance sheet at the date of such refinancing and recognize a non-cash loss. Assuming this debt was fully repaid on March 31, 2011, we would expect to recognize a charge of approximately $2.5 million in connection with the early extinguishment of debt.

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

There are factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds including, without limitation:

•	inability to increase sales of our cleared or approved products;

•	unforeseen difficulties in operating an effective direct sales and distribution network;

•	delayed, insufficient or lack of market acceptance of our products;

•	unanticipated expenditures in research and product development or manufacturing activities;

•	unforeseen changes in health care reimbursement for procedures using our products;

•	unforeseen developments during our pre-clinical and clinical trials;

•	unanticipated expenditures in the acquisition, enforcement and defense of intellectual property rights;

•	inability to train a sufficient number of surgeons to create demand for our products;

•	lack of financial resources to adequately support our operations;

•	difficulties in maintaining commercial scale manufacturing capacity and capability;

•	unforeseen problems with our third party manufacturers and service providers or with our specialty suppliers of certain raw materials;

•	delays in the timing of receipt of required regulatory approvals or clearances to make or sell our products;

•	unanticipated difficulties in operating in international markets;

•	the need to respond to technological changes and increased competition;

•	unforeseen problems in attracting and retaining qualified personnel to market our products;

•	enactment of new legislation or administrative regulation or changes in the regulatory climate affecting our products or the markets in which we compete;

•	the application to our business of new court decisions and regulatory interpretations;

•	claims that might be brought in excess of our insurance coverage;

•	any imposition of penalties for failure to comply with regulatory guidelines; and

•	management’s perception that uncertainties relating to these factors may be increasing.

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

As of December 31, 2010, we had approximately $16.8 million of property and equipment, net of accumulated depreciation, and $9.9 million of license and technology intangible assets, net of accumulated amortization. Our property and equipment consist primarily of assets used to manufacture Vitoss, Vitagel and Cortoss. Our intangible assets, net of accumulated amortization, consist of (i) $5.6 million for our prepayment in December 2006 of the profit-sharing license royalties on Vitagel and CellPaker, (ii) $3.9 million recorded for the value of the collagen-processing technology license acquired from Allergan in the third quarter of 2008 and (iii) $0.4 million recorded for the value of a license acquired from a business partner related to the development of a new product. If a change in circumstances causes us to lower our future sales forecast for our products, we may be required to write off a portion or all of the net book value of the affected property and equipment or intangible assets associated with that product. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset against the estimated undiscounted future cash flows expected to be generated by this asset. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. An impairment charge to our net intangible assets, depending on the size, could result in a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND LITIGATION

Our business will be damaged if we are unable to protect our proprietary rights to our products, and we may be subject to intellectual property infringement claims by others.

We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these measures afford only limited protection and may not adequately protect our rights. For example, our patents may be challenged, invalidated or circumvented by third parties. As of March 1, 2011, we own or control 24 issued U.S. patents and 20 pending patent applications in the U.S., and counterparts of certain of these patents and pending patent applications worldwide, including Canada, Europe, Mexico, Israel and Japan. There can be no assurance that patents will issue from any of the pending patent applications. Moreover, we cannot be certain that we were the first creator of inventions covered by pending patent applications or we were the first to file patent applications for the relevant inventions for the following reasons:

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

In addition to the risk of failing to adequately protect our proprietary rights, there is a risk that we may become subject to a claim that we infringe upon the proprietary rights of others. Although we do not believe that we are infringing the rights of others, third parties may claim that we are doing so. There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry generally, and in the spinal market segments particularly. If the holder of a proprietary right brought an infringement action against us, the cost of litigating the claim could be substantial and divert management attention. In addition, if a court determined that one of our products infringed a proprietary right, we could be prevented from selling that product unless we could obtain a license from the owner of the right. Such a license may not be available on terms acceptable to us, if at all. Modification of our products or development of new products to avoid infringement may require us to conduct additional clinical trials for these modified or new products and to revise our filings with the FDA, which is time consuming and expensive. If we are not successful in obtaining a license or redesigning our product, our business could suffer.

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

We manufacture medical devices that are used on patients in surgery, and we may be subject to product liability lawsuits. In particular, the market for spine products has a history of product liability litigation. Under certain of our agreements with our distributors and hospital customers, we indemnify the distributor or hospital from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we could incur substantial costs to defend these claims and would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $20 million, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any defense costs, award or settlement. Even in the absence of a claim, our insurance rates may rise in the future to a point where we may decide to carry a lesser amount of this insurance or to not carry this type of insurance. A meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could divert management’s attention from our core business. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations. Any product liability claim – even if unsuccessful – could adversely affect our reputation and otherwise adversely affect our business and the market for our common stock.

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

•	the medical community’s acceptance of our products;

•	pricing pressures faced by our products and industry;

•	the public perception of our company and the reputation of our business practices and products;

•	maintaining adequate commercial-scale manufacturing capabilities;

•	disruptions with the manufacturing of our products, including with respect to our third party manufacturers and suppliers of raw materials;

•	difficulties in establishing and expanding our sales and distribution channels;

•	the mix of our products as profit margins differ between our products;

•	the timing of governmental approvals or clearances for our products and our competitors’ products;

•	the timing of product introductions by us or our competitors;

•	third party reimbursement of our products;

•	unanticipated events associated with clinical and pre-clinical trials of our products;

•	product recalls;

•	the success of competitive products;

•	our ability to enter into strategic alliances with other companies;

•	expenses associated with development and protection of intellectual property matters;

•	events affecting logistics and elective surgery trends;

•	the timing of expenses related to commercialization of new products;

•	competitive disruptions to our sales and distribution channels;

•	fluctuations in sales levels, which may be caused by seasonality of elective surgeries, the timing of orders from hospitals or distributor stocking orders, and other factors;

•	news concerning economic or market conditions in the general economy or within our industry, or the movement of capital into or out of our industry;

•	changes in U.S. or foreign government regulations impacting our industry;

•	the adequate training of a sufficient number of surgeons in the use of our products; and

•	the timing of governmental approvals or clearances for us to manufacture the products we sell.

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

•

sales by existing holders of significant numbers of shares of our stock into the market, including sales by the three institutional investors that we believe held approximately one-third of our outstanding shares at or about December 31, 2010;

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

As of December 31, 2010, we had outstanding options to purchase approximately 8.1 million shares of our common stock at a weighted average exercise price of $3.54 per share; restricted stock and restricted stock units granted to employees and/or directors under our equity compensation plan for an aggregate 0.2 million shares of our common stock; and warrants to purchase approximately 1.1 million shares of our common stock at an exercise price of $3.41 per share, which expire in July 2012. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our equity compensation plan. The sale, or the availability for sale, of substantial amounts of common stock by our existing shareholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarters are located at the Great Valley Corporate Center in Malvern, Pennsylvania, which is a suburb of Philadelphia. We lease several buildings within the Great Valley Corporate Center as follows:

Purpose	Approximate Square Feet	Lease Expiration
Executive offices	13,700	July 2017
Manufacturing	25,800	July 2017
Processing facility for Vitagel collagen	4,000	July 2017
Warehouse, logistics and quality assurance	36,500	July 2017
Offices and research and development laboratories	7,900	July 2017

We believe our existing manufacturing facilities have the capacity to meet our commercial needs through at least 2013.

We conduct the majority of our international sales and marketing activities through administrative office space of approximately 1,733 square feet in Leuven, Belgium, which we have leased through May 2018.

ITEM 3.	LEGAL PROCEEDINGS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Market (NASDAQ) under the symbol “VITA.” The following table reflects the ranges of high and low sale prices for our common stock as reported on NASDAQ for the stated periods.

	High	Low
Fiscal year 2010:
First quarter	$4.33	$3.35
Second quarter	4.66	2.03
Third quarter	2.30	1.64
Fourth quarter	2.25	1.86

Fiscal year 2009:
First quarter	$3.78	$2.47
Second quarter	6.10	2.56
Third quarter	6.91	4.09
Fourth quarter	4.46	3.33

As of March 3, 2011, there were 204 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders. On March 3, 2011, the last sale price of our common stock as reported by NASDAQ was $2.40 per share. We have never declared or paid cash dividends on shares of our common stock and do not intend to pay any cash dividends in the foreseeable future on shares of our common stock. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters” included in this report for information regarding our equity compensation plans approved by security holders, which information is incorporated herein by reference.

No repurchases of equity securities were made by the Company in the quarter or year ended December 31, 2010.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected historical consolidated financial data derived from the consolidated financial statements of Orthovita, Inc. and subsidiaries as of and for each of the five years in the period ended December 31, 2010. This data should be read in conjunction with our consolidated financial statements, including notes thereto, and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION,” included in this report.

		Year ended December 31
	2010	2009	2008	2007	2006
	(In thousands except per share amounts)
Statement of Operations Data:
Product sales	$94,663	$92,853	$76,915	$58,046	$46,828
Cost of sales	34,945	29,914	25,929	20,544	17,783

Gross profit	59,718	62,939	50,986	37,502	29,045
Operating expenses	61,757	64,028	60,170	51,080	46,006

Operating loss	(2,039)	(1,089)	(9,184)	(13,578)	(16,960)
Interest expense, net of interest income	(3,591)	(2,830)	(1,506)	(339)	(503)
(Loss) gain on sale of product line and related assets	—	—	(72)	372	—
Charge for repurchase of revenue interest obligation	—	—	—	(16,605)	—
Income tax (expense) benefit	(76)	13	10	268	—

Net loss	$(5,706)	$(3,906)	$(10,752)	$(29,882)	$(17,464)

Net loss per share, basic and diluted	$(0.07)	$(0.05)	$(0.14)	$(0.44)	$(0.33)

Shares used in computing basic and diluted net loss per share	76,675	76,176	75,804	67,181	53,354

		As of December 31
	2010	2009	2008	2007	2006
			(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$22,364	$23,106	$32,291	$48,408	$28,339
Accounts receivable, net	11,877	12,324	10,881	8,438	8,755
Inventories	22,035	26,058	19,757	15,612	9,444
Property and equipment, net	16,809	17,940	14,438	8,252	5,295
License and technology intangible assets, net	9,884	11,376	12,354	8,150	9,000
Total assets	84,075	92,629	91,171	90,217	62,215
Current liabilities	7,700	13,367	11,410	11,282	8,164
Notes payable, net of debt discount	34,415	34,095	33,809	23,895	1,338
Long-term liabilities	387	408	310	511	9,451
Total shareholders’ equity	41,573	44,759	45,642	54,529	43,262

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant in understanding our financial condition and results of operation. In addition to reading management’s discussion and analysis, you should review our consolidated financial statements and accompanying notes thereto as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, which begin on page F-1 of this report.

This discussion and analysis contains forward-looking statements that provide our current expectations, forecasts of future events or goals. You can identify these statements as those that do not relate strictly to historical or current facts. These statements could include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-K may turn out to be incorrect. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are many important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, demand, market acceptance and hospital approval of our products; third party reimbursement rates and health care reform; our ability to compete in increasingly price-sensitive markets; our ability to grow revenues and optimize our hybrid sales model to reach and maintain profitability; our ability to identify and obtain successful third-party distributors and sales agents and our ability to better leverage our existing sales and administrative infrastructures; our ability to manage our manufacturing facilities and increase utilization; our ability to forecast sales during difficult market conditions; the ability of our competitors to develop more technically advanced products; our ability to obtain and maintain regulatory approval of our products; the development of our sales network, sales product mix and related margins; capital expenditures; our ability to repay or refinance our existing debt; future liquidity; uses of cash; the achievement of product development goals and the amount and timing of related milestone and other payments; cost and availability of raw materials; inventory levels; development costs for existing and new products; equity compensation expense; foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “RISK FACTORS” in this report.

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

EXECUTIVE LEVEL OVERVIEW

We are a specialty spine and orthopedic company with a portfolio of orthobiologic and biosurgery products based on novel and unique proprietary biomaterials that have innovative mechanisms of action in the body.

Our orthobiologic platform includes products for the fusion, regeneration and fixation of human bone. Our orthobiologic products are based on our proprietary Vitoss™ Bone Graft Substitute technology and include the Imbibe™ Bone Marrow Aspiration System. Vitoss is the market-leading synthetic bone graft in the United States and has been used in more than 325,000 implantations worldwide. Several of our Vitoss products incorporate our proprietary ceramic glass technology which accelerates bone healing. We continue to develop next generation Vitoss products which we believe will result in improved patient outcomes and maintain Vitoss average selling prices in an increasingly competitive market. In December 2010, the FDA granted regulatory clearance for our Vitoss Bioactive Foam-2X Bone Graft Substitute product, which has the same structure and porosity as Vitoss Bioactive products, but contains increased levels of bioactive glass. In February 2011, the FDA granted regulatory clearance for Vitoss BA Bimodal, another Vitoss product that differs from previous versions by incorporating varying size bioactive glass particles that accelerates the resorption of the bioactive glass. We launched Vitoss Bioactive Foam-2X in February 2011 and expect to launch Vitoss BA Bimodal by the first quarter of 2012.

Our orthobiologic products also include our Cortoss™ Bone Augmentation Material and the Aliquot™ Delivery System. These products were first available for sale in the U.S. in the second half of 2009. Cortoss is an advanced synthetic biomaterial which has regulatory clearance in the U.S. for both vertebroplasty and kyphoplasty. Although the Aliquot system is exempt from regulatory clearance in the U.S., it is currently designed to deliver Cortoss in vertebroplasty procedures only. Following injection into spinal vertebrae, Cortoss hardens to mimic weight-bearing, cortical bone. Cortoss is the first clinically-proven, injectable FDA-cleared alternative to polymethylmethacrylate (PMMA) bone cement for the treatment of vertebral compression fractures, an often extremely painful condition that occurs in patients with osteoporosis and cancer. In addition to extensive clinical data showing statistically significant improvements in pain relief (at three months following implantation) and function (at twenty-four months following implantation) from the use of Cortoss in comparison to PMMA, we believe that Cortoss has significant ease-of-use advantages over current vertebral augmentation technology. We believe that the U.S. launch of Cortoss and Aliquot has been negatively affected by several factors, including two small studies published in The New England Journal of Medicine in August 2009 that questioned the effectiveness of vertebroplasty, a procedure in which Cortoss is used, by uncertainty created by the pending reimbursement review of vertebroplasty and kyphoplasty by a few of Medicare’s local contractors, and by the issuance of clinical practice guidelines in September 2010 by the American Academy of Orthopedic Surgeons (AAOS) that did not support the use of vertebroplasty to treat vertebral compression fractures. While these studies did not evaluate or discuss Cortoss and no reimbursement decisions have yet been announced, we believe that the publication of the studies, the ongoing reimbursement review and the AAOS guidelines have resulted in a notable decrease in the number of vertebroplasty procedures nationwide. We also believe that a recent shift for vertebral augmentation procedures from the hospital in-patient to out-patient settings has adversely affected our launch of Cortoss and Aliquot in the U. S. because the historic call pattern of our sales force is within the in-patient setting. The economic pressure causing this shift was exacerbated during 2009 and 2010 following the imposition of significant fines by the U.S. government on a number of hospitals that treated patients with vertebral compression fractures in the in-patient setting when these patients could have been treated more cost-effectively in the out-patient setting. As a result of these pressures, as well as negative overall economic conditions and health care reform initiatives to reduce costs, we believe the number of vertebral augmentation procedures performed by spine surgeons and neurosurgeons, our primary target audience, has decreased, and a greater number of procedures are being performed in an out-patient setting by interventional radiologists and neuroradiologists, which is a new target physician group for us We also expect that the vertebral augmentation market will continue to face economic and other pressures at least in the near-term. We believe that these factors have resulted in U.S. Cortoss and Aliquot sales that are significantly below our initial expectations for the launch of these products. Prior to and following the launch of Cortoss and Aliquot and in anticipation of significant product demand, we acquired significant inventory quantities of Aliquot from a third party supplier with requisite long manufacturing lead times. Based upon the increasingly negative trends and developments related to vertebroplasty and current sales forecasts, during the fourth quarter of 2010, we recorded a $3.5 million inventory charge primarily for Aliquot inventory that either was expected to expire prior to sale or was not expected to be sold based on our current projections of product demand.

We are currently developing a suite of cavity creation devices that are designed to expand the use of Cortoss in the treatment of vertebral compression fractures for physicians who prefer kyphoplasty over vertebroplasty.

Over the longer term, we plan to seek U.S. regulatory clearance of Cortoss for additional indications that could expand its usage within the hospital in-patient surgery setting. These development efforts are currently ongoing and to date, we have submitted a
510(k) application to the FDA for the use of Cortoss in cranial defect repair.

Our biosurgery products include Vitagel™ Surgical Hemostat, Vitasure™ Absorbable Hemostat, and the CellPaker™ Plasma Collection System used in conjunction with Vitagel, and other accessories and delivery products that complement our Vitagel product. These products incorporate advanced biosurgical materials and product engineering to help control bleeding during surgeries. In an effort to increase our biosurgery sales, in 2011 we launched new marketing programs to promote the use of our Vitagel products in orthopedic joint reconstruction, obstetrics/gynecology and vascular surgery.

We sell our products worldwide and focus on the United States orthopedic and spine market. In the United States our products are sold through our direct sales force, third-party distributors and sales agents. Our “hybrid” distribution organization focuses its marketing efforts on orthopedic surgeons, interventional radiologists, neuroradiologists and hospital administrators. Our products can be used in hospital in-patient procedures, hospital out-patient procedures and ancillary surgical center procedures. Outside the United States we use a direct sales force to sell our products in the United Kingdom and third-party distributors to sell our products in other parts of the world.

We manufacture the majority of our products at our headquarters in Malvern, Pennsylvania. We are highly dependent on Kensey Nash Corporation (Kensey) as a sole source provider of certain raw materials used in the manufacture of Vitoss Foam products. We co-developed the Vitoss Foam platform with Kensey and our cost of goods sold includes royalty expense to Kensey. We obtain from a limited number of other third party manufacturers additional raw materials and a majority of the disposable components that accompany and are used with our products. We expect to continue to use third party manufacturers for these elements in order to reduce costs and increase product gross margins.

We manage our orthobiologic and biosurgery platforms as a single business unit. These platforms are marketed and sold by a single sales force to the same customer base. Accordingly, we report our financial results under a single operating segment – the development, manufacture and sale of specialty spine and orthopedic products.

In addition to the impact of the New England Journal of Medicine articles and reimbursement review discussed above, our business has been negatively affected by macroeconomic and other key factors that could continue to affect us in 2011 and beyond:

•	Continued high unemployment and the slow economic recovery have resulted in a drop in spine procedures nationwide, which has contributed to a decline in Vitoss revenues.

•

Increased focus on the general cost of healthcare has triggered notable changes in payer and hospital behavior. Payers and hospitals are becoming increasingly price sensitive and are aggressively seeking price concessions and allowances and, in some cases, seek lower cost alternatives to our products. This price pressure has and will continue to place pressure on our average selling prices.

•

There has been a significant shift of vertebral augmentation procedures from the hospital in-patient to out-patient settings, which adversely affected our launch of Cortoss and Aliquot in the U. S. The economic pressure causing this shift was exacerbated during 2009 and 2010 following the imposition of significant fines by the U.S. government on a number of hospitals that treated patients with vertebral compression fractures in the in-patient setting when these patients could have been treated more cost-effectively in the out-patient setting. As a result of these pressures, we believe the number of vertebral augmentation procedures performed by spine surgeons and neurosurgeons, our primary target audience, has decreased, and a greater number of procedures are being performed in an out-patient setting by interventional radiologists and neuroradiologists, which is a new target physician group for us. We believe that our initial efforts to reach this new target group with our existing sales force requires significantly more effort on the part of our sales force and, during 2009 and 2010, diluted our efforts to sell Vitoss in the in-patient market.

•

We may face increasing competition from physician-owned distributors, or PODs. PODs are entities in the medical device supply chain that derive a proportion of their revenue from selling or arranging for the sale of medical devices ordered by physician-investors for use in procedures they perform on their own patients at hospitals that agreed to purchase from or through the POD, or that otherwise furnish ordering physicians with income that is based directly or indirectly on those orders of medical devices. We believe that the number of PODs in the spine and orthopedic markets will continue to grow as economic pressures increase through the industry, hospitals, insurers and physicians search for ways to reduce costs, and medical device manufacturers seek ways to maintain or grow market share.

We continue to optimize our hybrid sales force in order to proactively respond to these factors by (i) augmenting our direct sales efforts with distributors and/or sales agents that specialize in the out-patient market or who are particularly strong in a particular region of the country or with particular customers; (ii) streamlining our direct sales force to achieve profitability of our direct sales force, and (iii) developing next generation products to improve patient outcomes and broaden the market opportunities for our products. Our goal is to regain sales momentum, grow our Vitoss platform, increase penetration of Cortoss and grow our biosurgery product sales. There are many factors that will affect our ability to achieve these objectives and there is no guarantee that we will be able to achieve any of these goals. Some of these risks are contained in the forward-looking statements overview at the introduction of this discussion. Other risk factors are addressed in ITEM 1A. “RISK FACTORS” in this report.

We remain committed to our mission to develop and market quality products backed by clinical research that will improve patient outcomes and meet the needs of our surgical customers with maximum effectiveness and safety. Our strategy to accomplish this is threefold: (i) maximize the growth of existing products by continuing to optimize our direct sales force, develop additional clinical data and manage the lifecycles of product portfolios; (ii) continue product pipeline development of our own internally developed products; and (iii) pursue in-licensing, joint venture and acquisition opportunities to augment our product portfolio.

You should also read the additional detailed commentary of product sales, gross profit, operating expenses and other analyses of the year ended December 31, 2010 compared to 2009, as well as similar comparisons for the year ended December 31, 2009 to 2008 contained later in this discussion.

Summary Full Year 2010 Financial Results

Product sales for 2010 increased to $94.7 million from $92.9 million in 2009, an increase of 2%. This increase was primarily due to higher sales of Vitoss Bioactive Foam and our Biosurgery products, and a full year of U.S. Cortoss and Aliquot sales (which we launched in July 2009); these increases were offset partially by lower sales of other Vitoss products.

Gross profit for 2010 was $59.7 million, or 63% of product sales, compared to $62.9 million, or 68% of product sales, for 2009. This decrease was primarily attributable to a $3.5 million inventory reserve charge recorded in the fourth quarter of 2010 principally related to Aliquot inventory which either was expected to expire prior to its anticipated sale or was not expected to be sold based upon current forecasts of product demand. Also contributing to the lower gross profit in 2010 as compared to 2009 were higher excess manufacturing capacity charges. Excess manufacturing capacity charges result when actual inventory production is below normal productive capacity.

In June 2010, we implemented a headcount reduction and selectively reduced certain discretionary expenses, which resulted in lower operating expenses in 2010 compared to 2009. Operating expenses for 2010 were $61.8 million, or 65% of product sales, as compared to $64.0 million, or 69% of product sales for 2009. As a percentage of sales, each of the categories of operating expenses shown in the table below has been declining or remaining constant.

We expect operating expenses as a percentage of sales to decline in future periods as we succeed in leveraging our existing sales and administrative infrastructure to generate increased product sales, optimizing our hybrid sales model in order to improve productivity and to reach and maintain profitability, and continuing to manage all other expenditures.

Please read the additional detailed commentary contained later in this discussion of product sales, gross profit, operating expenses and other analyses of 2010 compared to 2009, as well as similar comparisons for 2009 versus 2008.

CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable, inventories and realizability of long-lived assets. We use historical experience and other assumptions as the basis for making estimates. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods. The critical accounting policies addressed below have been reviewed with the Audit Committee of our Board of Directors and reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements.

The list below is not intended to be a comprehensive list of all our accounting policies. See our consolidated financial statements and notes thereto included in this report which contains accounting policies and other disclosures required by GAAP.

Revenue Recognition

Revenue is not recognized until persuasive evidence of an arrangement exists, performance or shipment has occurred, the sales price is fixed or determinable and collection is probable. In the U.S. and the U.K., we recognize product sales revenue upon either shipment of purchased product to the customer, or receipt of documentation from the customer indicating its consumption of product from consigned inventory. Outside the U.S. and the U.K., revenue from product sales is recognized upon shipment of the product to the independent stocking distributors.

We have no obligations to our customers once title has been transferred but allow the return or exchange of ambient temperature products within five days after their original delivery. Subsequent to the end of every quarter we adjust sales, cost of sales, commission expense, inventory, accounts receivable and accrued commission expense for the effect of such returns. We generally require each of our U.S. and U.K. customers to pay on a net 30-day basis. Outside of the U.S. and the U.K., independent stocking distributors are generally required to pay on a net 60-day basis.

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

Inventories

Inventories are stated at the lower of cost or market value using the first-in first-out basis, or FIFO and consist of raw materials, Kensey raw material conversion costs, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories, and when, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value to reduce inventory costs to their net realizable values or the inventories are completely written off. We base these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. The cost of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. With the exception of the Texas margin tax credit described in note 15 to our consolidated financial statements included in this report, management believes it is more likely than not that we will not realize the deferred tax assets in excess of deferred tax liabilities, and as such, a full valuation allowance is maintained against the net deferred tax assets in excess of the Texas Margin tax credit.

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

Stock-based Compensation

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

Long-Lived Assets and Intangible Assets

We test all long-lived assets and intangible assets for recoverability whenever events or changes in circumstances indicate that we may not be able to recover an asset’s carrying amount. We evaluate the recoverability of an asset by comparing its carrying amount to the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If the undiscounted cash flows are not sufficient to recover the carrying amount, we measure any impairment loss as the excess of the carrying amount of the asset over its fair value. Events which could trigger asset impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner or use of an asset or in our overall business strategy, significant negative industry or economic trends, shortening of product life-cycles, negative changes in third party reimbursement, or changes in technology. We currently believe the future cash flows to be received from all long-lived assets will exceed their carrying value, and accordingly we have not recognized any impairment losses for the years ended December 31, 2010, 2009 or 2008. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued amended guidance requiring additional fair value disclosures related to inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between levels in the hierarchy of fair value measurement. This guidance became effective for us beginning on January 1, 2010 and did not have a significant impact on our consolidated financial statements.

RESULTS OF OPERATIONS

We have incurred annual operating losses since inception. We may continue to incur operating losses in the future unless or until we can consistently leverage our product portfolio, our sales and administrative infrastructure, our manufacturing capacity and our product development capability to generate product sales in amounts that exceed our cost of sales and operating expenses. Our ability to increase revenue and to attain profitability are affected by the risk factors addressed in ITEM 1A. “RISK FACTORS” in this report. The following information summarizes our results of operations for the years ended December 31, 2010, 2009 and 2008:

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Product Sales

	December 31,
(dollars in thousands)	2010	2009	% Change
Orthobiologics	$71,773	$71,297	1%
Biosurgery	22,890	21,556	6%

	$94,663	$92,853	2%

Product sales increased $1.8 million, or 2%, to $94.7 million in 2010, from $92.9 million in 2009. For the year ended December 31, 2010, 95% of product sales were in the U.S. and 5% were outside the U.S. as compared with 94 % and 6%, respectively, in 2009.

Orthobiologic product sales represented 76% and 77 % of total product sales in 2010 and 2009, respectively. Orthobiologic product sales increased $0.5 million, or 1%, to $71.8 million in 2010, from $71.3 million in 2009. Orthobiologic product sales for 2010 included $4.0 million of U.S. product sales of Cortoss and Aliquot as compared to $1.1 million in 2009. Cortoss was launched in the United States in the second half of 2009. Orthobiologic product sales for 2010 and 2009 included $1.0 million and $0.6 million, respectively, from our sale under a supply agreement of Vitomatrix material used in the manufacture of dental implants. This supply agreement was terminated in March 2010, and no further sales relating to this agreement are expected. Excluding the Vitomatrix sale, Orthobiologic sales were $70.7 million in both 2010 and 2009, with a 6% increase in average selling price offset by a 6% decrease in unit volume in 2010 versus 2009.

Vitoss product sales in 2010 were 4% lower than in 2009. Within the Vitoss product family, sales of Vitoss Bioactive Foam, our Vitoss product launched in 2008 that accounted for 63% of total Vitoss sales, increased 8% in 2010 compared to 2009, but this increase was more than offset by decreases in sales of Vitoss Foam products and Vitoss morsels. Sales of Vitoss products have been, and may continue to be, negatively affected by the current economic recession and high unemployment, the associated reduction of surgical procedures traditionally using Vitoss products and increasing efforts by hospitals to contain and reduce costs. We continue to manage the Vitoss product life cycle by developing next generation Vitoss products. Vitoss Bioactive Foam-2X and Vitoss Bimodal received FDA clearance in December 2010 and February 2011, respectively. We launched Vitoss Bioactive Foam-2X in the United States in February 2011 and expect to launch Vitoss Bimodal in the United States by the first quarter of 2012.

Biosurgery product sales represented 24% and 23% of total product sales for 2010 and 2009, respectively. Biosurgery product sales increased $1.3 million, or 6%, to $22.9 million in 2010, from $21.6 million, primarily due to higher Vitagel sales with 5% attributable to higher average selling prices and 1% due to increased unit volume.

Gross Profit

	December 31,
(dollars in thousands)	2010	2009	% Change
Gross profit	$59,718	$62,939	(5)%
Gross profit as a percentage of product sales	63%	68%

Gross profit was $59.7 million, or 63% of product sales, for 2010 and $62.9 million, or 68% of product sales, for 2009. The decrease in gross profit and gross profit as a percentage of product sales in 2010 from 2009 is primarily due to increased inventory reserve and excess manufacturing capacity charges. Inventory reserve charges were $4.1 million in 2010 compared to $0.4 million in 2009; excess manufacturing capacity charges were $1.6 million in 2010 compared to $0.3 million in 2009. The inventory reserve charge of $4.1 million included a fourth quarter charge of $3.5 million primarily for Aliquot inventory that was expected either to expire prior to sale or to remain unsold based upon current forecasts of product demand. Aliquot is used to deliver Cortoss in vertebroplasty procedures. As mentioned above under EXECUTIVE LEVEL OVERVIEW, in connection with the U.S. launch of Cortoss in the second half of 2009, we purchased significant quantities of Aliquot raw materials from a third party supplier, which had long manufacturing lead times, in anticipation of significant demand for Cortoss. Sales of Cortoss have been significantly lower than anticipated and have resulted in the inventory reserve charge described above.

Our gross profit may fluctuate from quarter to quarter based on excess manufacturing capacity charges and inventory reserve charges, as well as the mix of products sold from period to period.

Operating Expenses

	December 31,
(dollars in thousands)	2010	2009	% Change
Operating expenses	$61,757	$64,028	(4)%
Operating expenses as a % of product sales	65%	69%

Operating expenses decreased $2.2 million, or 4%, to $61.8 million in 2010, from $64.0 million in 2009. Operating expenses as a percentage of product sales were 65% and 69% for 2010 and 2009, respectively. The decrease is primarily due to lower selling and marketing expenses (including lower commission expense) and lower research and development expenses, partially offset by higher general and administrative expenses.

General and administrative expense

	December 31,
(dollars in thousands)	2010	2009	% Change
General and administrative expense	$12,240	$12,172	1%
General and administrative expense as a % of product sales	13%	13%

General and administrative expenses increased less than $0.1 million, or 1%, in 2010 as compared to 2009. The slight increase was primarily due to increased expenditures to provide a sustainable information technology infrastructure to support current and expected future sales growth. As a percentage of product sales, general and administrative expenses were 13% for each of 2010 and 2009.

Selling and marketing expense

	December 31,
(dollars in thousands)	2010	2009	% Change
Selling and marketing expense	$44,359	$45,070	(2)%
Selling and marketing expense as a % of product sales	47%	49%

Selling and marketing expenses decreased $0.7 million, or 2%, to $44.4 million in 2010, from $45.1 million in 2009. As a percentage of product sales, selling and marketing expenses were 47% and 49% in 2010 and 2009, respectively. At December 31, 2010, our direct sales force was composed of 84 sales representatives, while at December 31, 2009, our direct sales force was composed of 103 sales representatives. This decrease in the number of direct sales representatives reflects our effort to optimize our hybrid sale model and to use distributors and sales agents where appropriate, and resulted in lower personnel–related expenditures in 2010 compared to 2009. Also contributing to lower selling and marketing expense in 2010 compared to 2009 was a lower overall commission rate. These lower expenditures for personnel and commissions were partially offset by increased expenditures for post-approval marketing studies, which primarily related to our Vitoss products. Selling and marketing expenses for 2009 also included costs associated with the launch of Cortoss in the U. S. in the second half of 2009. We expect that selling and marketing expenses as a percentage of product sales will decrease over time as we increase product sales and further optimize our hybrid sales model.

Research and development expense

	December 31,
(dollars in thousands)	2010	2009	% Change
Research and development expense	$5,158	$6,786	(24)%
Research and development expense as a % of product sales	5%	7%

Research and development decreased $1.6 million, or 24%, to $5.2 million in 2010, from $6.8 million in 2009, primarily attributable to lower Cortoss and certain other product development costs partially offset by a $0.5 million write-off relating to a prepayment in connection with a development project where the supplier was unable to satisfy its obligations under our agreement. Nevertheless, we anticipate continuing the development of this product with another party. Research and development expenses were 5% and 7% of product sales for 2010 and 2009, respectively.

Other income (expense), net

	December 31,
(dollars in thousands)	2010	2009	% Change
Other income (expense), net	$(3,591)	$(2,830)	27%

Other income (expense), net includes interest expense and interest income. We recorded ($3.6) million and ($2.8) million of other income (expense), net for 2010 and 2009, respectively. Other income (expense), net for 2010 was higher than in 2009 primarily due to higher interest expense in 2010 than in 2009 as we capitalized more interest in 2009 as compared to 2010. Interest was capitalized as part of the construction of our collagen production facility which became operational in the third quarter of 2010. Also contributing to the higher other income (expense), net in 2010 compared to 2009 was lower interest income primarily resulting from lower interest rates combined with lower cash, cash equivalents and short-term investment balances in 2010.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Product Sales

	December 31,
(dollars in thousands)	2009	2008	% Change
Orthobiologics	$71,297	$58,170	23%
Biosurgery	21,556	18,745	15%

	$92,853	$76,915	21%

Product sales increased $15.9 million, or 21%, to $92.9 million in 2009, from $76.9 million in 2008. Orthobiologic product sales and biosurgery product sales increased 23% and 15%, respectively. For both 2009 and 2008, 94% of product sales were in the United States and 6% were outside the U.S. Approximately 67% of our product sales during 2009 were from products based upon our Vitoss Foam platform co-developed with Kensey, including Vitoss Bioactive Foam.

Orthobiologic product sales represented 77% of total product sales in 2009 compared to 76% in 2008. Orthobiologic product sales increased $13.1 million, or 23%, to $71.3 million in 2009, from $58.2 million in 2008, primarily due to higher sales of Vitoss Bioactive Foam products, which we launched in 2008. Sales of Cortoss in the U.S. also contributed to the higher orthobiologic product sales in 2009. We began to sell Cortoss in the U.S. in the second half of 2009. Sales of Cortoss and Aliquot in the United States were $1.1 million in 2009.

Biosurgery product sales represented 23% of total product sales in 2009 compared to 24% in 2008. Biosurgery product sales increased $2.8 million, or 15%, to $21.6 million in 2009 from $18.7 million in 2008, with the increase primarily due to an increase in Vitagel sales.

Gross Profit

	December 31,
(dollars in thousands)	2009	2008	% Change
Gross profit	$62,939	$50,986	23%
Gross profit as a percentage of product sales	68%	66%

Gross profit for 2009 and 2008 was $62.9 million and $51.0 million, respectively. As a percentage of product sales, gross profit was 68% for 2009, compared to 66% for 2008. Gross profit increases were seen in both the orthobiologic and biosurgery product families and primarily reflect more favorable product mix and successful efforts to reduce the cost of disposable and plastic components that are included in our product kits. Our gross profit may fluctuate from quarter to quarter based on the mix of products sold from period to period.

Operating expenses

	December 31,
(dollars in thousands)	2009	2008	% Change
Operating expenses	$64,028	$60,170	6%
Operating expenses as a % of product sales	69%	78%

Operating expenses increased $3.8 million or 6%, to $64.0 million in 2009 from $60.2 million in 2008. Operating expenses as a percentage of product sales declined to 69% in 2009 from 78% in 2008. All components of operating expenses as a percentage of product sales have been decreasing as we leverage our infrastructure to generate incremental sales. The increase in operating expenses for 2009 over 2008 was due to higher commissions associated with increased product sales, infrastructure expansion expenses, and increased marketing costs related to the launch of Cortoss in the U. S., partially offset by more effective cost management of certain sales force discretionary spending.

General and administrative expense

	December 31,
(dollars in thousands)	2009	2008	% Change
General and administrative expense	$12,172	$10,753	13%
General and administrative expense as a % of product sales	13%	14%

General and administrative expenses increased $1.4 million, or 13%, to $12.2 million in 2009, from $10.8 million in 2008. The increase is primarily due to additional finance, human resources and information technology staff required to provide sustainable infrastructure for future sales growth. Expenses for 2009 also included severance costs of $0.4 million associated with the departure of a senior executive officer. As a percentage of product sales, general and administrative expenses were 13% of product sales in 2009 compared to 14% of product sales in 2008

Selling and marketing expense

	December 31,
(dollars in thousands)	2009	2008	% Change
Selling and marketing expense	$45,070	$42,706	6%
Selling and marketing expense as a % of product sales	49%	56%

Selling and marketing expenses increased $2.4 million, or 6%, to $45.1 million in 2009, from $42.7 million in 2008. Higher product sales commissions combined with costs associated with the launch of Cortoss in the U. S. were partially offset by reduced sales force discretionary spending and lower recruiting costs. Our field sales team increased to 111 employees at December 31, 2009, of which 90 were direct sales representatives, 13 were associate sales representatives and 8 were managers, from 96 employees at December 31, 2008, of which 76 were direct sales representatives, 11 were associate sales representatives and 9 were managers. As a percentage of product sales, selling and marketing expenses were 49% of product sales in 2009 compared to 56% of product sales in 2008.

Research and development expense

	December 31,
(dollars in thousands)	2009	2008	% Change
Research and development expense	$6,786	$6,711	1%
Research and development expense as a % of product sales	7%	9%

Research and development expenses increased $0.1 million, or 1%, to $6.8 million in 2009, from $6.7 million in 2008. The increase for 2009 was due to increased next generation and new product development costs offset by lower Cortoss development and clinical trial costs. As a percentage of product sales, research and development expenses were 7% of product sales in 2009 compared to 9% of product sales in 2008.

Other income (expense), net

	December 31,
(dollars in thousands)	2009	2008	% Change
Other income (expense), net	$(2,830)	$(1,578)	79%

Other income (expense), net, includes interest income, interest expense and gain or loss on asset disposals. We recorded ($2.8) million and ($1.6) million of other income (expense), net for 2009 and 2008, respectively. Other income (expense), net for 2009 was higher than in 2008 primarily due to lower interest income resulting from lower interest rates and lower cash, cash equivalents and short-term investment balances in 2009, combined with higher interest expense in 2009 than in 2008. The higher 2009 interest expense was due to a higher level of borrowings outstanding for a longer period of time during 2009 as compared to 2008.

LIQUIDITY AND CAPITAL RESOURCES

We experienced negative annual operating cash flows from our inception through 2009 and we have funded our operations primarily from the proceeds we received from sales of our common stock and other debt and equity securities. For 2010, we had positive cash flow from operations of $0.2 million. At December 31, 2010 and 2009, key liquidity indicators were as follows:

	December 31,
(dollars in thousands)	2010	2009
Cash and cash equivalents	$11,059	$7,757
Short-term investments	11,305	15,349

Total cash, cash equivalents and short-term investments	$22,364	$23,106

Working capital	$49,200	$48,905

Notes payable	$34,415	$34,095

The Company’s cash flow activity was as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$186	$(5,064)	$(14,210)
Net cash provided by investing activities	2,314	2,813	2,720
Net cash provided by financing activities	920	1,446	10,196
Effect of exchange rate changes on cash and cash equivalents	(118)	44	(374)

Net increase (decrease) in cash and cash equivalents	$3,302	$(761)	$(1,668)

Although we expect to generate positive cash flows from operations in 2011, our ability to consistently generate positive cash flows is heavily dependent upon: (i) maintaining and growing product sales; (ii) our product sales mix as relative increases in sales of our lower margin products result in lower gross profit; (iii) the amount of inventory, including raw materials and work-in-process, that we maintain to support product sales, anticipated product sales and anticipated product launches; (iv) the overall level of our research and development activities, which will depend on the development status and costs of products in our pipeline and any new products that we could pursue in the future, and (v) costs associated with the refinancing of our existing $35 million debt. Accordingly, for the foreseeable future, our operating cash requirements may continue to be subject to quarterly volatility. If we are unable to improve cash flows from operations, we may need to consider and evaluate alternatives including reduction of capital expenditures and other cost reductions, and will need to refinance or renegotiate the terms of our outstanding debt. Additionally, cash resources could be affected by in-licensing, joint ventures, acquisitions and other investment opportunities that we may pursue.

We have $35 million in outstanding principal indebtedness under a senior secured note facility which is due July 30, 2012. We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing and, if we are able to refinance this indebtedness, that the terms of such a refinancing would equal to or better than the terms of the existing senior secured note facility. In addition, we are required to pay a prepayment premium in the event that we refinance this obligation prior to July 30, 2012. The amount of the prepayment premium depends on the timing of the prepayment and decreases over time. Assuming we repaid this obligation in full on March 31, 2011, the prepayment premium would be approximately $1.9 million. This prepayment premium would negatively impact our cash flows and cash resources. In addition to the prepayment premium, if we repay this indebtedness in full or in part prior to July 30, 2012, we would be required to write-off the unamortized debt discount and debt issuance costs remaining on our balance sheet at the date of such refinancing and recognize a non-cash loss on the early extinguishment of debt. Assuming this debt was fully repaid on March 31, 2011, we would expect to recognize a charge would be approximately $2.5 million in connection with the early extinguishment of debt. Additionally, our cash flows and cash resources could be negatively impacted if we elected to repay the existing outstanding principal indebtedness with a combination of our existing cash and cash equivalents and new borrowings.

Discussion of Cash Flows

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities was $0.2 million for 2010, compared to net cash used in operating activities of $5.1 million for 2009. This $5.3 million improvement is attributable to reduced operating expenses, increased collection efforts over accounts receivable and lower purchases of inventory, which were partially offset by reduced accounts payable and other current liabilities.

During 2010, we used cash of $3.7 million and $0.3 million to fund operations in the quarters ended March 31, 2010 and June 30, 2010, respectively; however, we generated positive cash flows from operations of $2.4 million and $1.8 million in the quarters ended September 30, 2010 and December 31, 2010, respectively. Our cash usage may fluctuate on a quarterly basis.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $2.3 million in 2010 as compared to $2.8 million for 2009. Net proceeds from the sale and maturity of investments decreased by $4.4 million in 2010 compared to 2009. Purchase of property and equipment totaled $1.5 million and $4.9 million in 2010 and 2009, respectively. For 2011, we expect that expenditures for property and equipment will approximate 2010 spending.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $0.9 million in 2010 and $1.4 million in 2009, all of which was derived from the exercise of employee stock options and the sale of our common stock under our employee stock purchase plan. The extent and timing of proceeds from future stock option and warrant exercises, if any, are primarily dependent upon future trading prices for our common stock and the expiration dates of these instruments.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Below is a table that presents our contractual obligations and commitments as of December 31, 2010:

					More
		Less			Than
		Than			Five
Contractual Obligations (3)	Total	One Year	1-3 Years	3-5 Years	Years

Notes Payable (1)	$35,000	$—	$35,000	$—	$—
Lease Obligations (2)	6,442	885	1,883	2,001	1,673

Total	$41,442	$885	$36,883	$2,001	$1,673

(1)	Senior Secured Note Purchase Facility. We have $35 million in outstanding principal indebtedness under a senior secured note purchase facility. Notes issued under the facility are due July 30, 2012.

Borrowings under the facility are guaranteed by us and one of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot. We are required to make quarterly interest-only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, except that during the continuance of any event of defaults, interest would accrue at the rate of 12% per year and the notes would be payable on demand. As of December 31, 2010, we were in compliance with all covenants under the facility. Based on our current operating plans, we expect to be in compliance with the covenants under the facility for at least the next twelve months from the date of filing of this report. We expect to incur quarterly interest payments of $875,000 under our debt facility during 2011 and thereafter until maturity on July 30, 2012. Prepayment of the obligation under our facility is subject to a prepayment premium, the amount of which depends on the timing of the prepayment. As discussed above, we are seeking to refinance this obligation. Any prepayment premium and the write off of the remaining debt discount and unamortized debt issuance costs would be recognized as an operating expense in the period of the prepayment and recorded as a loss on the early extinguishment of debt.

(2)	Leases. We lease facilities under non-cancelable operating leases that extend through July 31, 2017. As we continue to expand, we expect to lease additional facilities.

(3)	In addition to the contractual obligations and commitments set forth above, we have the following contractual obligations:

Agreement with Kensey Nash Corporation. Approximately 67% of our product sales during 2010 were from products based upon our Vitoss Foam platform co-developed with Kensey, including Vitoss Bioactive Foam. As of December 31, 2010, we owed Kensey $0.7 million for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on our consolidated balance sheet as of December 31, 2010 included in this report.

Excluded from the above table are certain product development milestones and related payments. In connection with the development of new products with business partners, we may contractually agree to make milestone payments upon achievement of specified developmental goals. The timing and actual amount of these payments can be difficult to determine as they depend upon satisfactory achievement of product development and other milestones, which will be determined based on events that may occur in the future. During 2009 payments of $1.9 million were made for license fees and product development milestones pursuant to the contractual obligations that were incurred in 2009. If these products under development are brought to market, we may be obligated to make certain launch-related milestone payments of up to $1 million, as well as additional payments which may be made depending upon the potential achievements of clinical and sales milestones in the future. There were no such product development payments made in 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As of December 31, 2010, our total exposure to foreign currency risk in U.S. dollar terms was approximately $3.2 million, or 4% of our total assets. The potential impact of a hypothetical 10% decline in the foreign exchange rates would result in a total decline in the fair value of our assets of approximately $0.3 million at December 31, 2010.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of December 31, 2010, our short-term investments consisted of highly liquid investment-grade marketable securities. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of

1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Orthovita, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. KPMG LLP’s report on the effectiveness of the Company’s internal control over financial reporting appears below.

Antony Koblish	Nancy C. Broadbent
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

March 16, 2011

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited Orthovita, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orthovita, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Orthovita, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthovita, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 16, 2011

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2010

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	8,136,000	$3.54	4,609,000

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

Date: March 16, 2011	ORTHOVITA, INC.

	By:	/s/ ANTONY KOBLISH
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ANTONY KOBLISH	President, Chief Executive Officer and Director	March 16, 2011
(principal executive officer)

/S/ WILLIAM E. TIDMORE, JR.	Chairman	March 16, 2011

/S/ NANCY C. BROADBENT	Senior Vice President and Chief Financial Officer	March 16, 2011
(principal financial and accounting officer)

/S/ R. SCOTT BARRY	Director	March 16, 2011

/S/ MORRIS CHESTON, JR.	Director	March 16, 2011

/S/ MARY E. PAETZOLD	Director	March 16, 2011

/S/ PAUL G. THOMAS	Director	March 16, 2011

/S/ PAUL T. TOUHEY, JR.	Director	March 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Orthovita, Inc.:

We have audited the accompanying consolidated balance sheets of Orthovita, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orthovita, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orthovita, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 16, 2011

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,059	$7,757
Short-term investments	11,305	15,349
Accounts receivable, net of allowance for doubtful accounts of $282 and $217, respectively	11,877	12,324
Inventories	22,035	26,058
Other current assets	631	784

Total current assets	56,907	62,272

Property and equipment, net	16,809	17,940
License and technology intangible assets, net	9,884	11,376
Other assets	475	1,041

Total assets	$84,075	$92,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,191	$5,028
Accrued compensation and related expenses	1,106	2,805
Other accrued expenses	5,403	5,534

Total current liabilities	7,700	13,367

LONG-TERM LIABILITIES:
Notes payable, net of debt discount of $585 and $905, respectively	34,415	34,095
Other long-term liabilities	387	408

Total long-term liabilities	34,802	34,503

Total liabilities	42,502	47,870

COMMITMENTS (Note 16)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 100,000 shares authorized, 76,881 and 76,542 shares issued and outstanding	769	765
Additional paid-in capital	227,569	224,734
Accumulated deficit	(186,284)	(180,578)
Accumulated other comprehensive loss	(481)	(162)

Total shareholders’ equity	41,573	44,759

Total liabilities and shareholders’ equity	$84,075	$92,629

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended December 31,
	2010	2009	2008
PRODUCT SALES	$94,663	$92,853	$76,915
COST OF SALES	34,945	29,914	25,929

GROSS PROFIT	59,718	62,939	50,986

OPERATING EXPENSES:
General and administrative	12,240	12,172	10,753
Selling and marketing	44,359	45,070	42,706
Research and development	5,158	6,786	6,711

Total operating expenses	61,757	64,028	60,170

OPERATING LOSS	(2,039)	(1,089)	(9,184)

OTHER INCOME (EXPENSE), NET:
Interest expense	(3,641)	(3,112)	(2,777)
Interest income	50	282	1,271
Loss on sale of product line and related assets	—	—	(72)

Total other expense, net	(3,591)	(2,830)	(1,578)

LOSS BEFORE INCOME TAXES	(5,630)	(3,919)	(10,762)
INCOME TAX (EXPENSE) BENEFIT	(76)	13	10

NET LOSS	$(5,706)	$(3,906)	$(10,752)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.07)	$(0.05)	$(0.14)

SHARES USED IN COMPUTING BASIC AND DILUTED NET
LOSS PER SHARE	76,675	76,176	75,804

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive
	Number of shares	Amount	Capital	Deficit	Income (Loss)	Loss	Total

BALANCE, JANUARY 1, 2008	75,684	$756	$219,444	$(165,920)	$248	$	$54,528
Purchase of shares by employees, non-employees and exercise of warrants	80	1	195	—	—	—	196
Issuance of shares under restricted stock award	28	1	40	—	—	—	41
Issuance of shares for services	7	—	21	—	—	—	21

Issuance of warrants in connection with debt facility	—	—	286	—	—	—	286
Issuance of shares in exchange for non-employee consultant stock options	131	1	415	—	—	—	416
Stock-based compensation expense related to stock options and restricted stock units	—	—	1,232	—	—	—	1,232
Comprehensive loss:		—
Net loss	—	—	—	(10,752)	—	(10,752)	(10,752)
Other comprehensive loss:
Unrealized gain on investments	—	—	—	—	101	101	101
Currency translation adjustment	—	—	—	—	(427)	(427)	(427)

Comprehensive loss						$(11,078)

BALANCE DECEMBER 31, 2008	75,930	759	221,633	(176,672)	(78)		45,642
Purchase of shares by employees, non-employees and exercise of warrants	428	4	1,442	—	—	—	1,446
Issuance of shares under restricted stock award	28	—	95	—	—	—	95

Stock-based compensation expense related to stock options and restricted stock units	156	2	1,564	—	—	—	1,566
Comprehensive loss:
Net loss	—	—	—	(3,906)	—	(3,906)	(3,906)
Other comprehensive loss:
Unrealized loss on investments	—	—	—	—	(150)	(150)	(150)
Currency translation adjustment	—	—	—	—	66	66	66

Comprehensive loss						$(3,990)

BALANCE DECEMBER 31, 2009	76,542	765	224,734	(180,578)	(162)		44,759
Purchase of shares by employees	311	3	917	—	—	—	920
Issuance of shares under restricted stock award	28	1	89	—	—	—	90
Stock-based compensation expense related to stock options and restricted stock units	—	—	1,829	—	—	—	1,829
Comprehensive loss:							—
Net loss	—	—	—	(5,706)	—	(5,706)	(5,706)
Other comprehensive loss:							—
Currency translation adjustment	—	—	—	—	(319)	(319)	(319)

Comprehensive loss						$(6,025)

BALANCE DECEMBER 31, 2010	76,881	$769	$227,569	$(186,284)	$(481)		$41,573

The accompanying notes are an integral part of these statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(5,706)	$(3,906)	$(10,752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of discounts and premiums related to investments	244	36	(389)
Depreciation and amortization of property and equipment	2,772	1,831	1,728
Amortization of license and technology intangible assets	1,492	1,493	995
Amortization of debt discount	320	286	199
Common stock issued for services rendered	—	—	21
Compensation related to restricted stock awards, restricted stock units and stock option accounting for employees and non-employees	1,838	1,669	1,260
Charge related to exchange of non-employee stock options for common stock	—	—	170
Deferred tax expense	—	7	7
Provision for doubtful accounts	71	18	97
Loss on disposal of property and equipment	—	—	72
Increase in inventory reserves	4,141	433	465
Noncash asset impairment charge	500	—	—
Decrease (increase) in (net of business acquisition in 2008)—
Accounts receivable	184	(1,444)	(2,578)
Inventories	(157)	(6,723)	(3,652)
Other current assets	116	(48)	(71)
Other assets	(37)	(425)	(212)
(Decrease) increase in —	—	—
Accounts payable	(3,858)	901	(773)
Accrued compensation and related expenses	(1,505)	357	202
Other accrued expenses	(305)	375	(1,056)
Other long-term liabilities	76	76	57

Net cash provided by (used in) operating activities	186	(5,064)	(14,210)

INVESTING ACTIVITIES:
Purchase of investments	(18,521)	(29,936)	(40,750)
Proceeds from sale and maturity of investments	22,321	38,174	55,674
Purchases of property and equipment	(1,486)	(4,910)	(5,852)
Purchase of intangible asset	—	(515)	—
Proceeds from sale of property and equipment	—	—	200
Acquisition of business	—	—	(6,552)

Net cash provided by investing activities	2,314	2,813	2,720

FINANCING ACTIVITIES:
Proceeds from notes payable	—	—	10,000
Proceeds from issuance of common stock	920	1,446	196

Net cash provided by financing activities	920	1,446	10,196

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(118)	44	(374)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,302	(761)	(1,668)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,757	8,518	10,186

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,059	$7,757	$8,518

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

2. Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements of our international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, and an average exchange rate for each period of revenues, expenses, and gains and losses. The functional currency of our non-U.S. operations is the local currency. Adjustments resulting from the translation of financial statements are reflected in accumulated other comprehensive income (loss). Transaction gains and losses are charged to operations.

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

We evaluated all subsequent events through the date and time our financial statements were issued. No subsequent event occurred during this period that requires recognition or disclosure in these consolidated financial statements.

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

Concentrations of Supply Risk

We are highly dependent on Kensey Nash Corporation (Kensey Nash) to convert our Vitoss to Vitoss Foam and Vitoss Bioactive Foam Products (see note 16). We also source other raw materials and a majority of the disposable components that accompany and are used with our products with a limited number of third party manufacturers and are highly dependent upon these manufacturers.

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

Interest cost that is incurred on borrowed funds used to expand the manufacturing facilities is capitalized and is recorded as part of the asset to which it relates, and is amortized over the asset’s estimated useful life.

Impairment of Long-Lived Assets and Intangible Assets

We evaluate the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. At December 31, 2010 and 2009, the carrying amounts of our long-lived assets and intangible assets with finite lives were not impaired.

Amortization of Intangible Assets

The carrying value of intangible assets, which consist of acquired technology and license rights, are generally amortized on a straight line basis or the unit of sales method.

Revenue Recognition

Revenue is not recognized until persuasive evidence of an arrangement exists, performance or shipment has occurred, the sales price is fixed or determinable and collection is probable. In the U.S. and the U.K., we recognize product sales revenue upon either shipment of purchased product to the customer, or receipt of documentation from the customer indicating its consumption of product from consigned inventory. Outside the U.S. and the U.K., revenue from product sales is recognized upon shipment of the product to the independent stocking distributors.

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

Equity awards and warrants exercisable to purchase 9,459, 9,282 and 8,904 shares were excluded from the computation of diluted net loss per common share for 2010, 2009 and 2008, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to the losses.

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

The asset and liability method requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The deferred tax asset primarily includes net operating loss and tax credit carryforwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in the accompanying statements of operations but have been recorded as assets for income tax purposes. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, with the exception of the Texas margin tax credit (see note 15), as it is more likely than not that these assets will not be realized given the history of operating losses.

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

Stock-based Compensation

Stock-based compensation is accounted for at grant-date fair value and amortized on a straight-line basis over the vesting terms of the awards in the consolidated statement of operations based upon the portion of the awards that are expected to vest. We estimate pre-vesting forfeitures by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates (see note 13).

The following table sets forth the total stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
Cost of sales	$53	$74	$42
General and administrative	936	829	584
Selling and marketing	676	540	464
Research and development	254	218	183

Total	$1,919	$1,661	$1,273

We estimated the fair value of each option grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.91%	2.85%	3.78%
Expected volatility	55%	55%	58%
Dividend yield	0%	0%	0%
Expected life	6 years	6 years	6 years

The weighted average fair value per share of options granted in 2010, 2009, and 2008 was $2.02, $2.01, and $1.70, respectively.

Expected volatility was calculated based upon the historical daily closing prices of our common stock as quoted on the NASDAQ Global Market (NASDAQ) over a prior period having a term equal to the expected life of the stock options.

Non-employee Stock Based Compensation

The cost of stock-based compensation awards issued to non-employees for services are recorded at the fair value of instruments issued in exchange for such services. Historically, the common stock options granted to non-employee consultants as compensation were fully vested on the date of the grant. In certain circumstances, these awards may have to be settled in cash through the expiration of the option or until it is exercised, whichever is earlier. Accordingly, the fair value of the fully-vested non-employee consultant stock options are classified as liabilities with changes in fair value between reporting periods recognized in our consolidated statement of operations.

The fair value of the derivative liability associated with non-employee consultant stock options was estimated using the Black-Scholes option pricing model. For the years ended December 31, 2010, 2009, and 2008, the income (expense) associated with the change in fair value of the derivative liability was $81, $(8) and $13, respectively, and was recorded in selling and marketing expenses in our consolidated statement of operations.

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

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from non-owner sources. Excluding net loss, our sources of other comprehensive loss are from net unrealized appreciation (depreciation) on available-for-sale securities and foreign currency translation adjustments. Reclassification adjustments result from the recognition in net loss of unrealized gains or losses that were included in comprehensive loss in prior periods.

Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008

Supplemental disclosure of non-cash transactions:
Warrants issued in connection with Senior Secured credit facility (note 9)	$—	$—	$286
Exchange of stock options for common stock (note 13)	—	—	170
Purchase of property and equipment included in accounts payable and accrued expenses	76	—	—
Change in the fair market value of non-employee stock options	(81)	8	(13)
Supplemental disclosure of cash flow information:
Cash paid for interest	3,319	2,826	2,325
Cash paid for taxes	54	85	82

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

Recent Accounting Pronouncements

In January 2010, the FASB issued amended guidance requiring additional fair value disclosures related to inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers between levels in the hierarchy of fair value measurement. This guidance became effective for us beginning on January 1, 2010 and did not have a significant impact on our consolidated financial statements.

3. Business Acquisition:

In September 2008, we purchased collagen raw materials, equipment and a technology license from Allergan, Inc. and its affiliate Allergan Sales, LLC under a supply and license agreement dated November 2007 for an aggregate purchase price of $6,552 in cash, which was funded through a senior secured note purchase facility (see note 9). We accounted for the purchase of the assets and the related business at fair value with the purchase price being allocated among the assets purchased. The raw materials, equipment and license acquired from Allergan relate primarily to the production of the Vitagel Surgical Hemostat product. The purchase price was allocated to the fair value of the assets purchased as follows: $980 of raw material inventory, $373 of equipment, and $5,199 of acquired technology. The purchase price allocation was based upon a third party independent valuation. The acquired technology is being amortized over approximately 9 years, which is the estimated remaining life of the relevant Vitagel patent. There were no liabilities assumed in the transaction.

4. Cash, Cash Equivalents and Short-Term Investments:

At December 31, 2010 and 2009 cash, cash equivalents and short-term investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
December 31, 2010:
Cash and cash equivalents	$11,059	$—	$—	$11,059

Short-Term Investments:
Corporate debt securities	2,006	—	—	2,006
U.S. Treasury securities	2,022	—	—	2,022
Government-sponsored enterprise debt securities	7,277	—	—	7,277

	11,305	—	—	11,305

Total	$22,364	$—	$—	$22,364

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
December 31, 2009:
Cash and cash equivalents	$7,757	$—	$—	$7,757

Short-Term Investments:
U.S. Treasury securities	1,770	—	(1)	1,769
Government-sponsored enterprise debt securities	13,579	1	—	13,580

	15,349	1	(1)	15,349

Total	$23,106	$1	$(1)	$23,106

Amortization of premiums and discounts related to investments resulted in expense of $244 and $36 and income of $389 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, all short-term investments mature within one year of the balance sheet date.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

5. Fair Value Measurements:

The following tables provide the assets carried at fair value measured on a recurring basis as of December 31, 2010 and 2009:

	Carrying	Fair Value Measurement at December 31, 2010
	Value	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Bank deposits	$3,703	$3,703	$—	$—
Corporate debt securities	500	500	—	—
U.S. Treasury security money market fund	5,152	5,152	—	—
Government-sponsored enterprise debt securities	1,704	1,704	—	—

	$11,059	$11,059	$—	$—

Short-Term Investments:
Corporate debt securities	$2,006	$2,006	$—	$—
U.S. Treasury Securities	2,022	2,022	—	—
Government-sponsored enterprise debt securities	7,277	7,277	—	—

	$11,305	$11,305	$—	$—

	Carrying	Fair Value Measurement at December 31, 2009
	Value	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Bank deposits	$1,763	$1,763	—	—
U.S. Treasury security money market fund	5,994	5,994	—	—

	$7,757	$7,757	$—	$—

Short-Term Investments:
U.S. Treasury securities	$1,769	$1,769	—	—
Government-sponsored enterprise debt securities	13,580	13,580	—	—

	$15,349	$15,349	$—	$—

6. Inventories:

As of December 31, 2010 and 2009, inventories consisted of the following:

	2010	2009
Raw materials	$3,618	$5,538
Work-in-process	8,781	8,816
Finished goods	9,636	11,704

	$22,035	$26,058

Included in cost of sales for each of the years ended December 31, 2010, 2009 and 2008 are inventory reserve charges of $4,141, $433 and $465, respectively. The 2010 inventory provision included a fourth quarter charge of $3,500 primarily related to Aliquot inventory that was expected either to expire prior to sale or to remain unsold based upon current forecasts of product demand.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

7. Property and Equipment:

As of December 31, 2010 and 2009, property and equipment consisted of the following:

	2010	2009
Construction in-progress	$329	$9,898
Machinery and equipment	10,778	7,797
Furniture and computers, sales, marketing and office equipment	6,782	5,790
Leasehold improvements	16,305	9,083

	34,194	32,568
Less—Accumulated depreciation and amortization	(17,385)	(14,628)

	$16,809	$17,940

As of December 31, 2010, and 2009, property and equipment included assets designated as construction in-progress and not placed in service. Construction in-progress at December 31, 2009 consisted primarily of construction costs for our collagen manufacturing facility. This facility was approved by the FDA and the assets relating to this facility that were previously included in construction in-progress were placed in service in July 2010.

Total interest cost capitalized was $180, $674 and $265 for 2010, 2009 and 2008, respectively. Included in construction in-progress at December 31, 2009 is capitalized interest of $779.

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2010, 2009 and 2008 was $2,772, $1,831, and $1,728, respectively.

8. License and Technology Intangible Assets:

As of December 31, 2010 and 2009, license and technology intangible assets consisted of the following:

	Life	2010	2009

Acquired technology-Vitagel and CellPaker products	11 years	$9,000	$9,000
Collagen processing technology (Note 3)	9 years	5,199	5,199
Other licensed technology (Note 16)	8 years	515	515

		14,714	14,714
Less — Accumulated amortization		(4,830)	(3,338)

		$9,884	$11,376

Acquired technology – Vitagel and Cellpaker products represents an intangible asset relating to our cash payment of $9,000 in 2006 to Angiotech Pharmaceuticals, Inc. (Angiotech) in order to eliminate any further obligations to pay royalties on future sales of Vitagel and CellPaker products under our license agreement with Angiotech. This intangible asset is being amortized based upon the greater of (a) straight-line amortization through July 31, 2017, or (b) actual units sold in a given period in relation to the total estimated units to be sold over the expected life of the applicable patent, which is through July 31, 2017.

Under the license agreement with Angiotech, we have exclusive rights to manufacture, market and sell Vitagel products throughout the world for orthopedic indications, and non-exclusive rights to manufacture, market and sell CellPaker products throughout the world for all indications through July 31, 2017. Additionally, under the license agreement, Angiotech has an option for co-exclusive rights outside the orthopedic field which, if exercised, would permit Angiotech to manufacture, market and sell an Angiotech-branded Vitagel product throughout the world. Until Angiotech elects to exercise its option for co-exclusive rights, we have exclusive rights to manufacture, market and sell Vitagel outside of the orthopedic field throughout the world. If Angiotech elects to exercise its option, we would then have co-exclusive rights to manufacture, market and sell Vitagel outside of the orthopedic field throughout the world.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

Amortization expense was $1,492, $1,493 and $995 for 2010, 2009 and 2008, respectively, and has been recorded as follows:

	Year Ended December 31,
	2010	2009	2008
Cost of sales	$1,428	$1,429	$995
Research and development	64	64	—

Total	$1,492	$1,493	$995

Amortization expense for the five years subsequent to the year ended December 31, 2010 is expected to be $1,492 per year.

9. Senior Secured Note Purchase Facility:

We have $35,000 in outstanding principal indebtedness under a senior secured note purchase facility. Notes issued under the facility are due July 30, 2012. Outstanding principal amounts under the notes bear annual interest at 10%, except that during the continuance of any event of defaults, interest would accrue at the rate of 12% per year and the notes would be payable on demand. In connection with entering into the facility, we issued to the note purchaser five-year warrants to purchase 1,466 shares of our common stock at an exercise price of $3.41 per share. Of these warrants, warrants to purchase 1,100 shares of our common stock have vested and, as of January 30, 2010, the remaining 366 warrants were no longer eligible to vest and are no longer considered outstanding. All warrants expire in July 2012.

We issued $25,000 principal amount of notes under the facility on July 30, 2007 and used most of the proceeds to repurchase a revenue interest obligation. In conjunction with the issuance of these notes, warrants to purchase 733 shares of common stock became exercisable. The fair value of these warrants of $1,206 was recorded in our consolidated balance sheet as a discount to the initial loan amount of $25,000 and is being amortized into interest expense over the remaining term of the facility.

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

Borrowings under the facility are guaranteed by us and one of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot. We are required to make quarterly interest-only payments to the note holder. Upon the occurrence of various events, including our receipt of (i) proceeds in excess of 5% of our total assets for certain asset dispositions; (ii) more than $1,000 in aggregate cash insurance proceeds for damaged or destroyed property that is not applied to the repair or replacement of the property within one year; or (iii) more than $7,500 in gross cash proceeds from judgment awards or settlements, the note holders are entitled to prepayment of the outstanding principal amount of the notes to the extent of the net cash proceeds that we receive. We may prepay at any time any part of the outstanding balance under the notes, in a minimum amount of $2,000 and in increments of at least $1,000 in excess of such minimum, together with interest accrued thereon. Both mandatory and optional prepayments are subject to a prepayment premium of up to 16% of the principal balance of the notes then outstanding, depending on the timing of the prepayment. The unpaid principal amount under the notes and accrued interest and all other obligations shall become due and payable immediately if we are insolvent, are in bankruptcy proceedings or have a custodian or receiver appointed for any substantial part of our property. If an event of default not described in the preceding sentence occurs and is continuing (including a change of control of the Company), then the holders of at least two-thirds in principal amount of notes then outstanding may declare the unpaid principal amount of the notes, accrued interest and all other obligations due and payable immediately. In addition, if the notes become due and payable, whether automatically or by declaration, by reason of any of the following events of default, then we must pay a prepayment premium depending on the timing of the prepayment:

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

The carrying value of the non-variable rate notes under the facility approximates fair value at December 31, 2010 based on rates that would be available to the Company for debt with similar terms.

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then-outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of December 31, 2010, we must maintain a minimum cash, cash equivalent, and short-term investment balance of $8,750. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of favor of the note holder a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of December 31, 2010, we must maintain a minimum balance of $14,000 in cash, cash equivalents, and short-term investments in order to avoid obtaining a letter of credit. Currently we are not required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions as defined in the facility terms, make investments and pay dividends.

Interest expense on notes payable was $3,641, $3,112, and $2,777 for the years ended December 31, 2010, 2009 and 2008, respectively.

We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this indebtedness, that the terms of such a refinancing would be equal to or better than the terms of the existing senior secured note purchase facility. Additionally, our cash flows and cash resources would be negatively impacted if we elected to repay the existing outstanding principal indebtedness with a combination of our existing cash and cash equivalents and new borrowings. If this obligation would have been paid in full at December 31, 2010, the prepayment premium would have been approximately $2,200. The amount of the prepayment premium decreases quarterly by $400. In addition to the prepayment premium, if we repay this indebtedness in full or in part prior to July 30, 2012, we would be required to write-off the unamortized debt discount and debt issuance costs remaining on our balance sheet at the date of such refinancing and recognize a non-cash loss. Assuming this debt was fully repaid on March 31, 2011, we would expect to recognize a charge of approximately $2,500 in connection with the early extinguishment of debt.

11. Other Accrued Expenses:

As of December 31, 2010 and 2009, other accrued expenses consisted of the following:

	2010	2009
Commissions payable	$2,238	$2,423
Interest payable	875	875
Royalties	488	567
Professional fees	428	527
Other	1,374	1,142

	$5,403	$5,534

12. Profit Sharing Plan:

We have a Section 401(k) plan for all qualified employees, as defined. Contributions are discretionary and determined annually and were $634, $692 and $667 for the years ended December 31, 2010, 2009 and 2008, respectively.

13. Shareholders’ Equity:

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

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

At December 31, 2010, there were 17,850 shares authorized for issuance under the Plan. The following table shows the number of shares underlying outstanding awards under the Plan at December 31, 2010 and the number of shares remaining available for grant under the Plan:

Shares authorized for issuance under the Plan	17,850
Common stock options currently issued and outstanding	(8,136)
Unvested restricted common stock units	(113)
Restricted common stock currently issued and outstanding	(110)
Shares issued upon exercise of common stock options and vesting of restricted stock units	(4,882)

Shares available for grant under the Plan at December 31, 2010	4,609

Performance-based Equity Awards

In 2008, the Company granted performance-based equity awards under the Plan to certain executive officers whereby up to an aggregate of 421 shares of the Company’s common stock, valued at $2.68 per share, could be issued. The number of shares of common stock issuable under each award was dependent upon the Company’s achievement of pre-determined levels of Cortoss and Aliquot product sales in the U.S. during a twelve-month period that ended on June 30, 2010. Since none of the performance objectives were achieved, the awards have been cancelled. No compensation expense has been recorded for these performance-based equity awards during the years ended December 31, 2010, 2009 and 2008.

Common Stock

We have never declared or paid cash dividends on shares of our common stock and do not intend to pay any cash dividends in the foreseeable future on shares of our common stock.

During 2008, we exchanged options to purchase 131 shares of common stock for 131 common shares with certain non-employee consultants. In connection with this exchange, we incurred a non-cash charge of $170 in 2008. In 2008, we issued 7 shares of common stock valued at $21 for consulting services rendered pursuant to consulting agreements.

Restricted Common Stock and Restricted Common Stock Units

In 2009, we issued 156 shares of our common stock upon the vesting of certain of the restricted common stock units granted in 2007. As of December 31, 2010, 113 restricted common stock units are scheduled to vest in March 2011, subject to the continued employment of the holders of such units.

During 2010, 2009 and 2008, each year we issued an aggregate of 28 restricted common shares to non-employee directors in consideration of their services. These shares were valued at $54, $138 and $66, respectively. The shares granted vest in equal one-third installments on each anniversary of the date of grant, or earlier upon either (i) a change of control of the Company, (ii) the recipient’s death or (iii) the recipient’s departure in good standing from the board of directors provided he or she served on the board for at least five years or the sum of his or her age and length of services is at least 65. As of December 31, 2010, 62 restricted common shares are scheduled to vest in the future in accordance with the terms of the awards.

We have $156 of unrecognized cost related to unvested restricted common stock and restricted common stock units as of December 31, 2010, which is expected to be recognized over a weighted average period of approximately 0.6 years. The compensation expense recorded for these awards during 2010, 2009 and 2008 was $183, $266 and $368, respectively, and is included in stock-based compensation expense (see note 2).

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

During 2010, 2009 and 2008, we granted options to purchase 1,758, 1,310 and 1,787 shares of common stock, respectively,

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

under the Plan to our employees and non-employee directors. The respective aggregate fair values of these grants was $3,473, $2,638 and $3,046, and are being amortized over the four-year vesting period. Compensation expense related to the common stock options was $1,736, $1,395 and $903 for 2010, 2009 and 2008, respectively.

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

In July 2010, we issued to non-employee directors options to purchase 84 shares of common stock in the aggregate. These options have an exercise price of $1.92 per share and vest as to 25% of the underlying shares on each of the four successive anniversaries of the date of grant.

As of December 31, 2010, we had $4,720 of unrecognized compensation cost related to unvested common stock options which we expect to recognize over a weighted average period of approximately 2.4 years.

For all options outstanding as of December 31, 2010, the weighted average exercise price per share was $3.54, with a weighted average remaining contractual life of approximately 6 years and an aggregate intrinsic value of $31.

At December 31, 2010, there were 4,916 options exercisable. These options have a weighted average exercise price per share of $3.59, with a weighted average remaining contractual life of approximately 6 years and an aggregate intrinsic value of $1.

Summary stock option information is as follows:

	Aggregate Number	Aggregate Exercise Price	Exercise Price Range	Weighted Average Exercise Price
Outstanding, December 31, 2007	5,412	$20,977	$1.65 – 11.25	$3.74
Granted	1,787	4,861	2.01 – 3.40	2.72
Exercised	(5)	(12)	2.32 – 3.50	2.32
Cancelled	(464)	(1,494)	1.69 – 6.60	3.22
Expired	(54)	(273)	4.25 – 11.25	5.05

Outstanding, December 31, 2008	6,676	24,059	1.69 – 11.25	3.55
Granted	1,310	4,757	2.60 – 6.73	3.63
Exercised	(360)	(1,206)	2.48 – 4.48	3.35
Cancelled	(290)	(1,014)	2.01 – 7.80	3.49
Expired	(137)	(703)	4.75 – 6.60	5.17

Outstanding, December 31, 2009	7,199	25,893	1.65 – 6.75	3.55
Granted	1,758	6,084	1.67 – 4.28	3.46
Exercised	(212)	(689)	2.64 – 3.69	3.25
Cancelled	(392)	(1,223)	1.94 – 6.73	3.12
Expired	(217)	(950)	2.01 – 6.75	4.38

Outstanding, December 31, 2010	8,136	$29,115	$1.67 – 6.73	3.54

As of December 31, 2010, non-employee consultants held fully-vested stock options to purchase 62 shares of common stock, at an average exercise price of $3.20 per share and an average remaining term of approximately three years. These options are classified as a non-current liability of $23 and $104 at December 31, 2010 and 2009, respectively, and are included in other long-term liabilities on our consolidated balance sheets as management does not believe that any financial liability underlying the options will need to be satisfied using current assets within the next twelve months.

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

Employees purchased 99, 68 and 75 shares under the ESPP during 2010, 2009 and 2008, respectively, for cash proceeds of $231, $240 and $184, respectively. In June 2009, our shareholders approved an amendment to the ESPP to increase by 200 the number of shares available for issuance under the ESPP. As of December 31, 2010, there were 500 shares of common stock authorized for issuance under the ESPP, of which 51 shares remained available for purchase and issue.

Common Stock Purchase Warrants

As of December 31, 2010, we had outstanding warrants to purchase 1,466 shares of common stock at an exercise price of $3.41 per share. All of these warrants were granted pursuant to the Senior Secured Note Purchase Facility (see note 9). Of the outstanding warrants, warrants to purchase 1,100 shares were exercisable as of December 31, 2010 and will expire in July 2012 if not exercised before that date. As of January 30, 2010, the remaining 366 warrants were no longer eligible to vest.

14. Product Sales:

For 2010, 2009 and 2008, product sales by geographic market were as follows:

	Year Ended December 31,
	2010	2009	2008
United States	$89,459	$87,719	$71,997
Outside the United States	5,204	5,134	4,918

Total product sales	$94,663	$92,853	$76,915

Approximately 67%, 67%, and 63% of product sales during 2010, 2009 and 2008, respectively, were from products based upon the Vitoss Foam platform co-developed with Kensey (see note 16).

15. Income Taxes:

The components of income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
Current	$(69)	$20	$17
Deferred	(417)	1,263	3,317

	(486)	1,283	3,334
Valuation allowance	410	(1,270)	(3,324)

Income tax (expense) benefit	$(76)	$13	$10

Reconciliation between the (provision) benefit for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes, and the actual (provision) benefit for income taxes follows:

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

	December 31,
	2010	2009	2008
Federal income tax provision at statutory rate	(34)%	(34)%	(34)%
State tax (benefit) - Texas Gross Margin Tax	1	1	—
State income taxes, net of federal income tax	8	(2)	(4)
Change in state rate	8	(2)	—
Change in valuation allowance	(8)	32	31
Foreign net operating losses	11	(11)	—
Non-deductible expenses	15	17	6
Other	—	(1)	1

Actual income tax provision (benefit) effective tax rate	1%	—%	—%

Components of deferred tax asset as of December 31, 2010 and 2009 were as follows:

	December 31
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$53,985	$50,458
Accrued expenses not currently deductible and other	5,489	4,164
Research and patent costs capitalized for tax purposes	7,286	12,395
Research and development credits	1,889	2,042
Texas margin tax temporary credit	282	289

Total deferred tax asset	68,931	69,348
Valuation allowance	(68,649)	(69,059)

Net deferred tax asset	$282	$289

In October 2008, the United States Congress enacted the Housing Assistance Act of 2008 (Public Law 100-289), which enabled us to make a federal tax election to claim accelerated research tax credits in lieu of bonus depreciation. As a result, we recognized a current income tax benefit of $64 and $55 in the years ended December 31, 2009 and 2008, respectively. The ability to make this election was not extended for research tax credits for the year ended December 31, 2010.

In 2006, Texas enacted a margin tax which restructured the state business tax by replacing the taxable capital components of the current franchise tax with a new “taxable margin” component. The Texas margin tax was effective for taxable years ended on or after January 1, 2007. Under the Texas margin tax, we have the right to claim a temporary credit against our Texas margin tax liability over a 20 year period. Accordingly, during 2010, 2009 and 2008, we recognized current and deferred state income tax expense of $76, $51 and $45, respectively, and a deferred tax asset of $282 and $289 as of December 31, 2010 and 2009, respectively, specifically related to the Texas temporary credit on taxable margin. This deferred tax asset has been included in Other Assets on our consolidated balance sheets. We have recognized a deferred tax asset related to the Texas credit as we believe it is more likely than not to be realized based upon projections of future Texas margin tax liabilities.

As of December 31, 2010 we had approximately $131,212 of federal net operating loss carryforwards, $161,473 of state net operating loss carryforwards and $11,239 of foreign net operating loss carryforwards. Federal net operating loss carryforwards begin to expire in 2011 and will fully expire in 2028, while the state net operating carryforwards began to expire prior to 2010 and will fully expire in 2028. The federal net operating losses have a carryforward period of 20 years. The state net operating losses have carryforward periods ranging from five to 20 years, with the Pennsylvania net operating loss having a carryforward period of 20 years. The foreign net losses have an unlimited carryforward period. Federal tax years for the years ended December 31, 2007 and forward remain open to audit as well as prior years to the extent that available net operating losses are utilized. The amount of U.S. federal net operating loss and credit carryforwards which can be utilized in any one period may be limited by federal and state income tax

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

regulations, since a change in ownership as defined in Section 382 and 383 of the Internal Revenue Code may have occurred in prior years. The amount of net operating loss carryforwards which can be utilized in any one period on the Pennsylvania corporate income tax return is limited to the greater of $3,000 or 20% of apportioned net taxable income for tax years beginning after December 31, 2009. Federal and Pennsylvania research and development tax credits of $1,889 and $226 begin to expire in 2012 and 2013, respectively.

As of December 31, 2010, we determined that we had no liability for uncertain income taxes. Our policy is to recognize potential accrued interest as a component of interest expense and penalties as a component of tax expense related to the liability for uncertain income taxes benefits, if applicable.

16. Commitments:

Operating Leases

For the years ended December 31, 2010, 2009 and 2008, lease expense was $918, $897 and $783, respectively. At December 31, 2010, future minimum rental payments under operating leases are as follows:

2011	$885
2012	923
2013	960
2014	987
2015 and thereafter	2,687

$6,442

Agreement with Kensey Nash Corporation

We have an agreement with Kensey Nash Corporation (Kensey) to jointly develop and commercialize certain biomaterials-based products based upon the Vitoss platform. The products developed under this agreement are based on our internally developed proprietary Vitoss bone void filler material in combination with proprietary resorbable Kensey biomaterials. Kensey has the exclusive right to manufacture any approved or cleared jointly developed product under the agreement, and we will market and sell the product worldwide. Under the agreement, we are obligated to pay Kensey both a transfer price for manufacturing products and royalties based on the net sales of such products. These rights and obligations extend until February 2014 for the Vitoss Foam product platform and until February 2024 for the Vitoss Bioactive Foam product platform, which includes Vitoss Bioactive Foam-2X and Vitoss BA Bimodal.

During 2010, 2009 and 2008, we purchased $6,483, $8,497 and $7,887, respectively, of product inventory manufactured by Kensey. As of December 31, 2010 and 2009, we owed Kensey $946 and $2,420, respectively, for manufactured product inventory and royalties, which are included in accounts payable and other accrued expenses in our consolidated balance sheets. All product royalty expense payable to Kensey is included in cost of sales on our consolidated statements of operations as we recognize product sales revenue from our customers.

Separate from the royalty payment obligation described above, we pay additional royalties to Kensey pursuant to a contractual royalty obligation that Kensey purchased from a co-inventor of Vitoss technology. Under this arrangement, we are obligated to pay no more than $5,000 in aggregate royalties on Vitoss product sales. For the years ended December 31, 2010, 2009 and 2008, we recognized $606, $645 and $593, respectively, as royalty expense under this contractual arrangement. From inception of the royalty arrangement through December 31, 2010, we have made aggregate royalty payments of $3,865.

Product Development Milestones

In 2009, we contractually agreed to make milestone payments upon achievement of specified goals in connection with the development of new products with one or more business partners. The timing and actual amount of these payments can be difficult to determine as these payments depend upon satisfactory achievement of product development and other milestones, which will be determined based on events that may occur in the future. During 2009, we made payments of $1,915 related to this product development program: $500 was recorded as a prepaid asset; $515 was recorded as an intangible asset for the value of a license acquired which is being amortized over the life of the licensed patents and the remaining amount of $900 was recorded as research and development expense. During the fourth quarter of 2010, we wrote off the $500 prepaid asset as the supplier was unable to satisfy its obligations under the agreement.

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

Employment Agreements

Under the terms of employment agreements with two executive officers, extending through April 2012 and May 2012, subject to renewal, we are required to pay each individual a base salary for continuing employment with us. The agreements currently require aggregate payment of $692 in 2011. The agreements also provide for other benefits, including certain obligations that may be triggered by a change in control, termination with cause or resignation for good reason.

17. Quarterly Financial Data (Unaudited):

	Three Months Ended
	March 31	June 30	September 30	December 31	Total
2010
Product sales	$24,077	$23,852	$23,327	$23,407	$94,663
Gross profit	16,678	15,744	15,089	12,207	59,718
Total operating expenses	17,088	15,340	14,410	14,919	61,757
Net interest expense	(761)	(946)	(946)	(938)	(3,591)
Net loss	(1,186)	(557)	(283)	(3,680)	(5,706)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.00)	$(0.05)	$(0.07)

	Three Months Ended
	March 31	June 30	September 30	December 31	Total
2009
Product sales	$21,690	$24,491	$22,295	$24,377	$92,853
Gross profit	14,680	16,825	15,145	16,289	62,939
Total operating expenses	15,053	16,922	16,149	15,904	64,028
Net interest expense	(789)	(587)	(722)	(732)	(2,830)
Net loss	(1,176)	(698)	(1,741)	(291)	(3,906)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.00)	$(0.05)

18. Valuation and Qualifying Accounts:

Description	Balance, Beginning of Period	Cost and Expenses	Other adjustments(1)	Balance, End of Period
For the year ended December 31, 2010:
Reserve for doubtful accounts	$217	$71	$(6)	$282

For the year ended December 31, 2009:
Reserve for doubtful accounts	$252	$18	$(53)	$217

For the year ended December 31, 2008:
Reserve for doubtful accounts	$218	$97	$(63)	$252

(1)	Represents write-offs of specific accounts receivable and other adjustments.

EXHIBIT INDEX

Exhibit	Description

3.1	Composite Amended and Restated Articles of Incorporation of the Company, as amended(16)

3.2	Amended and Restated Bylaws of the Company, as amended(16)

4.1	Specimen of Common Stock Certificate of the Company(2)

*10.1	Amended and Restated Employment Agreement, as amended as of March 9, 2010, by and between the Company and Antony Koblish(7)

*10.2	Amended and Restated Employment Agreement, dated as of March 9, 2010, by and between the Company and Nancy C. Broadbent(7)

*10.3	Employment Letter, dated as of March 12, 1999, by and between the Company and Dr. Maarten Persenaire(3)

*10.4	Confidentiality and Non-Disclosure Agreement, dated as of July 3, 2007, by and between the Company and Dr. Maarten Persenaire(5)

*10.5	Severance and Change of Control Agreement, dated as of August 4, 2010, between the Company and Christopher H. Smith(11)

*10.6	Severance and Change of Control Agreement, dated as of August 4, 2010, between the Company and Maarten Persenaire(11)

*10.7	Form of Severance and Change of Control Agreement between Orthovita and Vice Presidents(1)

*10.8	Form of Indemnification Agreement between the Company and directors(8)

*10.9	2007 Omnibus Equity Compensation Plan, as amended on June 23, 2010(17)

*10.10	Form of Incentive Stock Option Grant(6)

*10.11	Form of Nonqualified Stock Option Grant(6)

*10.12	Form of Performance Stock Option Grant(18)

*10.13	Form of Restricted Stock Unit Agreement(14)

*10.14	Amended and Restated Employee Stock Purchase Plan(10)

Exhibit	Description

10.15	Senior Secured Note and Warrant Purchase Agreement, dated as of July 30, 2007, among the Purchasers named therein, the Company, and LB I Group Inc., as Collateral Agent, including form of 10% Senior Secured Promissory Note due July 30, 2012(15)

10.16	Form of Warrant to Purchase Common Stock of the Company(15)

10.17	Registration Rights Agreement, dated as of July 30, 2007, between the Company and the Purchasers named therein(15)

10.18	Security Agreement, dated as of July 30, 2007, among the Company, the other entities listed on Schedule A thereto, as Pledgors, and LB I Group Inc., as Collateral Agent(15)

10.19	Company Stock Pledge Agreement, dated as of July 30, 2007, by the Company in favor of LB I Group Inc. for the benefit of holders of those certain 10% Senior Secured Promissory Notes described in the Note Purchase Agreement(15)

10.20	Company Intellectual Property Security Agreement, dated as of July 30, 2007, by the Company in favor of LB I Group Inc. for the benefit of holders of those certain 10% Senior Secured Promissory Notes described in the Note Purchase Agreement(15)

10.21	Subsidiary Guaranty Agreement, dated as of July 30, 2007, among Vita Licensing, Inc., Orthovita International Services, Inc., Partisyn Corp. and Vita Special Purpose Corp., as Guarantors, and LB I Group Inc., as Collateral Agent(15)

10.22	Subsidiary Stock Pledge Agreement, dated as of July 30, 2007, by Vita Licensing, Inc. in favor of LB I Group Inc. for the benefit of holders of those certain 10% Senior Secured Promissory Notes described in the Note Purchase Agreement(15)

10.23	Subsidiary Intellectual Property Security Agreement, dated as of July 30, 2007, by each of Vita Licensing, Inc., Orthovita International Services, Inc., Partisyn Corp. and Vita Special Purpose Corp. in favor of LB I Group Inc. for the benefit of holders of those certain 10% Senior Secured Promissory Notes described in the Note Purchase Agreement(15)

10.24	Development, Manufacturing and Supply Agreement, dated as of March 25, 2003, between the Company and Kensey Nash Corporation (portions of this document have been omitted pursuant to the Company’s confidential treatment request under Exchange Act Rule 24b-2)(12)

10.25	Amendment to Development, Manufacturing and Supply Agreement, dated as of February 25, 2005, between the Company and Kensey Nash Corporation (portions of this document have been omitted and were filed separately with the SEC pursuant to a confidential treatment request under Exchange Act Rule 24b-2)(9)

10.26	Fifth Amendment to the Development, Manufacturing and Supply Agreement, dated as of February 21, 2007, between the Company and Kensey Nash Corporation (portions of this document have been omitted and were filed separately with the SEC pursuant to a confidential treatment request under Exchange Act Rule 24b-2)(5)

10.27	Amended and Restated License Agreement, dated as of December 29, 2006, between the Company and Angiotech Pharmaceuticals (U.S.), Inc. (portions of this document have been omitted and were filed separately with the SEC pursuant to a confidential treatment request under Exchange Act Rule 24b-2)(4)

10.28	Royalty Sale Agreement, dated as of December 29, 2006, between the Company and Angiotech Pharmaceuticals (U.S.), Inc.(13)

10.29	Supply and License Agreement, dated as of November 5, 2007, by and between Allergan, Inc. and Allergan Sales, LLC and Orthovita, Inc. (portions of this document have been omitted and were filed separately with the SEC pursuant to a confidential treatment request under Exchange Act Rule 24b-2)(5)

21.1	Subsidiaries(1)

23.1	Consent of KPMG LLP(1)

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
(1)	Filed herewith.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 30, 2004 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2006 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 12, 2007 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 31, 2007 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 27, 2007 and incorporated herein by reference.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed on June 25, 2009 and incorporated herein by reference.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2011 and incorporated herein by reference.