Form 10-Q
period 2011-03-31
ORTHOVITA INC
filed 2011-05-04
CIK 913756

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011.

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

Class

Outstanding as of May 3, 2011

Common Stock, par value $.01

77,028,457 Shares

ORTHOVITA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,332	$11,059
Short-term investments	14,793	11,305
Accounts receivable, net of allowance for doubtful accounts of $340 and $282, respectively	12,624	11,877
Inventories	23,293	22,035
Other current assets	706	631

Total current assets	59,748	56,907

Property and equipment, net	16,463	16,809
License and technology intangible assets, net	9,511	9,884
Other assets	581	475

Total assets	$86,303	$84,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,649	$1,191
Accrued compensation and related expenses	1,605	1,106
Other accrued expenses	5,960	5,403

Total current liabilities	10,214	7,700

LONG-TERM LIABILITIES:
Notes payable, net of debt discount of $500 and $585, respectively	34,500	34,415
Other long-term liabilities	396	387

Total long-term liabilities	34,896	34,802

Total liabilities	45,110	42,502

COMMITMENTS (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 100,000 shares authorized, 77,028 and 76,881 shares issued and outstanding	770	769
Additional paid-in capital	228,180	227,569
Accumulated deficit	(187,449)	(186,284)
Accumulated other comprehensive loss	(308)	(481)

Total shareholders’ equity	41,193	41,573

Total liabilities and shareholders’ equity	$86,303	$84,075

The accompanying notes are an integral part of these consolidated interim financial statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
PRODUCT SALES	$23,787	$24,077
COST OF SALES	7,875	7,399

GROSS PROFIT	15,912	16,678

OPERATING EXPENSES:
General and administrative	3,157	3,432
Selling and marketing	11,911	12,374
Research and development	1,018	1,282

Total operating expenses	16,086	17,088

OPERATING LOSS	(174)	(410)

Interest expense	(989)	(771)
Interest income	12	10

LOSS BEFORE INCOME TAXES	(1,151)	(1,171)
Income taxes	(14)	(15)

NET LOSS	$(1,165)	$(1,186)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	76,821	76,502

The accompanying notes are an integral part of these consolidated interim financial statements.

ORTHOVITA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(1,165)	$(1,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premiums related to investments	77	94
Depreciation and amortization of property and equipment	922	516
Amortization of license rights and technology intangible assets	373	373
Amortization of debt discount	85	76
Compensation related to restricted stock awards, restricted stock units and stock option accounting for employees and non-employees	571	494
Provision for doubtful accounts	85	45
Increase in inventory reserves	100	255
(Increase) decrease in —
Accounts receivable	(647)	(281)
Inventories	(1,492)	(1,300)
Other current assets	(69)	(62)
Other assets	(176)	73
Increase (decrease) in —
Accounts payable	1,398	(1,269)
Accrued compensation and related expenses	612	(1,094)
Other accrued expenses	397	(421)
Other long-term liabilities	9	16

Net cash provided by (used in) operating activities	1,080	(3,671)

INVESTING ACTIVITIES:
Purchase of investments	(10,033)	(2,743)
Proceeds from sale and maturity of investments	6,470	5,725
Purchases of property and equipment	(409)	(559)

Net cash (used in) provided by investing activities	(3,972)	2,423

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	39	751

Net cash provided by financing activities	39	751

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	126	(30)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,727)	(527)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,059	7,757

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,332	$7,230

The accompanying notes are an integral part of these consolidated interim financial statements.

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

Orthobiologics

Vitoss™ Bone Graft Substitute is our primary fusion and regeneration product, and Cortoss™ Bone Augmentation Material is our primary fixation product. Our Vitoss product line, which includes Vitoss Foam and Vitoss Bioactive Foam products, provides the non-structural bone graft market with synthetic, bioactive alternatives to patient- and cadaver-derived bone tissue. Cortoss is an injectable polymer composite which mimics the mechanical characteristics of human cortical bone and provides the vertebral compression fracture market with a synthetic, bioactive alternative to polymethylmethacrylate bone cement.

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

Preparation of Financial Statements and Use of Estimates

The accompanying unaudited consolidated interim financial statements of Orthovita were prepared in accordance with accounting principles generally accepted in the U.S. and the interim financial statements rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, these consolidated interim statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated interim financial statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. The consolidated interim financial statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

For financial reporting purposes, our entire short-term investment portfolio is classified as available-for-sale and is stated at fair value as determined by quoted market values. Accordingly, any unrealized holding gains and losses are included in accumulated other comprehensive loss as a separate component of shareholders’ equity. Discounts and premiums are amortized over the term of the security and reported in interest income. The investments are reviewed on a periodic basis for other-than-temporary impairments (see notes 3 and 4).

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

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

(Unaudited)

Concentrations of Supply Risk

We are highly dependent on Kensey Nash Corporation (Kensey) as a sole source provider of certain raw materials used in the manufacture of Vitoss Foam products and as the sole manufacturer of our Vitoss Foam products (see note 12). We also source other raw materials and a majority of the disposable components that accompany and are used with our products from a limited number of third party manufacturers, and we are highly dependent upon these manufacturers.

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

Impairment of Long-Lived Assets and Intangible Assets

We evaluate the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment or intangible assets for the three months ended March 31, 2011 and 2010 as the carrying amounts were not impaired.

Amortization of Intangible Assets

The carrying values of intangible assets, which consist of acquired license and technology, are generally amortized on a straight line basis or the unit of sales method, whichever results in the shorter amortization period (see note 7).

Revenue Recognition

Revenue is not recognized until persuasive evidence of an arrangement exists, performance or shipment has occurred, the sales price is fixed or determinable and collection is probable. In the U.S. and the U.K., we recognize product sales revenue upon either shipment of purchased product to the customer, or receipt of documentation from the customer indicating its consumption of product from consigned inventory. Outside the U.S. and the U.K., revenue from product sales is recognized upon shipment of the product to the customer.

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

The following table sets forth the total stock-based compensation expense included in our consolidated interim statements of operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Cost of Sales	$19	$10
General and administrative	286	210
Selling and marketing	210	184
Research and development	58	62

Total	$573	$466

We estimated the fair value of stock option awards granted to employees using the Black-Scholes option pricing model on the date of grant using the following weighted average assumptions for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.99%	3.04%
Expected volatility	56%	55%
Dividend yield	0%	0%
Expected life	6 years	6 years

The weighted average fair value of options granted during the three months ended March 31, 2011 and 2010 was $1.35 and $2.26 per share, respectively.

For the three months ended March 31, 2011 and 2010, we calculated expected volatility based upon the historical daily closing prices of our common stock as quoted on the NASDAQ Global Market (NASDAQ) over a prior period having a term equal to the expected life of the stock options.

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

Equity awards and warrants to purchase an aggregate of 11,330 and 9,979 common shares were excluded from our computation of diluted net loss per common share for the three month periods ended March 31, 2011 and 2010, respectively, because the inclusion of the shares in the calculation would have been anti-dilutive due to our losses.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

(Unaudited)

Comprehensive Loss

We classify items of other comprehensive loss separately in the shareholders’ equity section of our consolidated interim balance sheets. For the three months ended March 31, 2011 and 2010, comprehensive loss was:

	Three Months Ended March 31,
	2011	2010

Net loss	$(1,165)	$(1,186)

Unrealized gain on investments	2	—
Foreign currency translation gain(loss)	171	(171)

Total other comprehensive gain (loss)	173	(171)

Comprehensive loss	$(992)	$(1,357)

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2011	2010

Property and equipment purchases included in accounts payable and accrued expenses	95	142
Cash paid for interest, net of amount capitalized	875	695

Recently Issued Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

3. Cash, Cash Equivalents and Short-Term Investments:

At March 31, 2011 and December 31, 2010, cash, cash equivalents and short-term investments consisted of the following:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
March 31, 2011:
Cash and cash equivalents	$8,332	$—	$—	$8,332

Short-Term Investments:
Corporate debt securities	1,720	—	—	1,720
U.S. Treasury securities	4,061	1	—	4,062
Government-sponsored enterprise debt securities	9,010	1	—	9,011

	14,791	2	—	14,793

Total	$23,123	$2	$—	$23,125

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

Amortization of discounts and premiums related to investments resulted in expense of $77 and $94 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and December 31, 2010, all short-term investments mature within one year of the balance sheet date.

4. Fair Value Measurements:

The following tables provide the assets carried at fair value measured on a recurring basis as of March 31, 2011 and December 31, 2010:

	Carrying Value	Fair Value Measurement at March 31, 2011
		Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Bank deposits	$2,634	$2,634	$—	$—
U.S. Treasury security money market fund	5,698	5,698	—	—

	$8,332	$8,332	$—	$—

Short-Term Investments:
Corporate debt securities	$1,720	$1,720	$—	$—
U.S. Treasury Securities	4,062	4,062	—	—
Government-sponsored enterprise debt securities	9,011	9,011	—	—

	$14,793	$14,793	$—	$—

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

(Unaudited)

	Carrying Value	Fair Value Measurement at December 31, 2010
		Level 1	Level 2	Level 3

Cash and Cash Equivalents:
Bank deposits	$3,703	$3,703	$—	$—
Corporate debt securities	500	500	—	—
U.S. Treasury security money market fund	5,152	5,152	—	—
Government-sponsored enterprise debt securities	1,704	1,704	—	—

	$11,059	$11,059	$—	$—

Short-Term Investments:
Corporate debt securities	$2,006	$2,006	$—	$—
U.S. Treasury Securities	2,022	2,022	—	—
Government-sponsored enterprise debt securities	7,277	7,277	—	—

	$11,305	$11,305	$—	$—

5. Inventories:

As of March 31, 2011 and December 31, 2010, inventories consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$4,523	$3,618
Work-in-process	8,301	8,781
Finished goods	10,469	9,636

	$23,293	$22,035

6. Property and Equipment:

As of March 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	March 31, 2011	December 31, 2010

Machinery and equipment	$10,872	$10,778
Furniture and computer, sales, marketing and office equipment	6,903	6,782
Leasehold improvements	16,310	16,305
Construction in-progress	703	329

	34,788	34,194
Less—Accumulated depreciation and amortization	(18,325)	(17,385)

	$16,463	$16,809

We capitalize interest cost incurred on borrowed funds used to expand our manufacturing facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $0 and $180 for the three months ended March 31, 2011 and 2010, respectively.

Depreciation and amortization expense relating to property and equipment was $922 and $516 for the three months ended March 31, 2011 and 2010, respectively.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

(Unaudited)

7. License and Technology Intangible Assets:

As of March 31, 2011 and December 31, 2010, license and technology intangible assets consisted of the following:

	Life	March 31, 2011	December 31, 2010
Acquired technology-Vitagel and CellPaker products	11 years	$9,000	$9,000
Collagen-processing technology	9 years	5,199	5,199
Other-licensed technology	8 years	515	515

		14,714	14,714

Less — Accumulated amortization		(5,203)	(4,830)

		$9,511	$9,884

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

Collagen-processing technology – In 2008, we purchased collagen raw materials, equipment and a technology license from Allergan, Inc. and its affiliate Allergan Sales, LLC. We accounted for the purchase of the assets and the related business at fair value with the purchase price being allocated among the assets purchased. The raw materials, equipment and license acquired from Allergan relate primarily to the production of the Vitagel Surgical Hemostat product. The purchase price was allocated to the fair value of the assets purchased as follows: $980 of raw material inventory, $373 of equipment, and $5,199 of acquired technology. The purchase price allocation was based upon a third party independent valuation.

Amortization expense was $373 for each of the three month periods ended March 31, 2011 and 2010, respectively, and has been recorded as follows:

	Three months ended March 31,
	2011	2010
Cost of sales	$357	$357

Research and development	16	16

Total	$373	$373

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

Under the facility, we must comply with various financial and non-financial covenants. Under the financial covenant, we are required to maintain a minimum cash balance equal to at least 25% of the then-outstanding principal amount under the notes in a separate interest-bearing deposit or other similar demand investment account that is pledged as collateral for the loan. As of March 31, 2011, we must maintain a minimum cash, cash equivalent, and short-term investment balance of $8,750. If the balance in the separate account falls below an amount equal to 40% of the principal amount outstanding under the notes, we must obtain and maintain for the benefit of the note holder a letter of credit in the amount of 25% of the principal amount outstanding under the notes. As of March 31, 2011, we must maintain a minimum balance of $14,000 in cash, cash equivalents, and short-term investments in order to avoid obtaining a letter of credit. Currently, we are not required to obtain a letter of credit. The primary non-financial covenants limit our ability to incur indebtedness or liens, sell assets, conduct mergers or acquisitions as defined in the facility terms, make investments and pay dividends.

Interest expense on notes payable, net of amounts capitalized (see note 6), was $989 and $771 for the three months ended March 31, 2011 and 2010, respectively.

We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this indebtedness, that the terms of such a refinancing would be equal to or better than the terms of the existing senior secured note purchase facility. Additionally, our cash flows and cash resources would be negatively impacted if we elected to repay the existing outstanding principal indebtedness with a combination of our existing cash and cash equivalents and new borrowings. If this obligation had been prepaid in full on March 31, 2011, the prepayment premium would have been $1,866. The amount of the prepayment premium decreases quarterly by $400. In addition to the prepayment premium, if we prepay this indebtedness in full or in part prior to July 30, 2012, we would be required to write off all or a portion of the unamortized debt discount and debt issuance costs remaining on our balance sheet at the date of such prepayment and recognize a non-cash loss. Assuming this debt was fully repaid on May 31, 2011, we would expect to recognize a charge of approximately $2,200 in connection with the early extinguishment of debt.

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

(Unaudited)

9. Other Accrued Expenses:

As of March 31, 2011 and December 31, 2010, other accrued expenses consisted of the following:

	March 31, 2011	December 31, 2010
Commissions payable	$2,332	$2,238
Interest payable	875	875
Royalties	564	488
Professional fees	645	428
Other	1,544	1,374

	$5,960	$5,403

10. Shareholders’ Equity:

The following table summarizes the changes in the shares of common stock outstanding and in total shareholders’ equity for the period from December 31, 2010 to March 31, 2011:

	Shares	Total Shareholders’ Equity
Balance, December 31, 2010	76,881	$41,573
Common Stock purchased under the employee stock purchase plan	20	39
Issuance of shares upon vesting of restricted common stock units	127	13
Stock-based compensation expense	—	560
Net loss	—	(1,165)
Change in accumulated other comprehensive loss	—	173

Balance, March 31, 2011	77,028	$41,193

Equity Compensation Plan

Our equity compensation plan (the Plan) provides for incentive and nonqualified stock options, restricted stock awards, restricted stock units and other equity incentives to be granted to directors, employees, and consultants. Our shareholders have approved the Plan.

At March 31, 2011, there were 17,850 shares authorized for issuance under the Plan. The following table shows the number of shares underlying outstanding awards under the Plan at March 31, 2011 and the number of shares remaining available for grant under the Plan:

Shares authorized for issuance under the Plan	17,850
Common stock options currently issued and outstanding	(10,119)
Restricted common stock currently issued and outstanding	(110)
Shares issued upon exercise of common stock options and vesting of restricted stock units	(4,997)

Shares available for grant under the Plan at March 31, 2011	2,624

Restricted Common Stock and Restricted Common Stock Units

During the three months ended March 31, 2011, we issued 127 shares of our common stock upon the vesting of previously issued restricted stock units. As of March 31, 2011, there was $115 of unrecognized compensation expense related to unvested restricted common stock which is expected to be recognized over a weighted average period of approximately one year. Compensation expense related to restricted common stock and restricted common stock units was $37 and $44 for the three months ended March 31, 2011 and 2010, respectively, and is included in stock-based compensation expense. As of March 31, 2011, 78 restricted common shares are scheduled to vest in the future in accordance with the terms of the awards.

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

During the three months ended March 31, 2011, we granted options to purchase 2,204 shares of common stock under the Plan to our employees, including 877 options that are subject to forfeiture in the event that certain performance conditions are not achieved for the year ending December 31, 2011 (Performance Options). The aggregate fair value of grants made during the first quarter of 2011 was $2,789. The Performance Options are being amortized from their date of grant through December 31, 2014 in accordance with the vesting terms of the awards. The remaining options granted during the three months ended March 31, 2011 are being amortized over their four-year vesting term. Total compensation expense related to common stock options was $536 and $422 for the three months ended March 31, 2011 and 2010, respectively

The following table summarizes stock option activity from December 31, 2010 through March 31, 2011:

Outstanding, December 31, 2010	8,136
Granted	2,204
Cancelled	(42)
Expired	(179)

Outstanding, March 31, 2011	10,119

During the three months ended March 31, 2011, there were no exercises of stock options. During the three months ended March 31, 2010, stock options to purchase 211 shares of common stock were exercised for proceeds of $685.

There was $5,907 of unrecognized compensation cost related to unvested employee stock options as of March 31, 2011, which is expected to be recognized over a weighted average period of approximately 2.62 years.

Employee Stock Purchase Plan

During the three months ended March 31, 2011 and 2010, 20 and 16 shares of common stock were purchased under our Employee Stock Purchase Plan for proceeds of $39 and $66, respectively.

Common Stock Purchase Warrants

In connection with entering into our debt facility (see note 8), we issued warrants to the note purchaser with a term of five years. As a result, warrants to purchase 1,100 shares of our common stock at an average exercise price of $3.41 per share were outstanding at March 31, 2011 and will expire in July 2012.

11. Product Sales:

For the three months ended March 31, 2011 and 2010, product sales by geographical market were as follows:

	Three Months Ended March 31,
	2011	2010
United States	$22,354	$22,771
Outside the United States	1,433	1,306

Total product sales	$23,787	$24,077

Approximately 69% and 64% of product sales during the three months ended March 31, 2011 and 2010, respectively, were from products based upon the Vitoss Foam platform co-developed with Kensey, including Vitoss Bioactive Foam products (see note 12).

ORTHOVITA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(All amounts in thousands except per share data)

(Unaudited)

12. Commitments:

Operating Leases

Operating lease expense was $230 and $222 for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, future minimum rental payments under operating leases are as follows:

Remainder of 2011	$667
2012	925
2013	962
2014	989
2015 and thereafter	2,694

$6,237

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

Separate from the royalty payment obligation described above, we also pay royalties to Kensey pursuant to a contractual royalty obligation that Kensey purchased from a co-inventor of the Vitoss technology. Under this arrangement, we are obligated to pay no more than $5,000 in aggregate royalties on Vitoss product sales. For the three months ended March 31, 2011 and 2010, we recognized $139 and $172, respectively, as royalty expense under this contractual arrangement. From inception of the royalty arrangement through March 31, 2011, we have made aggregate royalty payments of $4,004.

For the three months ended March 31, 2011 and 2010, we purchased $1,705 and $1,171, respectively, of product inventory manufactured by Kensey. As of March 31, 2011 and December 31, 2010, we owed Kensey $1,466 and $946, respectively, for manufactured product inventory and royalties under both arrangements described above. These amounts are included in accounts payable and other accrued expenses on our consolidated balance sheets. All product royalty expense payable to Kensey is included in cost of sales on our consolidated interim statements of operations as we recognize product sales revenue from ours customers.

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

Employment Agreements

Under the terms of employment agreements with two executive officers, extending through April 2012 and May 2012, subject to renewal, we are required to pay each individual a base salary for continuing employment with us. The agreements currently require aggregate payments of $519 through the remainder of 2011 and $255 in 2012. The agreements also provide for other benefits, including certain obligations that may be triggered by a change in control, termination without cause or resignation for good reason.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion and analysis contains forward-looking statements that provide our current expectations, forecasts of future events or goals. You can identify these statements as those that do not relate strictly to historical or current facts. These statements could include words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this Form 10-Q may turn out to be incorrect. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. There are many important factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements including, without limitation, the development, demand, market acceptance and hospital approval of our products; our ability to compete with the growing number of physician-owned distributors; third party reimbursement and health care reform; our ability to compete in increasingly price-sensitive markets; our ability to grow revenues by leveraging our existing infrastructure and sales force, including management of our distribution channels; the development of our sales network; our ability to manage our manufacturing facilities and requirements; the ability of our competitors to develop more technically advanced products; the regulatory approval or clearance of our products, including label expansion for existing products; sales product mix and related margins; capital expenditures; future liquidity; our ability to refinance our existing debt, uses of cash; cost and availability of raw materials; inventory levels; development costs for existing and new products; equity compensation expense; foreign currency exchange rates; fluctuations in our stock price; and the other risk factors addressed in ITEM 1A. “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission (SEC).

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

EXECUTIVE LEVEL OVERVIEW

We are a specialty spine and orthopedic company with a portfolio of orthobiologic and biosurgery products based on novel and unique proprietary biomaterials that have innovative mechanisms of action in the body. While we continue to develop new products and product iterations, there is no assurance that we will successfully commercialize these products and we cannot guarantee the pricing levels at which we may sell any of these products that are commercialized.

Our orthobiologic platform includes products for the fusion, regeneration and fixation of human bone. Our orthobiologic products are based on our proprietary Vitoss™ Bone Graft Substitute technology and include the Imbibe™ Bone Marrow Aspiration System. Vitoss is the market-leading synthetic bone graft in the United States and has been used in more than 375,000 implantations worldwide. Several of our Vitoss products incorporate our proprietary ceramic glass technology which accelerates bone healing. We continue to develop next generation Vitoss products which we believe will result in improved patient outcomes and maintain Vitoss average selling prices in an increasingly competitive market. In December 2010, the FDA granted regulatory clearance for our Vitoss BA2X Bone Graft Substitute product, which has the same structure and porosity as Vitoss Bioactive products, but contains increased levels of bioactive glass. In February 2011, the FDA granted regulatory clearance for Vitoss BA Bimodal, a new Vitoss product iteration that differs from previous versions by modifying the size distribution of the bioactive glass particles to accelerate the resorption of the bioactive glass. We launched Vitoss BA2X in the U.S. in February 2011 and expect to launch Vitoss BA Bimodal in the U.S. by the first quarter of 2012.

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

We are currently developing a suite of cavity creation devices that are designed to expand the use of Cortoss in the treatment of vertebral compression fractures for physicians who prefer kyphoplasty over vertebroplasty. In April 2011, we launched the Aliquot Directional Bone Tamp, a channel creation device that allows safe and targeted placement of Cortoss into the vertebral body. We are also developing a balloon device that can be used with Aliquot to address the needs of the kyphoplasty market, which device must receive 510(k) clearance from the FDA.

Over the longer term, we plan to seek U.S. regulatory clearance of Cortoss for additional indications that could expand its usage within the hospital in-patient surgery setting. We expect to file a revised 510(k) application for the use of Cortoss in cranial defect repair by the end of 2011.

Our biosurgery products include Vitagel™ Surgical Hemostat, Vitasure™ Absorbable Hemostat, and the CellPaker™ Plasma Collection System used in conjunction with Vitagel, and other accessories and delivery products that complement our Vitagel product. These products incorporate advanced biosurgical materials and product engineering to help control bleeding during surgeries. In an effort to increase our biosurgery sales, in the first quarter of 2011 we launched new marketing programs to promote the use of our Vitagel products in orthopedic joint reconstruction, obstetrics/gynecology and vascular surgery.

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

•

We are facing increasing competition from physician-owned distributors, or PODs, in the United States, predominantly in California and surrounding western states. PODs derive all or part of their revenues from the sale of medical devices ordered by physician-investors at hospitals that agreed to purchase from the POD. PODs typically purchase products at prices significantly below manufacturers’ average selling prices and these savings are shared between the hospital and the physician investors of the POD. We believe that the number of PODs in the spine and orthopedic markets will continue to grow as economic pressures increase through the industry, causing hospitals to seek ways to reduce costs and physicians to seek additional sources of income. We are continuing to monitor the expansion of PODs and are developing strategies and tactics to assure that our products are available to patients throughout the United States.

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

SUMMARY FINANCIAL RESULTS

Product Sales

Product sales for the three months ended March 31, 2011 decreased 1% to $23.8 million compared to $24.1 million for the three months ended March 31, 2010. Product sales for three months ended March 31, 2010 included $1.1 million from the sale of Vitomatrix pursuant to a supply agreement with a third party that was terminated in March 2010. We do not expect any further sales of Vitomatrix. Excluding this sale of Vitomatrix, product sales increased 3% to $23.8 million for the three months ended March 31, 2011 from $23.1 million for the three months ended March 31, 2010. Sales of Vitoss products increased 7% in the first quarter of 2011 compared to the corresponding period in 2010. Within the Vitoss product family, sales of Vitoss Bioactive Foam products, including Vitoss BA2X launched in February, 2011 increased 17% and sales of Vitoss Morsels increased 15% but these increases were primarily offset by decreases in Vitoss Foam product sales. Sales of Cortoss and Aliquot increased 3% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Sales of our biosurgery products decreased 1% during the first quarter of 2011 compared to the corresponding period in 2010.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $15.9 million compared to $16.7 million for the three months ended March 31, 2010. As a percentage of product sales, gross profit was 67% for the three months ended March 31, 2011 as compared to 69% for the corresponding periods in 2010.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $16.1 million compared to $17.1 million for the corresponding period in 2010. Operating expenses were 68% of product sales for the three months ended March 31, 2011 compared to 71% of product sales for the three months ended March 31, 2010.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated interim financial statements requires us to make assumptions, estimates and judgments which affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of our consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results will differ from those estimates. We have addressed our critical accounting policies in ITEM 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CRITICAL ACCOUNTING POLICIES.” There were no changes in our critical accounting policies for the three months ended March 31, 2011.

RESULTS OF OPERATIONS

We have incurred annual operating losses since inception. We may continue to incur operating losses in the future unless we can consistently leverage our product portfolio, our distribution channels, our manufacturing capacity and our product development capability to generate product sales in amounts that exceed our cost of sales and operating expenses. Our ability to increase revenue and to attain profitability may be affected by the risk factors addressed in ITEM 1A. “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Product Sales

	Three months ended March 31,
(dollars in thousands)	2011	2010	% Change
Orthobiologics	$18,104	$18,321	(1)%
Biosurgery	5,683	5,756	(1)%

	$23,787	$24,077	(1)%

Product sales of $23.8 million for the three months ended March 31, 2011 decreased 1% from $24.1 million for the three months ended March 31, 2010. Product sales for the three months ended March 31, 2010 included $1.1 million from the sale of Vitomatrix. Excluding this sale of Vitomatrix, product sales increased 3% to $23.8 million for the three months ended March 31, 2011 from $23.1 million for the three months ended March 31, 2010.

For the three months ended March 31, 2011, 94% of product sales were in the U.S. and 6% were outside the U.S. For the corresponding period in 2010, 95% of product sales were in the U.S. and 5% were outside the United States.

Orthobiologic product sales represented 76% of total product sales in both the three months ended March 31, 2011 and the three months ended March 31, 2010. Orthobiologic product sales during the three months ended March 31, 2011 were $18.1 million, a 1% decrease from $18.3 million recorded during the three months ended March 31, 2010. Excluding the sale of Vitomatrix in the first three months of 2010 discussed above, Orthobiologic product sales during the three months ended March 31, 2011 increased 5% from $17.2 million during the three months ended March 31, 2010, with 1% attributable to increased average selling prices and to a 4% increase in unit volume. Sales of Cortoss and Aliquot during the three months ended March 31, 2011 increased 3% compared to the three months ended March 31, 2011.

Vitoss product sales increased 7% in the first quarter of 2011 compared to the year-earlier quarter. Within the Vitoss product family, sales of Vitoss Bioactive Foam products, including Vitoss BA2X launched in the U.S. in February 2011, increased 17%, and sales of Vitoss morsels increased 15%. These increases were primarily offset by a 12% decrease in sales of Vitoss Foam products.

Biosurgery product sales represented 24% of total product sales in both the three months ended March 31, 2011 and the three months ended March 31, 2010. Biosurgery product sales decreased to $5.7 million in the three months ended March 31, 2011 from $5.8 million in corresponding period in 2010, a decrease of 1%.

An increased emphasis on managed care in the United States has placed, and we believe will continue to place, greater pressure on medical device pricing. Such pressures, as well as increasing competitive pricing pressures, could have a material adverse effect on our ability to sell our products at current prices and may result in lower average selling prices in the future.

Gross Profit

	Three months ended March 31,
(dollars in thousands)	2011	2010	% Change
Gross profit	$15,912	$16,678	(5)%
Gross profit as a percentage of product sales	67%	69%

Gross profit for the three months ended March 31, 2011 decreased to $15.9 million for the three months ended March 31, 2011 as compared to $16.7 million for the same period in the prior year. As a percentage of product sales, gross profit was 67% for the three months ended March 31, 2011, compared to 69% for the three months ended March 31, 2010. The decrease in gross profit as a percentage of product sales for the three months ended March 31, 2011 compared to the corresponding period in 2010 was primarily attributable to increased manufacturing costs for Vitagel in the first quarter of 2011 as a result of depreciation on our recently approved collagen manufacturing facility in the first quarter of 2011 and a change in product mix. Product sales for the three months ended March 31, 2010 included the $1.1 million sale of Vitomatrix discussed above, and Vitomatrix had higher gross profit margins than our other products. There were no Vitomatrix product sales in the three months ended March 31, 2011.

Operating expenses

	Three months ended March 31,
(dollars in thousands)	2011	2010	% Change
Operating expenses	$16,086	$17,088	(6)%
Operating expenses as a % of product sales	68%	71%

Operating expenses were $16.1 million for the three months ended March 31, 2011, a 6% decrease from operating expenses of $17.1 million in the corresponding period in 2010. The $1.0 million decrease in operating expenses was primarily due to reduced general and administrative expense, lower sales and marketing expenses (excluding commission expenses) and lower research and development expenses partially offset by increased commission expense attributable to our hybrid sales model and the increased use of distributors and specialized sales agents which require higher commissions compared to our direct sales representatives. Operating expenses as a percentage of product sales were 68% for the three months ended March 31, 2011 compared to 71% for the three months ended March 31, 2010.

General and administrative expenses

	Three months ended March 31,
(dollars in thousands)	2011	2010	% Change
General and administrative expense	$3,157	$3,432	(8)%
General and administrative expense as a % of product sales	13%	14%

General and administrative expenses for the three months ended March 31, 2011 were $3.2 million compared to $3.4 million for the three months ended March 31, 2010, a decrease of 8%. The decrease was primarily due to reduced information technology-related expenditures. As a percentage of product sales, general and administrative expenses were 13% for the three months ended March 31, 2011 compared to 14% for the corresponding period in 2010. We expect that general and administrative expenses for the year ending December 31, 2011 will be comparable to the expenses for the year ended December 31, 2010.

Selling and marketing expenses

	Three months ended March 31,
(dollars in thousands)	2011	2010	% Change
Selling and marketing expense	$11,911	$12,374	(4)%
Selling and marketing expense as a % of product sales	50%	51%

Selling and marketing expenses for the three months ended March 31, 2011 were $11.9 million, compared to $12.4 million for the three months ended March 31, 2010, a decrease of 4%. As a percentage of product sales, selling and marketing expenses were 50% for the three months ended March 31, 2011 compared to 51% for the corresponding period in 2010. The reduction in both the amount of selling and marketing expenses and these expenses as a percentage of product sales was due to reduced sales force headcount, and reduced marketing-related expenditures partially offset by higher commission expense associated with the increased use of distributors and specialized sales agents to market our products.

Research and development expenses

	Three months ended March 31,
(dollars in thousands)	2011	2010	% Change
Research and development expense	$1,018	$1,282	(21)%
Research and development expense as a % of product sales	4%	5%

Research and development expenses for three months ended March 31, 2011 were $1.0 million, compared to $1.3 million in the three months ended March 31, 2010, a decrease of 21% primarily attributable to the efforts to control expenses. As a percentage of product sales, research and development expenses were 4% for the three months ended March 31, 2011 compared to 5% for the three months ended March 31, 2010.

Interest Expense

Interest expense for both the three months ended March 31, 2011 and 2010 relates to $35.0 million in outstanding principal indebtedness under a senior secured note purchase facility, net of capitalized interest, if any. Interest expense for the three months ended March 31, 2011 was $1.0 million compared to $0.8 million for the three months ended March 31, 2010. There was no interest expense capitalized for the three months ended March 31, 2011, while $0.2 million was capitalized for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We experienced negative annual operating cash flows from our inception, and we have funded our operations primarily from the proceeds we received from sales of our common stock, debt and other equity securities. For the three months ended March 31, 2011, we had positive cash flow from operations of $1.1 million. At March 31, 2011 and December 31, 2010, key liquidity indicators were as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010
Cash and cash equivalents	$8,332	$11,059
Short-term investments	14,793	11,305

Total cash, cash equivalents and short-term investments	$23,125	$22,364

Working capital	$49,534	$49,207

Notes payable, net of debt discount	$34,500	$34,415

The Company’s cash flow activity was as follows:

	Three months Ended March 31,
	2011	2010
	(In thousands)
Net cash provided by (used in) operating activities	$1,080	$(3,671)
Net cash (used in) provided by investing activities	(3,972)	2,423
Net cash provided by financing activities	39	751
Effect of exchange rate changes on cash and cash equivalents	126	(30)

Net decrease in cash and cash equivalents	$(2,727)	$(527)

Although we expect to generate positive cash flows from operations in 2011, our ability to consistently generate positive cash flows from operations is heavily dependent upon: (i) maintaining and growing product sales; (ii) our product sales mix as relative increases in sales of our lower margin products result in lower gross profit; (iii) the amount of inventory, including raw materials and work-in-process, that we maintain to support product sales, anticipated product sales and anticipated product launches; (iv) the overall level of our research and development activities, which will depend on the development status and costs of products in our pipeline and any new products that we could pursue in the future, and (v) any cash prepayment associated with the refinancing of our existing $35 million debt. Accordingly, for the foreseeable future, our operating cash requirements may continue to be subject to quarterly volatility. If we are unable to improve cash flows from operations, we may need to consider and evaluate alternatives including reduction of capital expenditures and other cost reductions. In addition, we will need to refinance or renegotiate the terms of our outstanding debt. Furthermore, cash resources could be affected by in-licensing, joint ventures, acquisitions and other investment opportunities that we may pursue.

We have $35 million in outstanding principal indebtedness under a senior secured note facility which is due July 30, 2012. We are currently seeking to refinance this obligation and expect to complete this refinancing during 2011; however, there is no assurance that we will be able to execute this refinancing and, if we are able to refinance this indebtedness, that the terms of such a refinancing would be equal to or better than the terms of the existing senior secured note facility. In addition, we are required to pay a prepayment premium in the event that we refinance this obligation prior to July 30, 2012. The amount of the prepayment premium depends on the timing of the prepayment and decreases over time. Assuming we prepaid this obligation in full on March 31, 2011, the prepayment premium would have been $1.9 million. The prepayment premium will negatively impact our cash flows and cash resources. In addition to the prepayment premium, if we prepay this indebtedness in full or in part prior to July 30, 2012, we would be required to write off all or a portion of the unamortized debt discount and debt issuance costs remaining on our balance sheet at the date of such prepayment and recognize a non-cash loss on the early extinguishment of debt. Assuming this debt was fully repaid on May 31, 2011, we would expect to recognize a charge of approximately $2.2 million in connection with the early extinguishment of debt. Additionally, our cash flows and cash resources would be negatively impacted if we elected to repay the existing outstanding principal indebtedness with a combination of our existing cash and cash equivalents and new borrowings.

DISCUSSION OF CASH FLOWS

Cash Flows Provided By (Used In) Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 was $1.1 million compared to $3.7 million of net cash used in operating activities for the three months ended March 31, 2010. This favorable difference of $4.8 million is attributable to the reduction in the use of cash to settle accounts payable and to pay accrued compensation expenses, as well as the favorable impact of noncash charges. The lower use of cash to settle accounts payable and pay accrued expenses during the first quarter of 2011 compared to the same period in 2010 is due to lower current liabilities at the beginning of the first quarter of 2011, which were $7.7 million at December 31, 2010, as compared to the current liabilities at the beginning of the first quarter of 2010, which were $13.4 million at December 31, 2009.

Our ability to generate cash from operating activities on a quarterly and annual basis is dependent on our ability to consistently generate product sales in amounts that exceed our cost of sales and operating expenses; accordingly, while we successfully generated cash from operating activities during the three months ended March 31, 2011, there is no assurance that we will continue to do so in either quarterly or annual periods.

Cash Flows (Used in) Provided by Investing Activities

Cash used in investing activities for the three months ended March 31, 2011 was $4.0 million attributable to the net use of $3.6 million of cash to purchase investments and the use of $0.4 million of cash to purchase property and equipment. The rate of capital expenditures may increase over the remainder of 2011 but we expect that capital expenditures for the year ending December 31, 2011 will be below the amount of capital expenditures for the year ended December 31, 2010.

Cash provided by investing activities for the three months ended March 31, 2010 was $2.4 million attributable to the net proceeds from the net sale of investments of $3.0 million offset by the purchase of property and equipment of $0.6 million primarily related to the expansion of our Vitagel manufacturing facilities.

We invest our excess cash in highly liquid investment-grade marketable securities, including U.S. Treasury securities, corporate debt securities and government-sponsored enterprise debt securities. Marketable securities having maturities greater than three months and less than one year are classified as short-term investments. Until we achieve sales at levels that consistently enable us to fund operations and investing activities, we may use cash, cash equivalents and proceeds from the sale of short-term investments to fund both operating and investing activities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $39,000 compared to $0.8 million for the three months ended March 31, 2010 and relates to cash received upon the exercise of options to purchase our common stock and shares purchased in conjunction with the Company’s Employee Stock Purchase Plan.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Below is a table that presents our contractual obligations and commitments as of March 31, 2011:

Contractual Obligations (1) and (2)	Total	Remainder of 2011	2012	2013	2014	2015 and beyond

Notes Payable (3)	$35,000	$—	$35,000	$—	$—	$—
Lease Obligations (4)	6,237	667	925	962	989	2,694
Employment Agreements (5)	774	519	255	—	—	—

Total	$42,011	$1,186	$36,180	$962	$989	$2,694

(1)	In addition to the contractual obligations and commitments set forth above, we have contractual obligations pursuant to the terms of our agreement with Kensey Nash Corporation. Approximately 69% of our product sales during the three months ended March 31, 2011 were from products based upon our Vitoss Foam platform co-developed with Kensey, including Vitoss Bioactive Foam. As of March 31, 2011, we owed Kensey $1.5 million for manufactured product inventory and royalties, which amount is included in accounts payable and other accrued expenses on our consolidated balance sheet as of March 31, 2011 included in this report.
(2)	Excluded from this table are certain product development milestones and related payments which we may be obligated to make. In connection with the development of new products with business partners, we may be obligated to make milestone payments upon achievement of specified developmental goals. The timing and actual amount of these payments can be difficult to determine as they depend upon satisfactory achievement of product development and other milestones, which will be determined based on events that may occur in the future. If these products under development are brought to market, we may be obligated to make certain launch-related milestone payments of up to $1 million, as well as additional payments depending upon the achievement of clinical and sales milestones in the future. There were no product development payments in either of the three month periods ended March 31, 2011 or 2010.
(3)	Senior Secured Note Purchase Facility. We have $35 million in outstanding principal indebtedness under a senior secured note purchase facility. Notes issued under the facility are due July 30, 2012.

Borrowings under the facility are guaranteed by us and one of our wholly-owned subsidiaries. The facility is secured by a first priority lien on substantially all of our assets (including intellectual property) other than those exclusively related to Cortoss and Aliquot. We are required to make quarterly interest-only payments to the note holder. Outstanding principal amounts under the notes bear annual interest at 10%, except that during the continuance of any event of defaults, interest would accrue at the rate of 12% per year and the notes would be payable on demand. As of March 31, 2011, we were in compliance with all covenants under the facility. Based on our current operating plans, we expect to be in compliance with the covenants under the facility for at least the next twelve months from the date of filing of this report. We expect to incur quarterly interest payments of $875,000 under our debt facility during 2011 and thereafter until maturity on July 30, 2012. Prepayment of the obligation under our facility is subject to a prepayment premium, the amount of which depends on the timing of the prepayment. As discussed above, we are seeking to refinance this obligation. Any prepayment premium and the write off of the remaining debt discount and unamortized debt issuance costs would be recognized as an operating expense in the period of the prepayment and recorded as a loss on the early extinguishment of debt.

(4)	Leases. We lease facilities under non-cancelable operating leases that extend through July 31, 2017. As we continue to expand, we expect to lease additional facilities.
(5)	Employment Agreements. Under the terms of employment agreements with two executive officers, extending through April 2012 and May 2012, subject to renewal, we are required to pay each individual a base salary for continuing employment with us. The agreements also provide for other benefits, including certain obligations that may be triggered by a change in control, termination without cause or resignation for good reason.

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

As of March 31, 2011, our total exposure to foreign currency risk in U.S. dollar terms was approximately $4.0 million, or 5%, of our total assets. The potential impact of a hypothetical 10% decline in the foreign exchange rates would result in a total decline in the fair value of our assets of approximately $0.4 million at March 31, 2011.

Market Risk

We may be exposed to market risk through changes in market interest rates that could affect the value of our short-term investments; however, we do not believe the fair value of our investment portfolio or related income would be significantly affected by changes in interest rates due mainly to the relatively short-term nature of the majority of our investment portfolio.

As of March 31, 2011, our short-term investments consisted of highly liquid investment-grade marketable securities. The impact on our future interest income and future changes in investment yields will depend on the gross amount of our investments and various external economic factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2011 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

ORTHOVITA, INC.
(Registrant)

May 4, 2011	By:	/s/ ANTONY KOBLISH
Antony Koblish
Chief Executive Officer and President (Principal executive officer)

May 4, 2011	By:	/s/ NANCY C. BROADBENT
Nancy C. Broadbent
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)